Form 10-Q
period 1995-03-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 1995-05-15
CIK 727303

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                               QUARTERLY REPORT

                        PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                             COMMISSION FILE NUMBER 0-12050
MARCH 31, 1995


                      SAFEGUARD HEALTH ENTERPRISES, INC.
              (Exact Name of Registrant Specified in its Charter)


     DELAWARE                                       52-1528581
(State of Incorporation)                         (I.R.S. Employer
                                                Identification No.)


505 NORTH EUCLID STREET
P.O. BOX 3210
ANAHEIM, CALIFORNIA                                 92803-3210
(Address of principal offices)                      (Zip code)


Registrant's telephone number, including area code:  (714)  778-1005



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No _____
                                  -----

The number of shares outstanding of registrant's common stock, par value $.01 per share, at March 31, 1995, was 4,464,503 shares (not including 3,274,788 shares of common stock held in treasury).

                      SAFEGUARD HEALTH ENTERPRISES, INC.
                               AND SUBSIDIARIES

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1995

                        INFORMATION INCLUDED IN REPORT


Part I.    Financial Information

Item 1.    Financial Statements

              Consolidated Statements of Financial Position

              Consolidated Statements of Income

              Consolidated Statements of Cash Flows

              Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.   Other Information

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Default Upon Senior Securities

Item 4.    Other Information

Item 5.    Exhibits and Reports

PART I.    FINANCIAL INFORMATION


                      SAFEGUARD HEALTH ENTERPRISES, INC.
                               AND SUBSIDIARIES

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1995


The accompanying Consolidated Financial Statements of Safeguard Health Enterprises, Inc. and subsidiaries (the "Company"), for the quarter ended March 31, 1995, while unaudited, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.

These Consolidated Financial Statements should be reviewed in conjunction with the Consolidated Financial Statements and Notes, including Significant Accounting Policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Management believes that the disclosures herein are adequate to make the information presented not misleading.

ITEM 1.    FINANCIAL STATEMENTS

                      SAFEGUARD HEALTH ENTERPRISES, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      ($000'S OMITTED, EXCEPT SHARE DATA)

                                           March 31,    December 31,
                                              1995          1994
                                           ----------   -------------
ASSETS

Current assets:
   Cash                                     $    641        $    503
   Short-term investments                      1,840           1,723
   Investment securities available for         2,997           3,175
    sale, at estimated fair value
   Investment securities held to               3,186           3,260
    maturity, at cost
   Accounts and notes receivable, net
    of allowances of
       $503 in 1995 and $206 in 1994           2,083           2,183
   Income taxes receivable                         -             255
   Prepaid expenses and other                  1,069           1,032
   Deferred income taxes                         244             247
                                            --------        --------
               Total current assets           12,060          12,378

   Property and equipment, net                11,595          11,256
   Investment securities held to               6,505           6,509
    maturity, at cost
   Other assets                                  229             229
   Intangibles, net of accumulated
    amortization of                              398             420
      $1,316 in 1995 and $1,293 in 1994     --------        --------
                                            $ 30,787        $ 30,792
                                            ========        ========
LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Accounts payable and accrued expenses    $  2,351        $  2,815
   Income taxes payable                           57               -
   Deferred revenue                              190             228
                                            --------        --------
               Total current liabilities       2,598           3,043

Deferred income taxes                            252             280

Stockholders' equity
   Common stock $.01 par value;
    30,000,000 shares authorized;
    4,465,000 and 4,465,000 shares            19,212          19,212
     outstanding, stated at
   Retained earnings                          27,210          26,725
   Net unrealized loss on investment            (362)           (345)
    securities available for sale
   Treasury stock, at cost                   (18,123)        (18,123)
               Total stockholders'            27,937          27,469
                equity                      --------        --------
                                            $ 30,787        $ 30,792
                                            ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                      SAFEGUARD HEALTH ENTERPRISES, INC.
                               AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)
                    (000'S OMITTED, EXCEPT PER SHARE DATA)

                                          Three months ended
                                               March 31,
                                          ------------------
                                             1995      1994
                                           -------   -------

Health care revenues                       $19,423   $16,933
                                           -------   -------

Expenses:
   Health care services                     15,472    12,328
   Selling, general and administrative       3,349     3,090
                                           -------   -------

               Total expense                18,821    15,418
                                           -------   -------

Operating income (loss)                        602     1,515

Other income, net                              192       220
                                           -------   -------

Income (loss) before income taxes              794     1,735
                                           -------   -------

Provision (benefit) for income taxes       $   309   $   678
                                           -------   -------

Net income (loss)                          $   485   $ 1,057
                                           =======   =======

Net income (loss) per common share and
 common share equivalent:

Primary and fully diluted                     $.10      $.22
                                           =======   =======

Weighted average common shares and           4,656     4,911
 equivalents outstanding




          See accompanying Notes to Consolidated Financial Statements.

                      SAFEGUARD HEALTH ENTERPRISES, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($000'S OMITTED)

                                          Three months ended
                                               March 31,
                                          -------------------
                                             (Unaudited)

                                            1995      1994
                                           ------   --------
Cash flows from operating activities:
   Net income                              $ 485    $ 1,057
   Adjustments to reconcile net income
    to net cash provided
      by operating activities:
   Depreciation and amortization             378        288
   Deferred income taxes (benefit)           (25)         -
   Change in assets and liabilities:
               Accounts receivable net       100       (657)
               Income taxes receivable       255        152
               Prepaid expenses and          (37)      (279)
                other
               Accounts payable and         (464)       289
                accrued expenses
               Income taxes payable           57        830
               Deferred revenue              (38)       (96)
                                           -----    -------
                    Net cash provided        711      1,584
                     by operating          -----    -------
                     activities

Cash flows from investing activities:
   Change in marketable securities           156        991
   Additions to property and equipment      (694)    (1,053)
   Other activity, net                       (35)        (8)
                                           -----    -------
                    Net cash used in        (573)    (   70)
                     investing             -----    -------
                     activities

Cash flows from financing activities:
   Proceeds from exercise of stock             -         67
    options                                -----    -------
                    Net cash provided          -         67
                     by financing          -----    -------
                     activities

Net increase in cash                         138      1,581
Cash at beginning of period                  503        873
                                           -----    -------
Cash at end of period                      $ 641    $ 2,454
                                           =====    =======




          See accompanying Notes to Consolidated Financial Statements.

                      SAFEGUARD HEALTH ENTERPRISES, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF REPORTING
- ---------------------------

The accompanying unaudited Consolidated Financial Statements of Safeguard Health Enterprises, Inc. and subsidiaries (the "Company") for the quarter ended March 31, 1995, have been prepared in accordance with generally accepted accounting principles applicable to interim periods. This information should be read in conjunction with the Consolidated Financial Statements and Notes including Significant Accounting Policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, the accompanying statements contain all adjustments necessary for the interim amounts shown to be fairly presented.


NOTE 2:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE
- ----------------------------------------------------

Since October 1986, the Company's Board of Directors has, at various times, authorized the repurchase of up to a total of 4,510,888 shares of its common stock through open market or private transactions. As of March 31, 1995, a total of 3,819,088 shares had been acquired at an average cost of $5.54 per share. All shares acquired prior to August 24, 1987, have been retired as required by California law. All shares acquired after the August 24, 1987 reincorporation in Delaware are being held as treasury stock. Earnings per share for the periods ended March 31, 1995 and 1994 were computed by dividing net income by 4,655,866 and 4,911,378 shares, respectively, which was the weighted average number of outstanding common shares and common share equivalents (stock options) during the respective periods.


NOTE 3:  INCOME TAXES
- ---------------------

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This statement supersedes APB 11, which the Company had utilized since its inception. The adoption of SFAS No. 109 has had no cumulative net effect on income from continuing operations for the quarter ended March 31, 1995.

This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The cumulative effect on the Company's deferred tax accounts at January 1, 1993 of adopting this new statement was the recording of a net deferred tax liability of $177,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                                             1995 Versus 1994
                                           --------------------
                                            Three months ended
Results of operations (000') omitted)            March 31
- ---------------------------------------------------------------
Health care revenues                                   $2,490

Percentage change                                        14.7%
- ---------------------------------------------------------------
Membership enrollment                                      52

Percentage change                                         7.6%
- ---------------------------------------------------------------
Health care expenses                                   $3,144

Percentage change                                        25.5%

Percent of revenues                                      79.7%
- ---------------------------------------------------------------
Selling, general and administrative                    $  259
 expenses

Percentage change                                         8.4%

Percent of revenues                                      17.2%
- ---------------------------------------------------------------
Other income, net                                      $  (28)

Percentage change                                       (12.7%)

Percent of revenues                                       1.0%
- ---------------------------------------------------------------
Net income                                             $ (572)

Percentage change                                       (54.1%)
- ----------------------------------------------------------------

1995 Versus 1994
- ----------------

Health care revenues increased as a result of sales to new small and mid-size clients, increased revenue from the Company's dental office subsidiary and increased revenue from the Company's indemnity insurance subsidiary. Membership enrollment increased to 740,000 from 688,000 primarily from sales to new small and mid-size group clients and an increase in the number of persons covered under dental indemnity insurance products offered by the Company's insurance subsidiary. Enrollment increases offset entirely continued workforce reductions in a number of the Company's major group clients.

Health care expense increased primarily due to increased capitation directly related to increased premium revenue. Health care expense also increased due to increased claims costs associated with the implementation of a number of new indemnity benefit programs offered by the Company's indemnity insurance subsidiary, geographic expansion, and the expansion of the Company's Preferred Provider Organization operations. General and administrative expenses increased due to increased staffing levels to accommodate increasing enrollment. Selling expenses increased primarily due to higher acquisition costs in the distribution of the Company's products through other insurance related sources. Net income decreased due to the above factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources
- -------------------------------

The Company's business has not been capital intensive. The Company's operational cash requirements have been met principally from operating cash flow and this is expected to continue.

At March 31, 1995, the current ratio was 4.6 to 1.0. The Company's net worth was $27.9 million compared to $28.3 million a year earlier. The Company had $15.2 million of cash and investments as of March 31, 1995 compared to $18.5 million a year earlier. The Company believes that income from operations, together with the existing cash and marketable securities on hand, and other available sources of financing, should be adequate to meet operating capital needs for the foreseeable future.

Impact of Inflation
- -------------------

Management believes that a major factor supporting the Company's ability to obtain and retain clients has been its ability to provide quality managed dental care benefits to a broad spectrum of clients, at a lower cost than most competitors during a period of escalating health care benefit costs. The Company believes its operations are not otherwise materially affected by inflation due to the capitated or fixed nature of its major costs over the respective terms of its client contracts.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is a defendant in litigation arising in the normal course of business. In the opinion of management, the defense costs and/or ultimate outcome of such litigation is covered by insurance or will not have material effect on the Company's financial position or results of operations.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   OTHER INFORMATION

          None.

ITEM 5.   EXHIBITS AND REPORTS

          There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on the 8th of May, 1995.


                              SAFEGUARD HEALTH ENTERPRISES, INC.



                              By /s/ STEVEN J. BAILEYS, D.D.S.
                                 ------------------------------
                                  STEVEN J. BAILEYS, D.D.S.,
                                  Vice Chairman, President and
                                  Chief Operating Officer



                              By /s/ RONALD I. BRENDZEL
                                 ------------------------------
                                  RONALD I. BRENDZEL,
                                  Senior Vice President, Chief
                                  Financial Officer and
                                  Secretary