Form 10-Q
period 1995-09-30
SAFEGUARD HEALTH ENTERPRISES INC
filed 1995-11-01
CIK 727303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                QUARTERLY REPORT

                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                             COMMISSION FILE NUMBER 0-12050
SEPTEMBER 30, 1995


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

                              Yes   X    No
                                   ----      ----

The number of shares outstanding of registrant's common stock, par value $.01 per share, at September 30, 1995, was 4,633,170 shares (not including 3,274,788 shares of common stock held in treasury).

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                         INFORMATION INCLUDED IN REPORT


Part I.    Financial Information

Item 1.    Financial Statements

                 Consolidated Statements of Financial Position

                 Consolidated Statements of Income (Loss)

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

Item 4.    Other Information

Item 5.    Exhibits and Reports

PART I.    FINANCIAL INFORMATION


                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995


The accompanying Consolidated Financial Statements of Safeguard Health Enterprises, Inc. and subsidiaries (the "Company"), for the quarter ended September 30, 1995, while unaudited, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.

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

ITEM 1.    FINANCIAL STATEMENTS

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      ($000'S OMITTED, EXCEPT SHARE DATA)

                                           September 30,   December 31,
                                               1995            1994
                                           -------------   -------------
ASSETS

Current assets:
   Cash                                        $      6        $    503
   Short-term investments                         2,395           1,723
   Investment securities available for
    sale, at estimated fair value                 5,450           3,175
   Investment securities held to
    maturity, at cost                               585           3,260
   Accounts and notes receivable, net
    of allowances of $387 in 1995 and
    $206 in 1994                                  3,501           2,183
   Income taxes receivable                            -             255
   Prepaid expenses and other                       833           1,032
   Deferred income taxes                            247             247
                                               --------        --------

               Total current assets              13,017          12,378
                                               --------        --------

   Property and equipment, net                   12,561          11,256
   Investment securities held to
    maturity, at cost                             7,869           6,509
   Other assets                                     229             229
   Intangibles, net of accumulated
    amortization of $1,362 in 1995 and
    $1,293 in 1994                                  395             420
                                               --------        --------
                                               $ 34,071        $ 30,792
                                               ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                            $    880        $  1,307
   Accrued expenses                               2,376           1,508
   Income taxes payable                             170               -
   Deferred revenue                                  78             228
                                               --------        --------

               Total current liabilities          3,504           3,043
                                               --------        --------

Deferred income taxes                               403             280

Stockholders' equity
   Common stock $.01 par value;
    30,000,000 shares authorized;
    4,633,000 and 4,465,000 shares
    outstanding, stated at                       20,031          19,212
   Retained earnings                             28,409          26,725
   Net unrealized loss on investment               (153)           (345)
    securities available for sale
   Treasury stock, at cost                      (18,123)        (18,123)
                                               --------        --------

               Total stockholders' equity        30,164          27,469
                                               --------        --------
                                               $ 34,071        $ 30,792
                                               ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)
                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                              Three months ended        Nine months ended
                                                                  September 30             September 30
                                                             --------------------       ------------------
                                                                1995       1994           1995      1994
                                                             ---------   --------       --------   -------
Health care revenues                                          $20,834     $18,060        $60,299   $52,405
                                                              -------     -------        -------   -------

Expenses:
   Health care services                                        16,773      15,694         48,387    41,542
   Selling, general and administrative                          3,476       3,346         10,072     9,696
                                                              -------     -------        -------   -------

               Total expenses                                  20,249      19,040         58,459    51,238
                                                              -------     -------        -------   -------

Operating income (loss)                                           585        (980)         1,840     1,167

Other income, net                                                 403         208            846       615
                                                              -------     -------        -------   -------

Income (loss) before income taxes                                 988        (772)         2,686     1,782

Provision (benefit) for income taxes                              339        (297)         1,002       707
                                                              -------     -------        -------   -------

Net income (loss)                                             $   649     $  (475)       $ 1,684   $ 1,075
                                                              =======     =======        =======   =======

Net income (loss) per common share and common share equivalent:

Primary and fully diluted                                     $   .14     $  (.10)       $   .35   $   .22
                                                              =======     =======        =======   =======

Weighted average common shares and equivalents outstanding      4,777       4,691          4,766     4,844
                                                              =======     =======        =======   =======



          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($000'S OMITTED)

                                                        Nine months ended
                                                           September 30
                                                        ------------------
                                                           (Unaudited)
                                                           1995      1994
                                                        -------    -------
Cash flows from operating activities:
   Net income                                           $ 1,684    $ 1,075
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization                          1,194      1,028
   Deferred income taxes (benefit)                          123       (198)
   Change in assets and liabilities:
       Accounts receivable, net                          (1,318)      (108)
       Income taxes receivable                              255        152
       Prepaid expenses and other                           199          9
       Accounts payable                                    (427)      (515)
       Accrued expenses                                     868        777
       Income taxes payable                                 170         10
       Deferred revenue                                    (150)      (270)
                                                        -------    -------
         Net cash provided by operating activities        2,598      1,960
                                                        -------    -------

Cash flows from investing activities:
   Change in marketable securities                       (1,440)       622
   Additions to property and equipment                   (2,431)    (3,583)
   Other activity, net                                      (43)       (21)
                                                        -------    -------
         Net cash used in investing activities           (3,914)    (2,982)
                                                        -------    -------

Cash flows from financing activities:
   Stock repurchases                                          -        (70)
   Proceeds from exercise of stock options                  819        406
                                                        -------    -------
         Net cash provided by financing activities          819        336
                                                        -------    -------

Net decrease in cash                                       (497)      (686)
Cash at beginning of period                                 503        873
                                                        -------    -------
Cash at end of period                                   $     6    $   187
                                                        =======    =======

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF REPORTING
---------------------------

The accompanying unaudited Consolidated Financial Statements of Safeguard Health Enterprises, Inc. and subsidiaries (the "Company") for the quarter ended September 30, 1995, have been prepared in accordance with generally accepted accounting principles applicable to interim periods. This information should be read in conjunction with the Consolidated Financial Statements and Notes including Significant Accounting Policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, the accompanying statements contain all adjustments necessary for the interim amounts shown to be fairly presented.


NOTE 2:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE
----------------------------------------------------

Since October 1986, the Company's Board of Directors has, at various times, authorized the repurchase of up to 4,510,888 shares of its common stock through open market or private transactions. As of September 30, 1995, a total of 3,819,088 shares had been acquired at an average cost of $5.54 per share. All shares acquired prior to August 24, 1987, have been retired as required by California law. All shares acquired after the August 24, 1987 reincorporation in Delaware are being held as treasury stock. Earnings per share for the periods ended September 30, 1995 and 1994 were computed by dividing net income by 4,777,262 and 4,843,731 shares, respectively, which was the weighted average number of outstanding common shares and common share equivalents (stock options) during the respective periods.


NOTE 3:  INCOME TAXES
---------------------

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This statement supersedes APB 11, which the Company had utilized since its inception. The adoption of SFAS No. 109 has had no cumulative net effect on income from continuing operations for the quarter ended September 30, 1995.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                                 1995 Versus 1994            1995 Versus 1994
                                                                ------------------          ------------------
                                                                Three months ended          Nine months ended
Results of operations (000's) omitted                              September 30                September 30
--------------------------------------------------------------------------------------------------------------
Health care revenues                                                  $2,774                      $7,894

Percentage change                                                       15.4%                       15.1%
--------------------------------------------------------------------------------------------------------------
Membership enrollment                                                                                 51

Percentage change                                                                                    7.3%
--------------------------------------------------------------------------------------------------------------
Health care expenses                                                  $1,079                      $6,845

Percentage change                                                        6.9%                       16.5%

Percent of revenues                                                     80.5%                       80.2%
--------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                          $  130                      $  376

Percentage change                                                        3.9%                        3.9%

Percent of revenues                                                     16.7%                       16.7%
--------------------------------------------------------------------------------------------------------------
Other income, net                                                     $  195                      $  231

Percentage change                                                       93.8%                       37.6%

Percent of revenues                                                      1.9%                        1.4%
--------------------------------------------------------------------------------------------------------------
Net income                                                            $1,124                      $  609

Percentage change                                                      236.6%                       56.7%
--------------------------------------------------------------------------------------------------------------

1995 Versus 1994
----------------

Health care revenues increased as a result of sales to new small and mid-size clients, increased revenue from the Company's dental office subsidiary and increased revenue from the Company's indemnity insurance subsidiary. Membership enrollment increased to 751,000 primarily from sales to new small and mid-size group clients and an increase in the number of persons covered under various dental indemnity insurance products offered by the Company's insurance subsidiary. Enrollment increases offset entirely continued workforce reductions in a number of the Company's major group clients.

Health care expense increased primarily due to increased expenses within the Company's dental office subsidiary, increased capitation, and increased indemnity benefits paid to insureds directly related to increased premium revenue. Health care expense also increased due to increased claims and claims reserve costs associated with the implementation of a number of new indemnity benefit programs offered by the Company's indemnity insurance subsidiary, geographic expansion, and to a lesser extent, the expansion of the Company's Preferred Provider Organization operations. General and administrative expenses increased at a lower rate due to increased operating efficiencies. Selling expenses increased primarily due to higher costs in the distribution of the Company's products through insurance related sources. Other income increased due to the favorable disposition by the Company of certain equity investments and dividend income. Net income increased due to the above factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources
-------------------------------

The Company's business has not been capital intensive. The Company's operational cash requirements have been met principally from operating cash flow and this is expected to continue.

At September 30, 1995, the current ratio was 3.7 to 1.0. The Company's net worth was $30.2 million compared to $28.6 million a year earlier. The Company had $16.3 million of cash and investments as of September 30, 1995 compared to $16.6 million a year earlier. The Company believes that income from operations, together with the existing cash and investments on hand, and other available sources of financing, should be adequate to meet operating capital needs for the foreseeable future.

Impact of Inflation
-------------------

Management believes that the Company's operations are not materially affected by inflation. The Company believes that a majority of its costs are capitated or fixed in nature and are directly related to membership levels, and therefore related to premium levels.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           The Company is a defendant in litigation arising in the normal course of business. In the opinion of management, the defense costs and/or ultimate outcome of such litigation is covered by insurance or will not have material effect on the Company's financial position or results of operations.

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    OTHER INFORMATION

           None

ITEM 5.    EXHIBITS AND REPORTS

           There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on the 30th of October, 1995.


                                            SAFEGUARD HEALTH ENTERPRISES, INC.



                                            By STEVEN J. BAILEYS, D.D.S.
                                               --------------------------
                                               STEVEN J. BAILEYS, D.D.S.,
                                               Chairman, President and
                                                Chief Executive Officer



                                            By RONALD I. BRENDZEL
                                               -------------------
                                               RONALD I. BRENDZEL,
                                               Senior Vice President,
                                                Chief Financial Officer
                                                and Secretary