Form 10-K405
period 1995-12-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 1996-04-01
CIK 727303

- --------------------------------------------------------------------------------

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  --------
                                  FORM 10-K

                               ANNUAL REPORT

                   Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995      Commission File Number 0-12050
                                  --------

                     SAFEGUARD HEALTH ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

[LOGO]          Delaware                           52-1528581
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)       Identification Number)

                            505 North Euclid Street
                                P.O. Box 3210
                       Anaheim, California  92803-3210
                 (Address of principal offices)  (Zip Code)


     Registrant's telephone number, including area code:  (714) 778-1005
     Fax telephone number, including area code:           (714) 758-4383

                                  --------

               Securities registered to Section 12(b) of the Act:
                                   None

               Securities registered to Section 12(g) of the Act:
                       Common Stock, $0.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                            Yes  /X/    No  / /

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1996, was $59,685,703.

The number of shares outstanding of the registrant's $0.01 par value common stock as of March 26, 1996, was 4,707,500 (not including 3,274,788 shares held in treasury).

                                  --------

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant's Proxy
Statement for the next Annual Meeting of Stockholders, to be held on May 22,
1996.
- --------------------------------------------------------------------------------

                      SAFEGUARD HEALTH ENTERPRISES, INC.

                       1995 ANNUAL REPORT ON FORM 10-K


                              TABLE OF CONTENTS




                                                                           Page

PART 1

  Item 1.      Business ..................................................   1
  Item 2.      Properties.................................................  17
  Item 3.      Legal Proceedings..........................................  17
  Item 4.      Submission of Matters to a Vote of Security Holders........  17


PART II

  Item 5.      Market for the Registrant's Common Stock and Related
               Stockholder Matters .......................................  18
  Item 6.      Selected Financial Data....................................  22
  Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................  23
  Item 8.      Financial Statements and Supplementary Data................  25
  Item 9.      Changes in and Disagreements with Independent Accountants
               on Accounting and Financial Disclosure.....................  25


PART III

  Item 10.     Directors and Executive Officers of the Registrant.........  25*
  Item 11.     Executive Compensation.....................................  25*
  Item 12.     Security Ownership of Certain Beneficial Owners and
               Management.................................................  25*
  Item 13.     Certain Relationships and Related Transactions.............  25*


PART IV

  Item 14.     Exhibits, Financial Statement Schedules and Reports on
               Form 8-K...................................................  26





     * Incorporated by reference from the 1996 Proxy Statement for the Company's Annual Meeting of Stockholders, scheduled for May 22, 1996.


                                     (i)

                                   PART I

ITEM 1.   BUSINESS

(a)  General Development of Business.

Safeguard Health Enterprises, Inc. operates one of the largest publicly traded managed dental care plans in the United States. The Company was founded in California in 1974 and since 1982 has expanded its operations into Arizona, Colorado, Illinois, Kansas, Missouri, Nevada, Ohio, Oklahoma, Oregon, Texas, Utah and Washington. The Company also has regulatory approval to operate similar managed dental care programs in Kentucky and is pursuing opportunities in other states. The Company also operates a California based life and health indemnity insurance company primarily writing dental indemnity insurance which is licensed to transact insurance business in Arizona, California, Colorado, Illinois, Kansas, Missouri, Nevada, Ohio, Oregon, Texas and Wisconsin and is pursuing opportunities in other states.

The Company's predecessor, Safeguard Health Plans, Inc., a California corporation (the "California Plan"), commenced operations in 1974 as a nonprofit corporation. The California Plan converted from nonprofit status in December 1982 and is currently a wholly-owned subsidiary of the Company. The Company was incorporated in California in November 1982 and acquired the California Plan in December of that year. Wholly-owned subsidiaries conduct business in other states. On August 24, 1987, the Company reincorporated in Delaware. In September 1992, the Company acquired a California domiciled life insurance company and renamed it SafeHealth Life Insurance Company. Unless the context otherwise requires, all references to the "Company" or "Safeguard" mean Safeguard Health Enterprises, Inc., a Delaware corporation, its predecessor California corporation, and its subsidiaries.

The Company also operates 33 Company-owned dental offices in California which operate under the name of Guards Dental, Inc. ("Guards"). Guard's dental offices are established primarily for the purpose of supplementing, in geographical areas where needed, plan coverage provided by independent dental offices. Guards dental offices have been in operation since 1983.

The Company's executive offices are located at 505 North Euclid Street, P.O. Box 3210, Anaheim, California 92803-3210; its telephone number is (714) 778-1005 and FAX number is (714) 758-4383.

DENTAL CARE MARKETPLACE

According to the United States Office of National Health Statistics, the total expenditures for dental care in the United States grew from approximately $14 billion in 1980 to an estimated $43 billion in 1995. The United States Health Care Financing Administration reports that expenditures for dental services account for approximately 5% of total national health care expenditures. According to the United States Department of Labor ("DOL"), the cost of dental services has been rising at a rate higher than that for consumer goods. The DOL statistics reported that, from 1982 to 1995, the consumer price index for all urban consumers for dental services increased 115%, whereas this index for all items increased 54%. As a result, the Company believes that there has been an increased interest by employers in managing dental care costs.

Employer-sponsored dental benefits are one of the most common employee welfare benefits. The National Association of Dental Plans ("NADP") estimates that approximately 119 million persons, representing approximately 47% of the total United States population, are covered by some form of dental benefit coverage at the end of 1994. The NADP estimates that managed care enrollment has grown from
7.8 million covered lives in 1992, to approximately 19 million covered lives by the end of 1994. This compares to over 50 million Americans who were enrolled in medical HMOs in 1994, accordingly to the Group Health Association of America. The Company believes that the relatively high growth rate for managed care dental care plans, is attributable to (i) the greater acceptance of managed care by employers and employees; (ii) the significant price advantage relative to traditional fully-insured open panel fee-for-service or reimbursement plans;
(iii) the cost effectiveness to employers of managed dental care plans as an employee benefit; and (iv) the growing acceptance of managed care dental plans by dentists throughout the country, resulting in improved accessibility and convenience for members. Members of managed dental benefit plans represent approximately 16% of the population with dental care coverage, and approximately 7% of the total United States population. As a result of these factors, the Company believes that there will continue to be significant growth opportunity in the managed dental benefits industry.

It has been the Company's experience that larger employers have been more likely to offer dental benefit coverage to their employees. Additionally, according to the 1993 Foster Higgins Survey of Employee Sponsored Health Plans, nationally, approximately 87% of employers with more than 200 employees offer some type of dental benefits to some or all employees, and approximately 64% of these employers have a stand-alone dental plan, distinct and separate from other health and welfare benefits offered to employees. By comparison, this survey reported that only 37% of employers that had less than 200 employees, offer dental benefits. It has been the Company's experience that many employers in the small to mid-size range, that do not offer dental benefits, are willing to consider offering a plan, initially in which the employee pays the full cost or substantially the full cost of such benefits through payroll deductions collected by the employer.

The managed dental care industry as a whole, is currently fragmented and characterized by participation of several large, national insurance companies and numerous independent organizations. As of December 31, 1994, the NADP estimated that there were over 150 managed dental care companies in the United States, with no dominant market leader.

The increase in the number of dentists nationally during the last two decades, has exceeded the rate of population growth. According to the American Dental Association ("ADA"), the number of practicing dentists in the United States per 100,000 population, has increased from 53 in 1980 to 60 1991. In addition, the dental delivery marketplace is highly fragmented with approximately 88% of all practicing dentists, working in a one or two-dentist office, according to the ADA. Also, according to a survey of dental practices published by DENTAL ECONOMICS in 1994, the median of staff and other costs that are part of total overhead expenses for practicing dentists were approximately 60% of the gross revenue of solo and group dental practices. The significant increase in the number of dentists as a proportion of the population, the fragmented dental delivery marketplace, the high proportion of overhead costs for dentists and an improved level of overall dental health in the country, has created a highly competitive environment among dentists, particularly in major metropolitan areas. The Company believes that these factors have contributed to the increased willingness of qualified dentists to participate in managed care and preferred provider organization networks, such as those maintained by the Company, as dentists seek alternative methods to increase practice revenues.

As in the case of medical coverage, the substantial majority of dental coverage is provided through traditional fee-for-service fully-insured open panel indemnity dental plans. Under a traditional fee-for-service indemnity plan, coverage is provided based on a reimbursement formula of the usual and customary charges submitted by the dentist. Compared to medical coverage, the average cost of dental services is lower and the utilization of services is more predictable. Unlike medical coverage, dental coverage generally does not cover catastrophic risks. Dental care is provided almost exclusively on an outpatient basis and, according to a 1990 ADA survey, over 80% of all dental services are performed by general dentists. Also, dental plans generally do not include coverage for hospitalization, typically the most expensive component of medical services.

Common features of dental indemnity plans include deductibles, maximum annual benefits of less than $2,000 per person and significant patient cost-sharing. Patient cost-sharing typically varies by type of dental procedure ranging from no cost sharing for preventive procedures to 50% cost-sharing for dentures and even greater cost-sharing for orthodontic care. This high patient cost-sharing and the relatively predictable nature of dental expenditures substantially limits the underwriting risk of a dental plan when compared to the underwriting risk of a medical plan which covers catastrophic illness and injuries. Furthermore, since most dental problems are neither life threatening nor represents serious impairments to overall health, there is a higher degree of patient cost sensitivity and discretion associated with obtaining dental services. Many dental conditions also have a range of appropriate courses of treatment, each of which has a different out-of-pocket cost for patients. For example, a deteriorated amalgam filling may be replaced with another amalgam filling (a low-cost alternative) a pin-retained crown build-up (a more costly alternative) or a crown with associated periodontal treatment (the most costly alternative). The level of coverage provided to the patient and the dental plan's reimbursement methodology may influence the type of services selected by the patient or rendered by the dentist.

Under a traditional indemnity insurance plan or fee-for-service arrangement, the insurer and the patient each pays a percentage of the fee charged by the dentist, subject to cost-sharing, maximum benefit allowances and usual and customary limits. Under such an indemnity plan, dentists have little incentive to reduce total charges because they are compensated on a fee-for-service basis. By contrast, under a managed dental care plan capitation payments are fixed and co-payments for additional services are pre-negotiated by the Company. The co-payments generally are designed to exceed the dentist's variable costs, but are typically less than the dentist's usual and customary fee. Fixed capitation payments that do not vary with the frequency of services provided create an incentive for dentists to emphasize preventive care, control costs and maintain a long-term patient relationship that generates consistent capitation revenue.

Fixed capitation payments also substantially reduce the underwriting risk to the Company associated with the high utilization of dental services.

(b)  Financial Information about Industry Segments.

The Company operates in a single industry segment, providing both managed care and indemnity dental benefits.

(c)  Narrative Description of Business.

GENERAL DESCRIPTION OF THE COMPANY

The Company contracts with large and medium sized governmental or private sector employers, and multiple employer trusts. In addition, over the last several years the Company has focused its marketing efforts on mid-sized and small employer groups, usually with less than 1,000 employees. At the end of 1995, dental care under the Company's plans, is provided by a panel of approximately 2,600 independent dental offices (including 33 Company-owned dental offices, consisting of approximately 3,300 dentists.)

As of December 31, 1995, the Company had contracts with approximately 2,700 employer clients providing benefits to approximately 761,000 members, representing a 5.5% increase in membership from 721,000 at December 31, 1994. This increase in membership resulted primarily due to the growth in new small and mid-sized clients, an increase in the number of persons covered under indemnity insurance products offered by the Company's insurance subsidiary, and an increase in the number of members covered as a result of strategic relationships with other health care providers. Enrollment increases as a result of sales to new groups entirely offset the continued workforce reduction in a number of the Company's major group clients.

The Company's managed care contracts with its clients generally require the client to pay a monthly per capita fee that is usually fixed for a period of one to three years. The typical fee for a managed care program for an employee and his or her dependents, averages $19.50 per month and varies depending on the level of dental benefits, dependent coverage and member co-payment requirements stipulated in the contract. Each employee or dependent member receives covered services from a dental office selected by the member or dependent which is on the Company's panel of providers, whereas the individual is ordinarily free to select any dentist under a traditional indemnity insurance program. The Company's managed care plans do not require the member to pay deductibles, file claim forms, or be subject to an annual dollar limitation on the amount of dental care for which they are eligible.

Under the Company's indemnity dental insurance programs, members are required to pay small deductibles and copayments which are traditionally higher than that which are required by the Company's managed care dental products. However, members may select any dentist of their choice for their dental care under these plans. The typical fee for an indemnity dental program for an employee and his or her dependents averages $38 per month, depending upon the level of dental benefits provided in the contract.

PRODUCTS

MANAGED DENTAL PLANS. The Company offers a variety of managed dental care plans under the name Safeguard Health Plans-Registered Trademark- and Safeguard Dental Plans-TM-. The Company's managed dental care plans operate similarly in each state in which business is conducted. Under the Company's managed dental care plans, a premium is paid to the Company on behalf of the subscriber by the employer from the date the subscriber enrolls in the plan. A portion of this contribution is used by the Company to "prepay" for dental care for members through regular monthly capitation payment by the Company to a specific selected primary care dentist. The capitation rate does not vary with the nature or the extent of services utilized. In exchange for the capitation payments, the selected provider is obligated to provide all necessary dental services to plan members.

Members covered under the Company's managed dental care plans obtain certain basic dental procedures, such as examinations, x-rays, cleanings and fillings, at no additional charge, other than, in some cases, a small per office visit copayment. The plan's established copayments for more complicated procedures provided by the selected primary care dentist, such as root canals and crowns, which vary in accordance with the complexity of the service and the level of benefits provided. The Company's managed dental care plans also cover services provided by specialists participating in the panel rather than the primary care dentists selected by the subscriber, including oral surgery, endodontics, periodontics, orthodontics, and pedodontics. The Company assumes responsibility under its managed dental care plans for such specialty care arrangements and is responsible for such payments, usually at a discounted fee-for-service basis.

DUAL CHOICE PLANS. The Company's products also include dual choice dental plans which allow subscribers to choose between a managed dental care plan and an indemnity dental insurance plan. The Company believes that its ability to offer dual choice plans is an important element of its business success because it enables the Company to offer perspective customers flexibility, particularly when there are potential subscribers outside the area served by the Company's managed dental care panel. Certain states, such as Nevada, require that managed dental care plans be offered only as part of a dual choice plan and other states may do so in the future. Dual choice plans are particularly effective as part of the Company's growth strategy in areas in which the Company's dental panel is less well developed and members may value the ability to choose non-panel dentists. The Company also believes that securing customers through dual choice arrangements provides an opportunity to cross sell managed dental care plans.

PREFERRED PROVIDER ORGANIZATIONS. The Company's products also include a dental plan which provides for an increased level of benefits in the event a member utilizes a dentist participating on its Preferred Provider Organization ("PPO") panel. The level of benefits provided to members who select a PPO dentist is usually increased by at least 10% and usually provides for a waiver of annual deductibles required to be paid by plan members. In exchange, the dentist has contracted to provide dental benefits to plan members at a fee which is usually discounted by at least 30% off of the dentist's usual and customary fee or the Company's fee allowance, whichever is less. Additionally, the cost savings through reduced fees charged by PPO dentists are shared equally between the Company and the member. In the event the member utilizes a PPO dentist, the member also receives the same level of discount off of the provider's usual and customary fee, as applied to the member's coinsurance.

The indemnity insurance portion of the Company's Dual Choice and PPO dental plan is underwritten by SafeHealth Life, a subsidiary of the Company. These plans subject the Company to underwriting risks associated with over utilization and pricing variances which are different from those pricing and reimbursement mechanisms utilized by the Company's managed dental care plans.

For self-insured employers, the Company provides claims administration under an Administrative Services Organization ("ASO") arrangement whereby the Company does not assume the underwriting risk for the indemnity claims. The Company receives an administrative fee to process claims and the underwriting risk is retained by the employer sponsoring the self-insured plan. The Company also provides access to its PPO network for a fee to clients. Under this program, the PPO network providers offer a reduced fee schedule for services performed. Eligible participants pay reduced fees when they receive dental services from a PPO network provider. The Company charges its PPO network clients a monthly fee for each participant eligible to access the Company's PPO fee arrangements. The Company does not make any payment to its PPO network providers on behalf of the participant eligible to access the reduced fee arrangement.

In terms of product strength, the Company has several distinct advantages over its competition. First, the Company has the advantage of having no debt allowing its bids to be most competitive. Secondly, its Company-owned dental offices in California are strategically located to meet the needs of its clients. Thirdly, the Company provides a vast array of dental and vision products. The Company's ability to design a program to meet a client's specific needs in many product areas allows it to be extremely flexible and responsive. Many of the Company's competitors offer standard plans only. In the area of service, the Company continues to improve its client service approach keeping clients well informed and serviced. In the marketing area, the Company projects a highly favorable image of being on the cutting edge with its approach to the business. Its pricing is known to be extremely competitive in the industry. In the corporate area, the Company is supported by a state-of-the-art computer system.

PROVIDER RELATIONS

The Company believes that the most essential element in its managed care enrollment growth is a stable panel of quality focused dentists in convenient locations. The Company also requires that all managed care and PPO providers meet all Quality Assessment program standards. The program includes current license verification, current liability insurance, and a risk management review of the dental facility to ensure that all OSHA and regulatory requirements are met, an inspection of the office's sterilization practices, and a review of the facilities location -- parking availability and handicap access. See "QUALITY REVIEW."

The Company believes that dental providers on the Company's managed care and PPO panels are willing to provide their services at a lower capitated (fixed) rate per month in exchange for the relatively steady, extended stream of revenue generated by panel participation. Furthermore, this contractual revenue source for the provider is free from the collection problems and administrative costs sometimes associated with other forms of dental coverage. Thus, qualified dentists and/or dental groups have generally been available and willing to participate on the Company's panels and supplement their fee-for-service practice.
                                      4

The Company compensates each panel dental office on its managed care plans on a monthly capitation rate for each member who selects that office, regardless of the amount or character of service provided during the month. The capitation rate does not vary with the nature or extent of services utilized. The total amount paid to each dental office is determined by the capitation rate per each client contract applicable thereto, and the number of eligible members served by the participating dental office. For dentists who provide services to the Company's insured members, compensation is based upon a percentage of the provider's usual and customary fee based upon established tables of allowances utilized by the Company in its claims paying processing systems. Benefits are provided in accordance with percentages that are established for each member's benefit program. Providers who participate on the Company's PPO program are compensated at a fee which is less than the provider's usual and customary fee, usually at a discount of up to 30%, or 30% off of the Company's usual and customary fee for the area, whichever is less.

The Company currently employs 15 Provider Relations Representatives nationally. All have extensive dental office management backgrounds and act as consultants to assist our panel providers with the administration of the plan in the day-to-day operation of their offices.

Should a dental office terminate its contract with the Company, if necessary a new provider will be recruited in a timely manner to meet the needs of the members assigned to that office, and so there will be no delay in the member's care. No dental office, other than the 33 Guards dental offices as a group, provided service to more than 10% of the Company's members at December 31, 1995.

The Company's panel dental offices are free to contract with other dental plans and both they and the Company can terminate the contract at any time upon 120 days notice. In accordance with the contract, the Company may also terminate the contract "for cause" upon 15 days written notice. The Company may also, at anytime, change the terms, rates, benefits and conditions of the various plans
serviced by its providers with ten (10) days notice to the provider.    The
Company's contracts with panel dental offices require them to maintain their own professional liability insurance for a minimum of $100,000 per claim, and $300,000 per annual aggregate and to indemnify the Company for claims arising from their acts or omissions.

At December 31, 1995, approximately 2,600 primary care and specialty care dental offices, consisting of 3,300 dentists were participating panel providers on the Company's managed care plans. General dentists are required to render all basic dental care and refer members to specialists only as required. Under its policy, the Company offers nearly all specialty dental services, including oral surgery, endodontics, periodontics, orthodontics, and pediatric dentistry. If the specialty care falls within the Company's guidelines, all or a substantial portion of the specialists fees is paid by the Company. Such payments were 5.5% and 4.8% of the Company's health care services expenses in 1995 and 1994, respectively. At December 31, 1995, the Company contracted with approximately 9,700 primary care and specialty care dentists on the Company's PPO panel.

MANAGEMENT INFORMATION SYSTEMS

During 1995, the Company continued to enhance its proprietary in-house management information system to better manage its operational resources and to provide better analysis of data. However, a review was performed to determine the future needs of the Company and how well the Company is equipped to compete with new technologies. With this in mind, the Company made a decision in September 1995 to purchase a new software system for the Company operations that operates in a more open environment (UNIX) and that takes advantage of the power of personal computers on the work desk. This new system provides a much easier and more efficient interface using Windows based screens. Data extraction via queries is easier and allows each individual to customize his or her queries for their own needs. Reports can be printed to the screen or to a printer, and both report and query data can be easily downloaded into a word processor and/or spreadsheet. The new system has integrated accounts receivable and accounts payable components that will allow the Company to more easily track, report and perform analysis on revenue and expense. The Company expects to implement the new system in May 1996 for its managed dental care plans.

In December 1995, the Company also purchased a personal computer networked based general ledger system. The new general ledger system provides better reporting and analysis tools. It also allows the Company to extract and download data to word processors and spreadsheets. The Company also expanded the use of its electronic mail system, and will expand it to its regional offices during 1996. In conjunction with the new operations system (using UNIX and Windows based screens), the general ledger system, and the expanded electronic mail, the Company has installed a new network cabling system to provide a stronger data backbone for the Company's increased data transmission needs. The new network cabling system can be expanded as the Company grows without having to replace it with more expensive technologies.

As the Company's indemnity and PPO client base has grown, it also upgraded its current network server to handle the increased activity. The managed dental plan, accounting, indemnity and PPO, and electronic mail environments are all interconnected at this time. With the implementation of the new general ledger system, and as the Company implements the new UNIX system (which will later include the indemnity and PPO processes) the entire network will be more tightly integrated. These newly purchased systems demonstrate the Company's proactive position in automating its computer operations and allowing it to remain competitive in this area.

DENTAL OFFICE OPERATIONS - COMPANY-OWNED DENTAL FACILITIES

On December 31, 1995, the Company owned 33 dental offices located throughout California. Guards dental offices are established primarily for the purpose of supplementing, where needed, plan coverage provided by independent panel offices. Revenue from the Guards dental offices accounted for 26% and 24% of the Company's total revenue in 1995 and 1994, respectively. During 1995, the Company opened two new dental offices and relocated several offices to enhance its direct control over general and specialty care services. All of the dental offices currently owned by the Company are in leased space with the exception of one dental office where the underlying real property is owned by the Company. These Guards dental offices are included on the Company's panel providing general dental care, selected specialty care and, to a lesser extent, fee-for-service dental care to non-plan patients. In addition, the Company expanded its specialty care offices to provide enhanced specialty dental services. These offices are established in dental offices owned by providers under contract to the Company and are rented from such providers on a per diem basis. The Company is responsible for providing all of its own supplies and staff for these specialty care offices; however, the Company utilizes existing equipment already in place in these leased dental offices.

Ownership of the Guards dental offices continues to provide the Company with additional direct control over plan dental services and related costs in the areas served. However, such ownership directly exposes the Company to the risks inherent in having to meet fixed costs and provide necessary levels of dental care service, which the Company normally transfers to independent dental providers on the panel. These risks include the possibility of incurring significant losses from operations until such time as dental offices opened by the Company attain significant enrollment and revenue to offset fixed operating expenses. These risks continue to be taken in order to meet specific plan client needs in areas where independent dental provider coverage is limited, or otherwise unavailable.

In the last quarter of 1995, new senior management was appointed to the dental office operations. Significant steps were taken to reduce costs, streamline administrative processes and evaluate technology to achieve efficiencies. The Company plans to open another new dental office and strategically relocate seven offices in 1996. This expansion will allow for continued growth of general and specialty care programs.

Over the last year, the Company intensified its delivery of specialty dental care services by utilizing more specialists in its Company-owned dental offices. This allows for cost savings in health care premium and assists in effectuating quality specialty care services in a staff model environment. By providing a greater amount of the specialty care services required under the various contracts between the Company and employer groups, the Company has experienced a reduction in its out-of-pocket expense for specialty care services and an increase in the amount of copayment revenue derived from the provision of such services. The Company is of the opinion that the provision of specialty care in a staff model environment helps reduce health care expense to the Company; therefore, continued expansion of specialty dental care operations is planned for 1996.

The Company also maintains an individual dental plan primarily designed to attract members to its Guards dental offices. Marketing efforts are focused on individuals and small local employers who are located within close proximity to the Guards offices, who otherwise do not provide a dental benefits program. While not a significant contributor to revenue, this plan now has approximately 13,000 members enrolled as of December 31, 1995.

The Company's strategy is to maintain Guards dental offices as a supplement to the coverage of the independent dental offices. See Part II, Item 7- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Item 8-"FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

QUALITY REVIEW

The Company has a series of quality review procedures that start with the screening of prospective panel providers and continue through quality reviews, member complaint monitoring and computerized analysis of data regarding procedures performed. Screening procedures include license verification, interviews and on-site evaluations of the applicant's facility. As part of its continued efforts to enhance the quality of its provider services, the Company also maintains a provider self review program. This program allows a certain number of qualified dental providers the opportunity to participate in a provider self review program. Effective October 1995, the Quality Review Department was reorganized to better service the Company's members and providers. To ensure unbiased Quality Reviews, the Company has contracted with three private vendors to perform all of the Company's dental and vision reviews.

After acceptance to the Company's panel and completion of an orientation program, each dental office participates in an ongoing quality review program. Each dental office is reviewed periodically by licensed dentists specifically trained in the area of quality review. These reviews include a facility review, inspection of sterilization practices, and a patient record evaluation to ensure that quality of care standards are achieved for all members. In order to be beneficial to the patient, the review includes an analysis of the initial appointment and continues throughout diagnosis, treatment planning and dental procedures of a patient. The Company views the patient record as an extremely important tool in quality assessment. If deficiencies are identified in the review process, the Company's Provider Relations Department works with the provider to remedy them, and a follow-up review is conducted within six months. In addition, the Vice President of Provider Relations analyzes all complaints lodged against providers quarterly and, in conjunction with the Company's dental professionals, resolves clinical concerns of the plan members. The Company also conducts special reviews of dental offices that provide services to a large number of members or have been the subject of patient complaints exceeding Company thresholds as to type and/or quantity. The Company's stated goal is to resolve 98% of member inquiries or complaints within 72 hours of receipt.

The Company continues to improve its review system to insure members are receiving quality care and providers are receiving training and guidance as needed. The Company employs a team concept, combining its Quality Review, Benefit Services and Provider Relations departments, to benefit both the member and provider. In addition, the Company provides its panel providers with specifications of new laws affecting the provider.

UTILIZATION REVIEW

The Company uses computerized analysis to monitor the dental treatment provided to members. The computerized analysis of provider utilization and cost data enable the Company and its clients to determine the type of procedures performed by plan dental offices and ascertain the savings to both clients and members compared to competitive dental indemnity insurance coverage. The computerized analyses are also used by the Company to identify unusual patterns of dental care utilization or complaints which may trigger special or comprehensive dental reviews. The computer system greatly enhances the Company's ability to monitor member utilization and appropriate dental treatment and to provide essential statistical information.

The Company is also expanding its use of its indemnity claims paying processing system to include utilization review and case management for its indemnity insurance subsidiary. As part of the expansion of its PPO activities, the Company has developed a sophisticated reporting system to demonstrate cost savings for clients and members when PPO dentists are utilized. These reports compare practice patterns that vary from established norms, identify patient costs trends, provides detailed claims and group experience, and case and claims management through a thorough preauthorization process. Repricing services are also provided through the Company's PPO program. The Company compares utilization patterns for dentists rendering dental services to the Company's insureds to determine whether such dentists are over utilizing the benefits provided. In the event that an unusual practice pattern is ascertained, the Company conducts a review of the dentist's facility to determine the basis for such practice patterns and reviews its findings with the dentist on a regular basis to eliminate any potential for abuse.

RISK MANAGEMENT

The Company has sufficient general and professional liability insurance coverage to manage the ordinary exposure of operating its managed care dental plan business and its indemnity dental plans. Generally, the Company is indemnified against professional liability claims by its contracting providers and the
independently contracted dentists practicing at the Guards dental offices.   In
addition, each dentist is required to maintain professional liability insurance with specified minimums of coverage. The Company also maintains arbitration provisions in its contracts with providers.

Considering the Company's exposure to future claims for failure to provide coverage in addition to the secondary risk to professional liability claims, the Company carries its own professional liability insurance coverage in the amount of $5,000,000, which it views as being adequate. However, no guarantee is made that sufficient professional liability insurance coverage will be available to the Company at an acceptable cost.

During 1995, as a result of its favorable claims history, the Company continued to lower its risk management costs.

CLIENTS AND CONTRACTS

Substantially all of the Company's 761,000 members at December 31, 1995, participate through over 2,700 group plans paid for by governmental and private sector employers, multiple-employer trusts and educational institutions or, to a minor extent, through individual plans.

The Company's 10 largest clients accounted for approximately 20% and 24% of the Company's health care revenues for 1995 and 1994, respectively. Significant clients served in 1995 by the Company include the Bank of America, City of Dallas, City of Los Angeles, County of Los Angeles, several contracts with McDonnell Douglas Corporation, Southern California Edison Company, Southern California Gas Company, Rockwell International Corporation, Joint Council #42 Welfare Trust, and the State of California. In the opinion of management, the loss of any single client would not have a material adverse effect on the Company's financial condition or results of operations.

The Company takes a proactive approach to better service its clients and members. The Company maintains a sophisticated multi-faceted plan to address the specific needs of its clients by assigning a specialty trained client services representative to all clients. Each client services representative has dental care and field experience. The Company also provides a customized service plan to its clients. The Company also maintains multiple benefits services teams, comprising 35 individuals, each one cross-trained to serve clients, members and providers. Scheduling has been adjusted to maximize telephone coverage, with special consideration to peak times of the day. Most teams are provided with a Registered Dental Assistant leader for technological support and each supervisor is trained in both technological support and customer service.

The Company's customer service complaint system has been enhanced by the Company's computer network which provides each representative with full access to client, member and provider records. The Company's network also benefits its multi-state clients.

Given the increasingly competitive nature of the dental care market, it is not unusual for the Company to obtain a new client from competing indemnity insurers or other managed care dental plans, or to lose an existing client to others.
The Company is also sensitive to the requirement that there be adequate levels of compensation to its panel of participating providers so as to ensure that there is an adequate panel of providers from which the client's members may select for managed dental care benefits. As a result, the Company has been obtaining price increases up to 12% per year. See "MARKETING" and "COMPETITION."

The Company's contracts generally provide for a defined dental benefit program to be delivered to plan members for a period of one to three years at a fixed monthly per-capita rate to the client. The contracts normally allow the client the right to terminate on 60 days written notice of a deficiency in performance; the Company has the right to extend the 60-day period to correct the deficiency.

MARKETING

In the past, the Company's primary marketing strategy has been to contract with large employer groups. While this strategy has served the Company well in the past, several years ago the Company broadened its market strategy to seek out and contract with employers with between 250 and 1,000 employees. While in the past, the Company's managed care dental plan had been offered as an alternative to the primary dental insurance included in the employer's health care benefit program, with the acquisition of the Company's indemnity insurance subsidiary, the Company is now able to contract with the employer to provide both the managed care dental plan and the indemnity dental insurance program through one relationship. By targeting the mid-sized employer groups described above, and by offering both the managed care and indemnity dental products to the employer, the Company is able to obtain a higher per member per month rate then it could previously by only offering its managed dental care plan. Before submitting a proposal to a prospective employer-client, the Company analyzes a demographic profile of the potential new plan members, the current and desired dental benefit levels, availability of adequate provider coverage and timely access, and other factors.

The Company markets its dental benefit plans through a network of over 2,000 independent insurance agents and brokers and a direct sales force of 17 employees. This dual distribution system is designed to reach group purchasers of all sizes in an efficient and cost effective manner. The Company believes that its marketing strategy provides it with a competitive advantage by enabling it to market to a wider range of potential groups more effectively than companies relying upon a single distribution system.

The Company's direct sales force targets larger employers and groups which are more likely to contribute towards the cost of dental benefits for their employees. In marketing to large groups, the Company's sales force focuses on selling both the managed care dental plan and an indemnity/PPO product. The Company pays its direct sales force through a combination of salary and bonus based upon the number of members enrolled for new groups. As part of its growth strategy, the Company intends to increase its internal sales and marketing staff during 1996.

The Company's independent insurance agent and broker network focuses on offering managed dental care products to medium and smaller sized employers which may or may not contribute towards or offer dental benefit plans to their employees.
The Company believes that there are significant opportunities for the Company to expand managed dental care and indemnity coverage to medium and smaller sized employers by expanding its network of independent brokers who can effectively sell dental benefit programs to the medium and smaller sized market. Brokers and agents typically do not market the Company's dental plans on an exclusive basis. Brokers and agents generally receive a flat percentage of premium collected as commission for the initial sale and for each renewal thereafter. Brokerage commissions paid by the Company were 2.4% and 1.9% of health care revenues for 1995 and 1994, respectively. The Company also works with "in-house" employee benefits managers in its marketing efforts.

Recognizing the shifting employee population base away from larger multi-state corporations towards smaller, localized employers, the Company also embarked upon a small group client program during the last two years. New plan benefit programs were designed to specifically respond to the needs of the smaller group employer, traditionally less than 250 employees. Marketing of dental plans to the small group employer is in part directed to specific groups surrounding the geographical locations of the Company-owned dental offices and the Company's regional offices in other states.

Once plan participation is to be made available to employees, the Company's marketing efforts shift to the potential plan members. During a designated annual open enrollment period, usually lasting one month, participants may elect the Company's managed care dental plan or opt for the other form(s) of dental benefits being offered, generally dental indemnity insurance, either offered by the Company or another insurance carrier. Generally, participating employees can enroll into or drop out of the Company's plans only during this enrollment period. Management believes that with larger group clients, an average of approximately 10% to 15% of eligible employees select the Company's managed care dental plan during the first open enrollment period in which it is offered and that with smaller group clients, an average of approximately 20% with voluntary plans and 90% with employer paid plans of eligible employees select the Company's managed care dental plan during the first open enrollment period in which it is offered. The net percentage of participation in the Company's managed care dental plan tends to increase each year thereafter within most employer groups.

The Company believes that it has an opportunity to obtain new contracts from employers with between 250 and 1,000 employees in the markets in which the Company operates. The Company believes that this represents a significant under penetrated market segment for the products offered by the Company. The Company intends to build upon its current market position and increase its sales activities by applying market segmentation and quality management principles to identify the highest potential of customers and proactively anticipating their needs in the marketing process. The Company intends on accomplishing this by identifying its core capabilities and competitive advantages that it has over its competitors. By adding incremental service levels provided by the Company, and applying technological advances to the marketing process, the Company's goal is to lower per member acquisition costs, and eliminate unnecessary sales and administrative expenses while increasing production capabilities of the Company's marketing forces.

In the situation where the Company is successful in selling its dual choice or triple choice products to the employer, all employees are enrolled in one of the plan's offered by the Company. The Company believes that the ability to offer a dual choice or triple choice option program increases the amount of revenue generated from each sale by providing the employer with the entire insurance program which may be available to its employees. This has the effect of increasing the overall per member per month rate paid by the employer for each employee since the per member per month premium for the Company's indemnity dental program is significantly higher than that which the Company charges for its managed dental care plans. This has the overall effect of increasing the revenue generated from each dollar of expense associated with the selling of the Company's products.

In recent years, the Company has obtained contracts with large employers that offer what are known as flexible benefits plans or cafeteria type benefit programs. Typically, such arrangements provide for the employer to establish a dollar value for all benefits to be provided to the employee who is then requested to select the program of benefits desired and designate whether dependent coverage is needed. The premium cost is then deducted from the employer's set contribution to benefits expenses. By making the employee more aware of the actual premium cost of the benefits provided, there appears to be a greater attractiveness of the lower cost programs, such as the Company's managed care dental plans. No assurance, however, can be given that such benefit programs will result in increased enrollment in the Company's plans.

The following table sets forth enrollment by state (in thousands) as of the date indicated, and the percentage of total enrollment accounted for by each state:

                    MEMBERS ENROLLED        PERCENT        PERCENTAGE OF TOTAL
STATE                AT DECEMBER 31,        CHANGE      ENROLLMENT AT DECEMBER 31,
- ----                ----------------        -------     --------------------------
                    1995        1994                       1995           1994
                    ----        ----                       ----           ----
Arizona                1           3          N/M           0.1            0.4
California           652         626          4.2          85.7           86.8
Colorado              15          13         15.4           2.0            1.8
Illinois               5           6        (16.7)          0.6            0.8
Kansas                 *           *          N/M             -              -
Missouri              29          27          7.4           3.8            3.7
Nevada                 4           2         50.0           0.5            0.3
Ohio                   *           *          N/M             -              -
Oklahoma               2           1         50.0           0.3            0.2
Oregon                 *           *          N/M             -              -
Texas                 53          43         23.3           7.0            6.0
Utah                   *           *          N/M             -              -
Washington             *           *          N/M             -              -
                    ----        ----        -------       -----          -----
Total                761         721           5.5        100.0          100.0

- -------------

* Less than 1,000.
N/M - Not meaningful.

The Company's vision plan maintained in California since early 1980, has not produced significant revenues to date. Therefore, in an effort to expand upon its vision plan offerings, the Company made available to its present and potential clients a new vision program called the Premier Vision Care Plan (the "Premier Plan"). The Company developed the Premier Plan with the intention of enhancing the vision care component of its benefit programs in California. All of the Company's clients participating in its vision programs have enrolled in the Premier Plan. The Premier Plan features a convenient open provider option that allows members to select any optometrist under contract with the Company at the time they seek care. This open panel option is underwritten by the Company's indemnity insurance subsidiary in California. The entire vision plan is underwritten by this subsidiary in all other states in which it is provided. No preselection is required. There are no cards to mail or forms to present before receiving care so members can enjoy immediate access. With the Premier Plan, the Company also offers a Provider Advantage Plus Program which allows members to obtain services from any vision care professional and receive reimbursement from the Company according to a set schedule of benefits. As of December 31, 1995 there were approximately 30,000 members enrolled, and approximately 1,400 providers on the Company's Premier Plan vision panel. While the Premier Plan did not generate significant revenues during 1995, it is anticipated that these new vision plans will be a positive revenue and net income generator during 1996 and beyond.

Moreover, in an effort to continue to improve upon the quality assurance aspect of the Company's vision program, the Company has affiliated itself with an administrative organization which demonstrated a keen awareness of the specific quality assurance needs of a managed vision care program. The Company's business affiliation with this organization has accomplished expeditious development of a high quality optometric provider network to augment the areas where the Company has vision care providers; complete administrative knowledge of vision care programs including claims handling, provider relations issues and assistance in complaint resolution; augmentation of the Company's quality assurance program and utilization review system so as to improve upon the quality assurance provided by the Company; and a cost effective benefit program to compete with larger vision care providers.

Smaller group employers find especially attractive the Company's ability to offer one-stop shopping with its dual choice dental package of indemnity dental insurance and managed care dental plans, its expanded vision plans and its life insurance plans.

The Company continues to increase its efforts to expand its business through strategic alliances. As a result, the Company maintains a relationship with several Health Maintenance Organizations ("HMOs") to provide dual choice indemnity and managed dental care plans to segments of members enrolled in the HMO.

INDEMNITY INSURANCE PLANS - INDEMNITY INSURANCE BENEFITS

As a result of its desire to respond to the changing marketplace, the Company expanded its business to include indemnity dental plans. In September 1992, the Company acquired a California domiciled life and health insurance company and renamed it SafeHealth Life Insurance Company ("SafeHealth Life"). SafeHealth Life is regulated by the California Department of Insurance and currently holds a Certificate of Authority as a life, health and disability insurer in the states of Arizona, California, Colorado, Illinois, Kansas, Missouri, Nevada, Ohio, Oregon, Texas and Wisconsin. SafeHealth Life has applied for a certificate of authority in the states of Alabama, Georgia, Florida, Indiana, Maryland, New Mexico, Michigan, Minnesota, Oklahoma and Utah. The Company intends to expand its operation by making applications to qualify SafeHealth Life to transact the business of insurance in the states of Kentucky, Pennsylvania, South Carolina, Tennessee and Virginia by the end of 1996.

SafeHealth Life has collaborated with other subsidiaries of the Company to develop certain innovative marketing concepts with the intent of offering consumers a multiple choice product consisting of a flexible indemnity plan, a PPO plan, and a comprehensive managed care plan in the states where it holds a Certificate of Authority. The ability to offer fee-for-service dental plans along with managed care benefits, better serves new and existing clients. The Company also offers a vision plan through Safeguard in California, and SafeHealth Life in Colorado, Illinois, Missouri, Nevada and Texas.

During 1993, SafeHealth Life had begun marketing dual choice dental programs through independent agents and brokers that generated approximately $600,000 in premium revenue its first full year of operations. This revenue was derived from business produced in California, Texas, and Colorado. SafeHealth Life utilizes independent agents and brokers who specialize in the employee benefits area and appreciate the ability of SafeHealth Life to custom design plans as needed. Premium revenue grew to over $6 million in 1995, and SafeHealth Life was a positive contributor to net income of the Company.

SafeHealth Life's client base includes small employer groups as well as governmental agencies and political subdivisions. During 1995, the number of insureds covered by SafeHealth Life grew 130.5% from 36,257 to 83,577. SafeHealth Life anticipates increasing production of its multiple choice dental programs in other states in which it is admitted to do business, with a majority of business to continue to be in California for the foreseeable future. SafeHealth Life is also offering group term life insurance as a participant in a reinsurance pool.

The ownership of an indemnity insurance company exposes the Company to risk for over utilization and claims costs in excess of premium revenue. To minimize its risks, the Company conducts thorough claims review using the sophisticated techniques of the computer system purchased by the Company for its indemnity insurance business. Additionally, the Company has contracted with several well-known actuarial consultants who assist the Company in developing its benefit programs, rates and payment schedules.

PREFERRED PROVIDER ORGANIZATION

During 1993, SafeHealth Life developed it's PPO in response to the market demands to offer a more cost-effective alternative to traditional indemnity insurance, and more freedom of choice than the managed dental care network/product alternatives. The PPO Network program was developed to complement and also be used as a cost containment mechanism for current and future indemnity dental plan clients. The negotiated fee arrangements enable the Company to offer indemnity dental and SafeHealth Life PPO Network Plans that reduce benefit costs for participating client groups and members. SafeHealth Life PPO Network Plans are designed to encourage a greater level of participation from participating network dentists due to lower levels of benefits for the Out-of-Network option.

The Company also offers PPO Network Lease Services which offer the network as a stand alone option for a per-member per-month fee. The Network Lease Service is intended to be an option that is marketed to Health and Welfare Trusts, Third-Party Administrators and Self-funded Employer Groups, again promoting the cost containment features of the negotiated discounts. The Company assumes no risk for clients that lease the PPO network. At December 31, 1995, SafeHealth Life had contracted with over 9,700 participating general and specialty dentists in the markets in which it operates. The overall geographical distribution of the dental network was developed to allow members easy access to network dentists to take advantage of negotiated discounts. All participating dentists have passed a strict qualification process and undergo annual quality reviews as part of ongoing compliance with network participation.

The PPO offers savings to the Company in the form of lower dollar levels of claims costs, and savings to the insured in lower out-of-pocket costs due to the PPO contracted fees. Administrative review protocol that utilizes a sophisticated case management system insures that the individual needs of a member are matched to treatment plans. The necessity and appropriateness of the treatment plans are continually monitored to assure a professional and appropriate treatment conclusion. The combination of the waiver of deductibles, negotiated provider fees and case management review system can result in significant member and claim costs savings.

During 1995, the Company began recruitment efforts to develop an alternative dental network, the "Choice Dental Plan" in the State of Texas that would offer clients the option of greater discounts similar to those under the PPO network, but not part of a PPO program. Approximately 600 dentists were contracted in this plan as of December 31, 1995. The Choice Dental Plan is not an insured product, but simply a discount program, whereby members receive a discount for services from participating providers. The Company assumes no risk for this product, and there is no out of network coverage. While recruitment activities are ongoing, this plan has not yet been activated.

Recruitment efforts in 1995 far exceeded management's expectations for growth adding almost 4,000 dentists to its network in operational areas. The Company continues to actively recruit dentists for its PPO plan, and intends to add substantially more dentists throughout 1996.

GEOGRAPHIC EXPANSION

The Company's strategy regarding geographic expansion is presently undergoing a strategic review to identify and capitalize upon opportunities that may exist in states in which the Company is not presently operating. In the past, the Company's strategy generally has been to enter new states only after obtaining a major contract, either by expanding the geographic scope of service to existing clients, by entering into contracts with new clients, or by establishing marketing agreements with other organizations. While the Company generally prefers not to expand into new states until an adequate base of client business exists to help defray the start-up costs of operations in those new states, the Company is currently reviewing its strategic opportunities to provide managed care and dental indemnity benefits in other states and markets in which the Company does not presently operate. A number of opportunities exist through strategic affiliations which the Company is pursuing.

Once a decision to expand has been made, the Company usually establishes a sales and marketing office to provide sales, marketing and provider services support in the local market. All basic administrative services are provided by the Company at its corporate headquarters, with the exception of the Company's Texas operations which due to regulatory constraints, requires that administrative services also be provided in the Company's Texas facilities. By using strategically located regional sales and marketing offices instead of separate full-service offices in each state, the Company has better controlled administrative expenses associated with new plan start-ups, and can more efficiently and effectively service a greater number of members in each market.

The Company's managed care dental plans are operating or have been granted regulatory approval to operate in Arizona, California, Colorado, Illinois, Kansas, Kentucky, Missouri, Nevada, Ohio, Oklahoma, Oregon, Texas, Utah and Washington. The Company's indemnity insurance subsidiary has been granted a Certificate of Authority in Arizona, California, Colorado, Illinois, Kansas, Missouri, Nevada, Ohio, Oregon, Texas and Wisconsin. The Company will most likely seek regulatory approvals in additional areas.

GOVERNMENT REGULATION

Many states have laws establishing the requirements for, and regulating the conduct of, the Company and other managed care dental plans. Such laws vary from state to state and they generally require a state license, frequently prescribe requirements for contracts, establish minimum benefit levels, impose financial tests and maintain standards for management and other personnel. There is currently no regulation of the Company's plans at the federal level.

Since some states will only license full service health plans, the Company cannot enter those states except in conjunction with SafeHealth Life, its indemnity insurance subsidiary, or with a full service HMO. Other states permit only nonprofit corporations to become licensed as managed care dental plans, again limiting the Company's access. The heavily regulated nature of the Company's industry imposes a variety of potential obstacles to management's plans for further geographic expansion and could limit the Company's future growth. On the other hand, this regulatory environment also governs the conduct and expansion prospects of existing and new competitors.

The Company's managed dental care plans are licensed and regulated by pertinent state authorities. Among the areas regulated, although not necessarily by each state, are the scope of benefits available to members, the content of all contracts with clients, providers and others, tests of financial resources, including maintenance of minimum stipulated financial reserves for the benefit of plan members, procedures for review of quality assurance, enrollment requirements, minimum loss ratios, "any willing provider" requirements which may limit the Company's right to restrict the size of its provider network, the relationship between the plan and its providers, procedures for resolving grievances, and the manner in which premiums are determined or structured.

The Company's indemnity insurance operations are regulated by the California Department of Insurance, and the Department of Insurance of the other states in which the Company is licensed to transact insurance business. These regulations include specific requirements with regard to minimum capital and surplus, permitted investments, advertising, policy forms and claims processing requirements. The Company's insurance operations are also licensed to transact business in other states which traditionally follow the compliance requirements of the insurance company's domiciled state, while sometimes imposing minimal specific policy and deposit requirements for the Company's operations in those states. Insurance companies are heavily regulated and require significant cash deposits for capital and surplus. The Company's ability to expand its insurance operations into states in which it is not currently licensed is dependent for the most part on the regulatory review process which is conducted by the Department of Insurance in each state in which the Company is applying. Such reviews may take anywhere from six to twenty-four months.

TRADEMARKS, SERVICE MARKS AND TRADENAMES

The Company has filed and received approval from the United States Patent and Trademark office for certain trademarks and tradenames for names and products used by the Company in its ordinary course of business. The Company has received a trademark, service mark or tradename for the following words and phrases used with and without distinctive logos maintained by the Company:

- - Safeguard-Registered Trademark- used with a distinctive logo depicting three superimposed figures used in connection with its managed care dental plans;

- - Safeguard Health Plans-Registered Trademark- used in descriptive material to describe the products offered by the Company;

- - Safeguard Dental Plans-TM- used to describe the various managed care dental plans offered by the Company; and

- - SafeHealth Life-Registered Trademark- used with a descriptive logo depicting three superimposed figures used by the Company to describe its indemnity insurance and PPO products.

Collectively, these trademarks, service marks and tradenames were first used in commerce in 1984 and have been continuously used thereafter.

COMPETITION

The Company operates in a highly competitive environment. Its competitors principally include large insurance companies, which offer managed dental care and indemnity dental products in most of the Company's markets, and public and private independent companies, offering managed dental care plans similar to those offered by the Company, which typically compete in particular markets.
The Company also competes with for-profit and not-for-profit HMOs, self-funded plans, PPO's and discounted fee-for-service dental plans. Many of the Company's competitors are significantly larger and have substantially greater financial and other resources than the Company. The major competitive factors for both client contracts and membership enrollment are the cost of services, the reputation of the plans for providing quality dental care, the size of the plan's dental panel and the reputation of the plan itself.

Indemnity insurance coverage offered by insurance carriers other than the Company, has a competitive advantage since many indemnity carriers are more mature and better known than the Company. As contrasted to managed care dental plans offered by the Company, indemnity insurance coverage has the benefit of allowing a beneficiary to select most any licensed dentist while managed care dental plan participants must select a dentist from the Company's panel. Management believes the Company's primary competitive advantage of its managed care plans has been, and will continue to be, the Company's ability to deliver services at a lower cost to both clients and members while providing quality dental care. Management believes that the Company's competitive advantage of its indemnity dental insurance plans is the Company's ability to provide comprehensive dental coverage, applying managed dental care principles, including the concepts associated with the Company's PPO plans.

The Company has also experienced increased competition from indemnity insurance companies through direct entry into the managed dental care benefits market. It is likely that these efforts will intensify in the future. Frequently, such plans are being offered in tandem with indemnity dental coverage and/or PPO alternatives. In addition, an increasing number of medically-oriented HMOs and PPOs are including dental care benefits as part of their benefit programs.

Other than for technological expenses associated with the provision of managed care and indemnity dental benefit programs, the Company's business does not require substantial amounts of capital. Other than government regulation and the related operating costs of start-up, there are no significant barriers to new companies entering into the market. There can be no assurance that the Company will be able to compete successfully with new market entrants. Any such additional competition could adversely impact the Company's revenues, net income and growth prospects through fee reductions, loss of providers or clients, or market share.

EMPLOYEES

At December 31, 1995, the Company had 558 employees, of whom 10 were executives, 3 were Executive Directors of Regional offices, 17 were sales personnel, and 441 were administrative and clerical personnel. In addition, as of that date, the Company had 87 independent dentists under contract at its Guards dental offices. Most all administrative services are provided at the corporate offices in Anaheim, California, with the exception of certain administrative functions which are performed in the Company's Dallas, Texas office, as required by applicable Texas statutes and regulations. Billing and other paperwork processing for Guards is also centralized at the corporate offices. Approximately 234 clerical and auxiliary employees are represented by two labor unions. No other employees or dentists are union members. The Company considers its relations with its employees to be good.

The Company maintains a 401(k) plan which allows for a pre-tax contribution from an employee's earnings. Employees are eligible to participate in the 401(k) plan upon completion of six months of service with the Company. Under the 401(k) plan, an employee may defer up to 15% of his or her gross compensation each pay period and the Company may, at its option, make an additional discretionary contribution to be allocated among employees in the plan in proportion to the compensation deferred. Employees are 100% vested in their interest in the 401(k) plan at all times. The Company also maintains a pre-tax medical insurance option within the meaning of Paragraph 106 of Section 125 of the Internal Revenue Code for its employees insuring dependents.

             DIRECTORS AND/OR EXECUTIVE OFFICERS OF THE REGISTRANT

 The current directors and/or executive officers of the Company are as follows:

NAME                        AGE    POSITION
- ----                        ---    --------
Steven J. Baileys, D.D.S.    42    Chairman of the Board of Directors, President
                                   and Chief Executive Officer (4)

John E. Cox                  44    Executive Vice President and Chief Operating
                                   Officer

Ronald I. Brendzel, J.D.     46    Senior Vice President, Chief Financial Officer,
                                   Secretary and Director (4)

Wayne K. Butts               42    Senior Vice President, Director of Regional
                                   Operations

Judith M. Deal               44    Vice President-Provider Relations

Thomas C. Tekulve, C.P.A.    44    Vice President-Accounting, Finance
                                   and Information Services

Kenneth E. Keating           32    Vice President-Guards Dental Office Operations

John D. Lyon                 47    Vice President-Marketing and Sales

Carlos Ferrera               32    Vice President-SafeHealth Life Operations

Susan M. Klarner             41    Vice President -Quality Programs

Michael M. Mann, Ph.D.       56    Director (1)(2)(3)(4)

William E. McKenna           76    Director (1)(2)(3)(4)

George H. Stevens            42    Director (1)(2)(4)

Bradford M. Boyd, D.D.S.     44    Director (1)(2)(3)(4)

(1)  Member, Compensation and Stock Option Committee
(2)  Member, Audit Committee
(3)  Member, Nominating Committee
(4) Directors hold office from the Annual Meeting of Stockholders for staggered terms of three years (until re-elected or until successors are elected and qualified), as follows:

                    Dr. Baileys and Mr. Stevens          -     May, 1996
                    Mr. McKenna                          -     May, 1997
                    Mr. Brendzel, Dr. Mann and Dr. Boyd  -     May, 1998

Officers are elected annually and serve at the pleasure of the Board of Directors, subject to all rights, if any, under certain contracts of employment. See Part III, Item 11-"EXECUTIVE COMPENSATION." Dr. Baileys is the brother-in-law of Mr. Brendzel.

Dr. Baileys is Chairman of the Board of Directors, President, and Chief Executive Officer. He has been President since 1981, Chief Executive Officer since May 1995, and Chairman of the Board since August 1995. From 1975 until 1981, Dr. Baileys served in a variety of executive and administrative capacities with the Company. Dr. Baileys is also licensed to practice dentistry in the State of California.

Mr. Cox joined the Company as Executive Vice President and Chief Operating Officer in May 1995. From 1985 to 1995, he served in various executive capacities for CIGNA Dental Health, including Vice President, Sales and Account Services, Western Regional President, Chief Financial Officer and Controller.

Mr. Brendzel is Senior Vice President, Chief Financial Officer, Secretary and a Director of the Company. He was Vice President - Corporate Development from August 1980 until April 1986, General Counsel from August 1980 until May 1987 and held various executive and administrative positions from July 1978 until August 1980. Mr. Brendzel is a member of the California State Bar and is licensed to practice law in the state of California. He is also a member of the California Knox-Keene Health Care Service Plan Advisory Committee, which assists the California Department of Corporations in regulating managed care health plans. From 1989 to 1991, Mr. Brendzel was also a member of the Texas Health Maintenance Organization Solvency Surveillance Committee which assists the Texas Department of Insurance in regulating health maintenance organizations.

Mr. Butts was appointed Senior Vice President - Director of Regional Operations in December 1995. Prior thereto, he was Vice President-National Sales Director since February 1988. Prior to joining the Company, he was a Senior Account Executive with Equicor-Equitable HCA Corporation in Los Angeles from November 1985 to February 1988. Preceding that, Mr. Butts was a Senior Sales Representative with the Company from February 1983 to November 1985. Mr. Butts' background in the insurance/benefits area began in 1978 with Blue Cross of California.

Ms. Klarner is the Vice President-Quality and Service Programs for the Company. From November 1993 to February 1996, she was Vice President-Network Programs for the Company's indemnity insurance subsidiary. From May 1989 until October 1993, she was the Company's Director of Provider Relations. Prior to joining the Company, Ms. Klarner was Manager of Provider Relations for a managed dental care company from July 1986 to April 1989.

Ms. Deal was appointed Vice President-Provider Relations in January 1995. Prior to joining the Company, Ms. Deal was the Director of Provider Relations for CIGNA Dental Health from November 1988 to January 1995. Preceding that, Ms. Deal was the Dental Office Manager of a large group dental practice from November 1974 to November 1988.

Mr. Tekulve was appointed Vice President, Accounting, Finance and Information Systems of the Company in April 1995. He was Director of Finance, International Operations for Beckman Instruments, Inc. from 1992 to 1995. During the period from 1984 to 1992, he also served as corporate Controller and Director of Corporate Accounting and Planning for Beckman Instruments, Inc. Mr. Tekulve is also a Certified Public Accountant.

Mr. Keating is the Vice President-Guards Dental Office Operations for the Company. He was Vice President-SafeHealth Life Operations from August 1995 until October 1995 when he was appointed to his present position. From March 1987 to July 1995, Mr. Keating served in various executive capacities for CIGNA Dental Health, including Director of Sales and Account Services, Director of Network Development and Director of Staff Model Operations.

Mr. Lyon is the Vice President-Marketing and Sales for the Company. He joined the Company in July 1995. From September 1993 to April 1995, Mr. Lyon was Vice President-Marketing of Scan Health Plan. From October 1990 to July 1993, he was Associate Vice President-Marketing of FHP Health Care. Preceding that, he was Vice President-Project Director of Fessel International from February 1989 to September 1990.

Mr. Ferrera is the Vice President-SafeHealth Life Operations for the Company. He joined the Company in October 1995. From March 1988 to October 1995, Mr. Ferrera served as Director of Provider Relations and Product Consultant for CIGNA Dental Health. Preceding that, he was a Staff Sergeant in the United States Air Force.

Dr. Mann has been a Director of the Company since May 1987. He is also Chairman of Blue Marble Partners, and Chairman, President and Chief Executive Officer of Blue Marble Development Group, Inc. international corporate development and consulting firms. From August 1986 until September 1987, Dr. Mann was a Partner of Mann, Kavanaugh, Chernove & Associates, a business development firm. He was President, Chief Executive Officer and a Director of Helionetics, Inc., a defense, energy and signal information processing company, from December 1984 to July 1986, and Executive Vice President from April to December 1984. Dr. Mann is currently the Chairman of the Board of Encompass Technologies, Inc., and a Director of Datum, Inc. and Management Technology, Inc.

Mr. McKenna has been a Director of the Company since September 1983. Since December 1977, Mr. McKenna has been a general partner of MCK Investment Company, a private investment company. Mr. McKenna was Chairman of the Board of Technicolor, Inc. from 1970 to 1976 and was formerly Chairman of the Board and Chief Executive Officer of Hunt Foods & Industries, Inc. and its successor, Norton Simon, Inc. From 1960 to 1967, Mr. McKenna was associated with Litton Industries, Inc. as a Director and in various executive capacities. He is currently a Director of California Amplifier, Inc., Calprop Corporation, Drexler Technology Corporation, Midlantic Corporation, Midlantic National Bank, WMS Industries, Inc., and Williams Hospitality Group, Inc.

Mr. Stevens has been a Director of the Company since May 1989. He has been President of Belle Haven Marina, Inc., a privately held leisure and recreational organization located in Virginia, since 1982. He is also President of Kingfish Corporation, a privately held corporation which is engaged in the business of chartering pleasure yachts in the mid-Atlantic region. Mr. Stevens is also the owner of Mariner Sailing School located in Virginia. Mr. Stevens' combined organization is the largest operator of recreational vessels in the Washington D.C. area.

Dr. Boyd has been a Director of the Company since May 1995. He is licensed to practice dentistry in the State of California since 1983, and has been the sole proprietor of Bradford M. Boyd, D.D.S., located in Lancaster, California. Dr. Boyd also is private investor. He is a member of the American Dental Association, California Dental Association, and San Fernando Valley Dental Society. He is also a member of the Board of Directors of High Desert Children's Dental, a charity organization providing free dental services to underprivileged children

ITEM 2.  PROPERTIES

The Company owns a 60,000 square foot building in Anaheim, California which it utilizes as its corporate headquarters and executive offices. In addition, the Company leases branch sales and marketing offices in Sacramento, California; San Diego, California; Walnut Creek, California; Denver, Colorado; Kansas City, Kansas, St. Louis, Missouri; Dallas, Texas; and Houston, Texas. The Company leases all but one of its Guards dental offices. Those leases expire on dates ranging through July 2005. A Guards facility in Riverside, California is leased from an affiliate. See Part III, Item 13-"CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." In the opinion of management, the Company's facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to various claims and legal actions in the ordinary course of business. The Company believes all pending claims either are adequately covered by insurance maintained by panel providers or the Company, or will not have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)  MARKET INFORMATION

The Company's common stock is traded on the NASDAQ National Market System under the symbol SFGD. The following table sets forth the high and low prices at which the Company's common stock traded as reported. The bid quotations represent inter-dealer prices, without retail markups or commissions, and do not necessarily represent actual transactions.

                                           HIGH            LOW
                                           ----            ---
Fiscal Year ended December 31, 1995
     First Quarter....................   $ 9.75         $ 8.25
     Second Quarter....................  $11.50         $ 8.88
     Third Quarter...................    $12.25         $10.50
     Fourth Quarter..................... $13.25         $11.25

Fiscal Year ended December 31, 1994
     First Quarter....................   $15.50         $13.25
     Second Quarter....................  $15.00         $12.50
     Third Quarter...................    $13.75         $ 9.63
     Fourth Quarter..................... $10.63         $ 8.50


(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                                  APPROXIMATE NUMBER OF
                                                      RECORD HOLDERS
TITLE OF CLASS                                    (AS OF DECEMBER 31, 1995)
- --------------                                    -------------------------
Common Stock, $.01 Par Value                                 1,000

(c)  DIVIDENDS

No cash dividends have been paid on the Company's common stock. It is the policy of the Board of Directors to retain the Company's earnings for use in its business, and the Company does not anticipate paying cash dividends in the foreseeable future.

(d)  STOCKHOLDER RIGHTS PLAN

On March 22, 1996 ("RIGHTS DIVIDEND DECLARATION DATE"), the Company's Board of Directors declared a dividend of one right (a "RIGHT") to purchase fractions of the shares of its Series A Junior Participating Preferred Stock, par value $.01 per share having the rights, preferences, privileges and restrictions described below ("PREFERRED STOCK"), and, under certain circumstances, other securities, for each outstanding share of the Company's common stock, par value $.01 per share ("COMMON STOCK"), to be distributed to stockholders of record at the close of business on April 12, 1996 ("RECORD DATE"). The description and terms of the Rights are set forth in a Rights Agreement (the "RIGHTS AGREEMENT"), dated as of March 22, 1996, between the Company and American Stock Transfer and Trust Company, as Rights Agent.

The following is a brief description of the Rights. It is intended to provide a general description only and is qualified in its entirety by reference to the Rights Agreement which has been filed as an exhibit to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission.

ISSUANCE OF THE RIGHTS

Each share of Common Stock outstanding at the close of business on the Record Date will receive one Right. In addition, prior to the earliest of the Distribution Date, a Section 13 Event or the Expiration Date (as each is hereinafter defined), one additional Right (as such number may be adjusted pursuant to the provisions of the Rights Agreement) shall be issued with each share of Common Stock issued after the Record Date. Following the Distribution Date and prior to the expiration or redemption of the Rights, the Company will issue one Right (as such number may be adjusted pursuant to the provisions of the Rights Agreement) for each share of Common Stock issued pursuant to the exercise of stock options or under employee plans or upon the exercise, conversion or exchange of securities issued by the Company prior to the Distribution Date.
A "SECTION 13 EVENT" shall mean any event in which (i) the Company merges or consolidates with another and the Company is not the surviving corporation;
(ii) the Company merges or consolidates with another, the Company is the surviving corporation, and all or part of the Company's common stock is exchanged for other securities, cash or property; or (iii) the Company sells or transfers more than 50% of its assets or earning power. The "EXPIRATION DATE" shall mean the earliest of (i) March 21, 2006; (ii) the date of redemption of the Rights; (iii) the date the Board orders an exchange of Rights; or (iv) the date of consummation of a tender offer approved as fair to and in the best interests of the Company and its stockholders, and adequately priced with each stockholder receiving the same consideration per share in the same manner.

COMMON STOCK CERTIFICATES REPRESENT THE RIGHTS PRIOR TO THE DISTRIBUTION DATE

Prior to the Distribution Date (as hereinafter defined), no separate Rights certificates will be issued. Instead, the Rights will be evidenced by the certificates for the Common Stock to which they are attached and will be transferred with and only with such Common Stock certificates. The surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate. New Common Stock certificates issued after the Record Date will contain a legend incorporating the Rights Agreement by reference.

DISTRIBUTION DATE; ISSUANCE OF RIGHTS CERTIFICATES

The Rights will separate from the Common Stock and become exercisable and a Distribution Date will occur ("DISTRIBUTION DATE") upon the earlier of ten days after (i) public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock (an "ACQUIRING PERSON") or such earlier date as a majority of the Directors shall become aware of the existence of an Acquiring Person ("STOCK ACQUISITION DATE"); or (ii) the commencement of a tender or exchange offer by any person or group, if upon consummation thereof, such person or group of affiliated or associated persons would be the beneficial owner of 15% or more of the shares of Common Stock then outstanding. As soon as practicable after the Distribution Date, Rights certificates will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and, thereafter, the separate Rights certificates alone will represent the Rights.

EXERCISE OF THE RIGHTS

RIGHTS INITIALLY NOT EXERCISABLE. Prior to the Distribution Date, the Rights are not exercisable.

EXERCISE OF THE RIGHTS TO PURCHASE PREFERRED STOCK OF THE COMPANY. At any time after the Distribution Date but prior to the earlier of the expiration or redemption of the Rights, each Right may be exercised at the stated purchase of $75.00 (subject to adjustment, the "EXERCISE PRICE") for one one-thousandth of a share of the Preferred Stock, provided, however, that upon the occurrence of any of the events described below the Rights may no longer be exercised for the Preferred Stock and may only be exercised for certain other securities described below.

EXERCISE OF THE RIGHTS TO PURCHASE COMMON STOCK OF THE COMPANY. In the event that at any time following the Rights Dividend Declaration Date, a person, alone or with affiliates, becomes the beneficial owner of 15% or more of the then outstanding shares of the Company's Common Stock (except pursuant to an offer for all outstanding shares of Common Stock which is determined by both (i) the Board of Directors acting by Special Vote, and (ii) a majority of the Directors who are not associated with an Acquiring Person ("CONTINUING DIRECTORS") and who are also not employees of the Company, to be fair to and otherwise in the best interests of the Company and its stockholders (a "PERMITTED OFFER"), then each holder of a Right will thereafter have the right to exercise the Right for Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the Exercise Price of the Right. If the Company does not have sufficient Common Shares available for all Rights to be exercised, the Company may substitute for all or any portion of the Common Stock that would be issuable upon exercise of the Rights, cash, assets, or other securities having the same aggregate value as such Common Stock. The Rights are exercisable as described in this paragraph only after the Company's right of redemption (as described below) has expired. Notwithstanding any of the foregoing, following the occurrence of the event set forth in this paragraph (a "SECTION 11(a)(ii) EVENT"), all Rights that are, or under certain circumstances specified in the Rights Agreement were, beneficially owned by an Acquiring Person will be null and void. A "SPECIAL VOTE" of the Board of Directors is approval by both a majority of the Continuing Directors and a majority of the entire Board, including the Continuing Directors.

EXERCISE OF THE RIGHTS TO PURCHASE COMMON STOCK OF AN ACQUIRING COMPANY. In the event that, at any time following the Stock Acquisition Date, (i) the Company is merged or consolidated with another company in a business combination transaction in which the Company is not the surviving corporation or in which the Company is the surviving corporation and all or part of the Common Stock of the Company is exchanged for stock of any other person, cash or any other property (other than a merger which follows an offer described in the preceding paragraph), or (ii) more than 50% of the assets or earning power of the Company and its subsidiaries (taken as a whole) is sold or transferred, then each holder of a Right (except Rights which previously have been voided as set forth above) shall thereafter have the right to exercise the Right for common stock of the acquiring company having a value equal to two times the Exercise Price of the Right. (An event described in this paragraph is a "SECTION 13 EVENT.")

ADJUSTMENT OF NUMBER OF RIGHTS, PURCHASE PRICE AND NUMBER OF UNITS OF PREFERRED STOCK. The Exercise Price payable and/or the number of shares of Preferred Stock or other securities or property issuable upon exercise of the Rights are subject to proportionate adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of the Preferred Stock, (ii) in the event holders of the Preferred Stock are granted certain rights or warrants to subscribe for Preferred Stock or convertible securities at less than the current market price of the Preferred Stock, or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to above). If at any time after the Rights Dividend Declaration Date and prior to the Distribution Date the Company declares a stock dividend on, subdivides or combines the outstanding shares of Common Stock, the number of Rights associated with each share of Common Stock shall be proportionately adjusted.

FRACTIONAL RIGHTS AND FRACTIONAL SHARES

The Company is generally not required to issue fractional Rights, fractions of shares of Preferred Stock (other than fractions which are integral multiples of one one-thousandth share), or fractions of shares of Common Stock and, in lieu thereof, an adjustment in cash will be made on the market price of the Rights, Preferred Stock, or Common Stock, respectively.

REDEMPTION OF THE RIGHTS

In general, the Company may redeem all (but not less than all) of the Rights at a price of $0.01 per Right (subject to adjustment to reflect stock splits, stock dividends, or similar transactions), at any time until the earlier of the tenth day following the Stock Acquisition Date or March 21, 2006 (provided that any redemption after any person becomes an Acquiring Person may be effected only by the Board of Directors acting by Special Vote). This redemption period may be extended by the Board of Directors by amending the Rights Agreement as described below prior to the time when the Rights become nonredeemable. The redemption price may be paid in cash, shares of Common Stock, or any other consideration the Board of Directors deems appropriate. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $0.01 redemption price.

EXCHANGE OF THE RIGHTS

At any time after a Section 11(a)(ii) Event or a Section 13 Event and before any person or group acquires 50% or more of the outstanding Common Stock, the Board of Directors of the Company, acting by Special Vote, may cause the Company to exchange some or all of the outstanding and exercisable Rights for Common Stock at a one-to-one exchange ratio (appropriately adjusted to reflect stock splits, dividends or similar transactions). Rights may not be exercised after the Board orders their exchange. If there is not sufficient authorized unissued Common Stock to fund an exchange, the Board, acting by Special Vote, may fund the exchange through other consideration, including issuance of debt and/or equity. In addition, at any time before any person or group becomes an Acquiring Person, the Board, acting by Special Vote, may exchange some or all of the Rights for rights of substantially equivalent value.

AMENDMENTS

Other than those provisions relating to the redemption price or the final expiration date of the Rights, any of the provisions of the Rights Agreement may be supplemented or amended by the Board of Directors of the Company prior to the Distribution Date, without approval of the Rights holders, whether or not a supplement or amendment is adverse to the Rights holders. After the Distribution Date, any provisions of the Rights Agreement (other than those provisions relating to the redemption price or the final expiration date of the Rights) may be amended by the Board of Directors acting by Special Vote in order to (i) cure any ambiguous, defective or inconsistent provision, (ii) shorten or lengthen any time period hereunder, or (iii) otherwise change a provision which the Board of Directors acting by Special Vote may deem necessary or desirable and which does not materially and adversely affect the interests of holders of Rights (other than any Acquiring Person); provided, the Rights Agreement may not be amended to (A) make the Rights again redeemable after the Rights have ceased to be redeemable, or (B) change any other time period unless such change is for the purpose of protecting, enhancing or clarifying the rights of, and/or the benefits to the holders of the Rights (other than any Acquiring Person).

EXPIRATION

The Rights will expire upon the earliest to occur of the close of business on March 21, 2006, the exchange or redemption of the Rights by the Company, or the consummation of a Permitted Offer transaction followed by a merger or consolidation of the Company with another company in which all stockholders of the Company receive the same consideration and terms as in the Permitted Offer.

NO STOCKHOLDER RIGHTS PRIOR TO EXERCISE

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

TERMS OF THE PREFERRED STOCK

The Company has initially reserved 30,000 shares of Preferred Stock for issuance upon exercise of the Rights, such number to be subject to adjustment from time to time in accordance with the Rights Agreement. The Preferred Stock will be nonredeemable. The dividend, liquidation and voting rights, and the rights upon consolidation or merger of the Preferred Stock are designed so that the value of the one one-thousandth interest in a share of Preferred Stock purchasable with each Right will approximate the value of one share of Common Stock. Each whole share of Preferred Stock will be entitled to receive a quarterly preferential dividend of 1,000 times the dividend declared on the Common Stock. In the event of liquidation, the holders of the Preferred Stock will be entitled to receive a preferential liquidation payment of $1,000 per share plus the amount of accrued unpaid dividends thereon, the holders of the Common Stock will then be entitled to receive a liquidation payment equal to $1.00 per share (subject to proportionate adjustment to reflect stock splits, dividends or combinations), and the holders of the Preferred Stock and Common Stock will then share ratably in all assets remaining available for distribution to stockholders. Each share of Preferred Stock will have 1,000 votes (subject to proportionate adjustment to reflect stock splits, dividends and combinations), and will generally vote together with the Common Stock. Finally, in the event of any merger, consolidation or other transaction in which shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or other property, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per share of Common Stock (subject to proportionate adjustment to reflect stock splits, dividends and combinations).

ANTI-TAKEOVER EFFECTS

The Rights are designed to protect and maximize the value of stockholders' interests in the Company in the event of an unsolicited attempt to take control of the Company in a manner or on terms not approved by the Board of Directors. Attempts to take control of a company frequently include coercive tactics to deprive the Board of Directors and stockholders of any real opportunity to determine the destiny of the Company. The Rights have been declared by the Board in order to deter such tactics, including a gradual accumulation in the open market of a 15% or greater position, followed by a merger or a partial, or two-tier tender offer that does not treat all stockholders equally. These tactics can unfairly pressure stockholders, squeeze them out of their investment without giving them any real choice, and deprive them of the full value of their shares.

The Rights are not intended to prevent a takeover of the Company and will not do so. The rights may be redeemed by the Company as described above, and accordingly, the Rights should not interfere with any merger or business combination approved by the Board of Directors.

Issuance of the Rights does not weaken the Company or interfere with its business plans. The issuance of the Rights themselves has no dilutive effect, will not affect reported earnings per share, should not be taxable to the Company or to its stockholders, and will not change the way in which the Company's shares are presently traded. The Company's Board of Directors believes that the Rights represent a sound and reasonable means of addressing the complex issues of corporate policy created by the current takeover environment.

However, the Rights may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by the Board of Directors. The Rights may cause substantial dilution to a person or group that attempts to acquire the Company on terms or in a manner not approved by the Company's Board of Directors, except pursuant to an offer conditioned upon the negation, purchase or redemption of the Rights.

ITEM 6.   SELECTED FINANCIAL DATA

The financial data included in the table for the five years ended December 31, 1995 have been derived from financial statements audited by the Company's independent accountants, Deloitte & Touche LLP. This data should be read in conjunction with such financial statements and notes thereto.

SELECTED OPERATING, STATISTICAL AND BALANCE SHEET DATA

Year Ended December 31         1995      1994      1993      1992      1991
- -----------------------------------------------------------------------------
OPERATING DATA (IN $000'S EXCEPT INCOME PER SHARE):
Health care revenues         $81,577    $70,503   $62,776   $60,642   $60,837
                             -------    -------   -------   -------   -------

Expenses:
 Health care services         65,578     56,631    45,556    44,717    45,653
 Selling, general and
 administrative               13,451     12,778    11,692    10,308    11,378
                             -------    -------   -------   -------   -------
    Total expenses            79,029     69,409    57,248    55,025    57,031
                             -------    -------   -------   -------   -------

Operating income               2,548      1,094     5,528     5,617     3,806
Other income, net              1,286      1,023       690       811       480
                             -------    -------   -------   -------   -------

Income  before income taxes    3,834      2,117     6,218     6,428     4,286
Income taxes                   1,446        825     2,256     2,507     1,672

Net Income                   $ 2,388    $ 1,292   $ 3,962   $ 3,921   $ 2,614
                             -------    -------   -------   -------   -------
                             -------    -------   -------   -------   -------

Income per share
 Primary                     $   .52    $   .27   $   .83   $   .83   $   .58
                             -------    -------   -------   -------   -------
                             -------    -------   -------   -------   -------
 Fully Diluted               $   .51    $   .27   $   .83   $   .83   $   .56
                             -------    -------   -------   -------   -------
                             -------    -------   -------   -------   -------
Weighted average shares
 outstanding (000's)
 Primary                       4,623      4,852     4,793     4,711     4,499
                             -------    -------   -------   -------   -------
                             -------    -------   -------   -------   -------
 Fully Diluted                 4,725      4,852     4,793     4,711     4,656
                             -------    -------   -------   -------   -------
                             -------    -------   -------   -------   -------

STATISTICAL DATA:
Membership (000's)               761        721       664       648       665
Clients                        2,661      2,086     1,665     1,250     1,068
Employees                        558        432       387       333       324
Dental offices                 3,291      2,902     2,532     2,274     2,133
PPO dental offices             9,706      5,765         -         -         -
Guards dental offices             33         30        29        23        22

BALANCE SHEET DATA (IN $000'S):

Cash and short-term
 investments                 $14,746    $ 8,661   $17,869   $14,771   $13,030
Current assets                20,578     12,378    20,903    17,456    15,653
Current liabilities            5,941      3,043     2,107     1,362     3,784
Long-term debt                     -          -         -         -         -
Stockholder's equity          31,929     27,469    27,224    22,763    18,097
Total assets                  38,343     30,792    29,917    24,808    22,729

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                             1995         1994          1993
                                           Versus       Versus        Versus
Results of operations (000's omitted)        1994         1993          1992
- ------------------------------------------------------------------------------
Health care revenues                      $11,074      $ 7,727       $ 2,134

Percentage change                            15.7%        12.3%          3.5%
- ------------------------------------------------------------------------------
Membership enrollment                          40           57            16

Percentage change                             5.5%         8.6%          2.5%
- ------------------------------------------------------------------------------
Health care expenses                      $ 8,947     $ 11,075       $   839

Percentage change                            15.8%        24.3%          1.9%

Percent of revenues                          80.4%        80.3%         72.6%
- ------------------------------------------------------------------------------
Selling, general and
 administrative expenses                  $   673     $  1,086       $ 1,384

Percentage change                             5.3%         9.3%         13.4%

Percent of revenues                          16.5%        18.1%         18.6%
- ------------------------------------------------------------------------------
Other income, net                         $   263     $    333       $  (121)

Percentage change                            25.7%        48.3%        (14.9%)

Percent of revenues                           1.6%         1.5%          1.1%
- ------------------------------------------------------------------------------
Net Income                                $ 1,096     $ (2,670)      $    41

Percentage change                            84.8%       (67.4%)         1.0%
- ------------------------------------------------------------------------------

1995 VERSUS 1994

Health care revenues increased as a result of sales to new small and mid-size clients, increased revenue from the Company's dental office subsidiary and increased revenue from the Company's indemnity insurance subsidiary. Membership enrollment increased to 761,000 primarily from sales to new small and mid-size group clients and an increase in the number of persons covered under various dental indemnity insurance products offered by the Company's insurance subsidiary.

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

1994 VERSUS 1993

Health care revenues increased as a result of sales to new small and mid-sized clients, the Company's indemnity insurance subsidiary, and a slowing of layoffs at the Company's major clients in the aerospace, defense and retailing industries. Membership enrollment increased primarily due to sales to new group indemnity clients and an increase in the number of persons covered under indemnity insurance products offered by the Company's indemnity insurance subsidiary. Enrollment increases as a result of sales to new groups offset entirely the continued workforce reduction in a number of the Company's major group clients.

Health care expenses increased primarily due to increased expenses associated with the opening of new Company-owned dental offices, and increases in capitation payments to participating providers in direct correlation with the increase in premium revenues. Health care expenses, as a percentage of revenues, increased primarily due to the increase costs associated with the expansion of the Company's dental office subsidiary and the increase in payments made to providers of care under the Company's indemnity insurance program, along with an increase in the reserve established for incurred, but not reported claims.

General and administrative expenses remain virtually the same notwithstanding an increase in revenue and the number of persons to whom benefits were provided. Selling expenses increased primarily due to an increase in sales and marketing activities, along with an increase in the number of persons employed by the Company in sales and marketing positions. Selling, general and administrative expenses declined as a percentage of revenue due to increase efficiencies within the Company's administrative operations.

Other income increased as a result of an increase in the Company's investment portfolio which was realized in 1994. Net income declined as a result of the above factors.

1993 VERSUS 1992

Health care revenues increased as a result of sales to new small and mid-sized clients, increased revenue from the Company's dental office subsidiary, increased revenue from the Company's indemnity insurance subsidiary, and a slowing of layoffs at the Company's major clients in the aerospace, defense and retailing industries. Membership enrollment increased primarily due to sales to new group indemnity clients and an increase in the number of persons covered under indemnity insurance products offered by the Company's indemnity insurance subsidiary. Enrollment increases as a result of sales to new groups offset entirely the continued workforce reduction in a number of the Company's major group clients.

Health care expense increased primarily due to increased expenses associated with the opening of new Company-owned dental offices and increases in capitation payments to participating providers in direct correlation with the increase in premium revenues. Health care expenses, as a percentage of revenue, continued to decline as a result of increased utilization for primary and specialty care services by plan membership of Company-owned dental offices.

General and administrative expenses remained virtually the same, despite an increase in revenue and the number of persons covered by the Company's benefit programs. Selling expense increased primarily due to an increase in the number of persons directly employed by the Company in sales and marketing positions. It is anticipated that the Company will continue to add additional sales staff during 1994.

Other income declined due to a one time gain in the third quarter of 1992 from a litigation settlement. The Company's effective tax rate for 1993 declined slightly primarily due to the favorable tax treatment obtained as a result of the acquisition of the Company's indemnity insurance subsidiary. Net income increased slightly due to the above factors.

GENERAL

The Company's California dental plan contributes substantially all of the Company's operating earnings. Additionally, in 1995, Colorado, Illinois, Kansas, Missouri, Ohio, Oklahoma, Oregon, Texas, and Utah all contributed positively towards operating earnings. Management believes that each state plan is capable of being profitable once targeted enrollment levels are attained and stable provider panels are in place. The Company's dental office subsidiary was a profit contributor in 1995, despite incurring significant expenses, primarily due to the opening of new dental offices. The Company's indemnity insurance subsidiary contributed positively to net income in 1995.

The Company's ability to attract clients is affected by the timing of labor-management contract negotiations, revisions in employee benefit programs, fluctuations in employment levels at major existing or prospective clients, increasing market competition and other factors. Guards' ability to bolster revenue from non-plan patients hinges upon continued quality care and Guards' ability to compete in an excess-capacity dental care environment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business has not been capital intensive. The Company's operational cash requirements have been met principally from operating cash flows and this is expected to continue.

At December 31, 1995 and December 31, 1994, the current ratio was 3.5 to 1.0 and
4.1 to 1.0, respectively. The Company's net worth was $32.0 million compared to $27.5 million the previous year. The Company had $14.7 million and $8.6 million of cash and short-term investments as of December 31, 1995 and December 31, 1994, respectively. As a result of its regulated nature, the Company is required to maintain various regulatory bank accounts in an aggregate amount of approximately $6.5 million to satisfy certain capital and surplus requirements imposed by various regulatory agencies. Due to the significant cash position maintained by the Company, these requirements do not pose a significant financial liquidity burden on the Company. The Company believes that income from operations, together with the existing cash on hand, and other available sources of financing, should be adequate to meet operating capital and regulatory needs for the foreseeable future.

IMPACT OF INFLATION

Management believes that the Company's operations are not materially affected by inflation. The Company believes that a majority of its costs are capitated or fixed in nature and are directly related to membership levels, and therefore related to premium levels.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and the related Notes and Schedules thereto filed as part of this 1995 Annual Report on Form 10-K are listed on the accompanying Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in the Company's independent auditors or disagreements with such auditors on accounting principles or practices or financial statement disclosures.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 set forth in the table, the notes thereto and the paragraphs thereunder, under the caption "ELECTION OF DIRECTORS" in the Company's Proxy Statement for its Annual Meeting of Stockholders, set for May 22, 1996, is incorporated herein by reference. Additional information related to Item 10 appears in Part I (c) of this 1995 Annual Report on Form 10-K under the caption "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT," which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the section "EXECUTIVE COMPENSATION" in the Company's Proxy Statement for its Annual Meeting of Stockholders, set for May 22, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the section "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Proxy Statement for its Annual Meeting of Stockholders, set for May 22, 1996

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from "CERTAIN TRANSACTIONS" in the Company's Proxy Statement for its Annual Meeting of Stockholders, set for May 22, 1996.

                                    PART IV


       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(a) (1) - (2)
        AND (d).         FINANCIAL STATEMENTS

The consolidated financial statements and financial statement schedules of Safeguard Health Enterprises, Inc. filed as part of this 1995 Annual Report on Form 10-K are listed in the accompanying Index to Financial Statements on Page F-1.

ITEM 14(a) (3) AND (c).  EXHIBITS

An "Exhibit Index" has been filed as part of this 1995 Annual Report on Form 10-K beginning on Page E-1. All Exhibits, except for Exhibit 24.1, are on file with the Securities and Exchange Commission.

ITEM 14(b).         REPORTS ON FORM 8-K

There were no reports on Form 8-K filed by the Company during the year ended December 31, 1995.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on the 27th day of March, 1996.

                                   SAFEGUARD HEALTH ENTERPRISES, INC.


                                   STEVEN J. BAILEYS, D.D.S.
                                   -------------------------
                                   STEVEN J. BAILEYS, D.D.S.,
                                   Chairman of the Board, President and
                                   Chief Executive Officer


                                   RONALD I. BRENDZEL
                                   ------------------
                                   RONALD I. BRENDZEL,
                                   Senior Vice President, Chief Financial
                                   Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              POWER OF ATTORNEY

We, the undersigned directors and officers of Safeguard Health Enterprises, Inc., and each of us, do hereby constitute and appoint Steven J. Baileys, D.D.S. and/or Ronald I. Brendzel, as our true and lawful attorneys and agents, each with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated above, which said attorneys and agents, or any one of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection with this 1995 Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that the said attorneys and agents, or their substitute or substitutes, or any one of them, shall do or cause to be done by virtue hereof.

             Signature                          Title                                Date
STEVEN J. BAILEYS,D.D.S.            Chairman of the Board, President and          March 27, 1996
- ------------------------            Chief Executive Officer
STEVEN J. BAILEYS,D.D.S.            (Principal Executive Officer)


RONALD I. BRENDZEL                  Senior Vice President, Chief Financial        March 27, 1996
- ------------------                  Officer, Secretary and Director
RONALD I. BRENDZEL                  (Principal Financial and Accounting
                                     Officer)

MICHAEL M. MANN                     Director                                      March 27, 1996
- ---------------
MICHAEL M. MANN


WILLIAM E. MCKENNA                  Director                                      March 27, 1996
- ------------------
WILLIAM E. MCKENNA


GEORGE H. STEVENS                   Director                                      March 27, 1996
- -----------------
GEORGE H. STEVENS

BRADFORD M. BOYD, D.D.S             Director                                      March 27, 1996
- -----------------------
BRADFORD M. BOYD, D.D.S.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION


  3.1     Articles of Incorporation****

  3.2     Bylaws****

 10.2     1984 Stock Option Plan***

 10.3     Stock Option Plan Amendment*

 10.3.1   Stock Option Plan Amendment+

 10.3.2   Stock Option Plan Amendment++

 10.41 Corporation Grant Deed, dated December 21, 1984, relating to a property located at 505 North Euclid Avenue, Anaheim, California**

 10.60    Employment Agreement, as Amended, dated May 25, 1995, between Steven
          J. Baileys, D.D.S. and the Company.

 10.61    Employment Agreement, as Amended, dated May 25, 1995, between Ronald
          I. Brendzel and the Company.

 10.62 Employment Agreement dated May 25, 1995, between John E. Cox and the Company.

 10.63 Employment Agreement dated May 25, 1995, between Wayne K. Butts and the Company.

 10.64 Form of Rights Agreement, dated as of March 22, 1996, between the Company and American Stock Transfer and Trust Company, as Rights Agent.

 21.1     Subsidiaries of the Company

 24.1     Independent Auditors' Consent

 25.1     Power of Attorney (Reference is made to Page 27 of the Report)

* Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on September 12, 1983 (File No. 2-86472).

** Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on August 22, 1985 (File No. 2-99663).

*** Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on July 3, 1984 (File No. 2-92013).

**** Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1987.

+ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1989.

++ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1992.

                      SAFEGUARD HEALTH ENTERPRISES, INC.
                             AND SUBSIDIARIES
                        INDEX TO FINANCIAL STATEMENTS



                                                            PAGE
                                                            ----
Independent Auditors' Report..............................   F-2


Financial Statements

     Consolidated Statements of Financial Position......     F-3

     Consolidated Statements of Income..................     F-4

     Consolidated Statements of Cash Flows..............     F-5

     Consolidated Statements of Stockholders' Equity....     F-6

     Notes to Consolidated Financial Stateme............ F-7 to F-15

Financial Statement Schedule

     Schedule I - Valuation and Qualifying Accounts.....     F-16



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders of Safeguard Health Enterprises, Inc.:

We have audited the accompanying consolidated statements of financial position of Safeguard Health Enterprises, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule for the years ended December 31, 1995, 1994 and 1993 listed in the Index at item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Safeguard Health Enterprises, Inc., and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP


Costa Mesa, California
March 22, 1996

                      SAFEGUARD HEALTH ENTERPRISES, INC.
                              AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    ($000'S OMITTED, EXCEPT FOR SHARE DATA)

December 31,                                               1995                1994
- -----------------------------------------------------------------------------------
ASSETS

Current assets:

 Cash                                                    $   506            $   503
 Investments available for sale,at estimated fair value   14,038              4,898
 Investments held to maturity, at cost                       202              3,260
 Accounts and notes receivable, net of
  allowances of $260 in 1995 and $206 in 1994              4,344              2,183
 Income taxes receivable                                      45                255
 Prepaid expenses and other current assets                 1,181              1,032
 Deferred income taxes                                       262                247
                                                         -------            -------
              Total current assets                        20,578             12,378
                                                         -------            -------

 Property and equipment, net                              13,055             11,256
 Investments held to maturity, at cost                     4,073              6,509
 Other assets                                                226                229
 Intangibles, net of accumulated amortization of
  $1,384 in 1995 and $1,293 in 1994                          411                420
                                                         -------            -------

                                                         $38,343            $30,792
                                                         -------            -------
                                                         -------            -------

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable and accrued expenses                $  3,683            $ 1,966
   Reserves for incurred but not reported claims           2,063                849
   Deferred revenue                                          195                228
                                                         -------            -------

             Total current liabilities                     5,941              3,043
                                                         -------            -------

 Deferred income taxes                                       473                280

 Commitments and contingencies (Notes 3 and 8)

 Stockholders' equity:
   Common stock - $.01 par value; 30,000,000
    shares authorized; 4,695,000 and 4,541,000
    shares outstanding, stated at                         21,092             19,212
   Preferred stock - $.01 par value; 1,000,000 shares
    authorized; 0 shares outstanding                           -                  -
   Retained earnings                                      29,113             26,725
   Net unrealized loss on investments available for sale    (153)              (345)
   Treasury stock, at cost                               (18,123)           (18,123)
                                                         -------            -------

             Total stockholders' equity                   31,929             27,469
                                                         -------            -------
                                                         $38,343            $30,792
                                                         -------            -------
                                                         -------            -------

             See accompanying Notes to Consolidated Financial Statements.

                     SAFEGUARD HEALTH ENTERPRISES, INC.
                           AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                   ($000'S OMITTED, EXCEPT PER SHARE DATA)

Year ended December 31,                       1995      1994      1993
- -----------------------------------------------------------------------
Health care revenues                       $81,577   $70,503    $62,776

Expenses:

Health care services                        65,578    56,631     45,556
Selling, general and
 administrative                             13,451    12,778     11,692
                                           -------   -------    -------
               Total expenses               79,029    69,409     57,248
                                           -------   -------    -------

Operating income                             2,548     1,094      5,528

Other income, net                            1,286     1,023        690
                                           -------   -------    -------

Income before provision for income taxes     3,834     2,117      6,218

Provision for income taxes                   1,446       825      2,256
                                           -------   -------    -------

Net income                                 $ 2,388   $ 1,292    $ 3,962
                                           =======   =======    =======


Net income per common share
 and common share equivalent:

Primary                                    $   .52   $   .27    $   .83
                                           -------   -------    -------
                                           -------   -------    -------

Fully Diluted                              $   .51   $   .27    $   .83
                                           -------   -------    -------
                                           -------   -------    -------


        See accompanying Notes to Consolidated Financial Statements.

                      SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($000'S OMITTED)

Year ended December 31,                                        1995      1994      1993
- -----------------------------------------------------------------------------------------
 Cash flows from operating activities:

  Net income                                                $ 2,388   $ 1,292   $ 3,962
                                                            -------   -------   -------
  Adjustments to reconcile net income
   to net cash provided by operating activities:



     (Gain) loss on sale of property and equipment              (23)        -        18
     Depreciation and amortization                            1,602     1,440     1,007

     Deferred income taxes                                      178      (116)      162
     Changes in assets and liabilities:

               Accounts and notes  receivable, net           (2,161)     (379)     (436)
               Income taxes receivable                          805       167       348
               Prepaid expenses and other current assets       (149)     (170)     (248)
               Accounts payable and accrued expenses          2,931     1,039       558
               Deferred revenue                                 (33)     (103)      187
                                                            -------   -------   -------
                 Net cash provided by operating activities    5,538     3,170     5,558
                                                            -------   -------   -------

Cash flows from investing activities:

  Purchase of investments                                         -         -   (54,014)
  Proceeds from sale/maturity of investments                      -         -    51,269
  Purchase of investments available for sale                (11,913)  (20,070)        -
  Proceeds from sales/maturity of investments
   available for sale                                         2,965    25,855         -
  Purchase of investments held to maturity                   (2,680)   (4,532)        -
  Proceeds from maturity of investments held
   to maturity                                                8,174       510         -
  Additions to property and equipment                        (3,320)   (4,233)   (2,469)
  Proceeds from sale of property and equipment                   33         -         -
  Payments received on notes receivable from sale
   of dental offices                                              -         -        13
  Additions to intangibles                                      (82)      (51)     (178)
  Other assets                                                    3       (47)      (40)
                                                            -------   -------   -------
                 Net cash used in investing activities       (6,820)   (2,568)   (5,419)
                                                            -------   -------   -------
Cash flows from financing activities:

   Stock repurchases                                              -    (1,378)        -
  Proceeds from exercise of stock options                     1,285       406       214
                                                            -------   -------   -------
                 Net cash provided by (used in) financing
                    activities                                1,285      (972)      214
                                                            -------   -------   -------
Net (decrease) increase in cash                                   3      (370)      353
Cash at beginning of year                                       503       873       520
                                                            -------   -------   -------
Cash at end of year                                         $   506   $   503   $   873
                                                            -------   -------   -------
                                                            -------   -------   -------

Supplemental disclosure of non cash activities:
  Tax benefit from exercise of stock options                $   595   $   270       285
  Conversion of debt securities to equity securities        $   348   $     -   $     -

Supplementary information:

  Cash paid during the year for:

              Interest                                      $     -   $     3   $     2
              Income taxes                                  $   586   $   821   $ 1,823

         See accompanying Notes to Consolidated Financial Statements.
                                      F-5

                      SAFEGUARD HEALTH ENTERPRISES, INC.
                              AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (000'S OMITTED)


                                                                                                  NET
                                                                                                  UNREALIZED
                                                                                                  LOSS ON
                                                                                                  INVESTMENT
                                     NUMBER OF SHARES                                             SECURITIES
                                     ----------------         COMMON     RETAINED     TREASURY    AVAILABLE
                                   COMMON       TREASURY      STOCK      EARNINGS     STOCK       FOR SALE       TOTAL
- ------------------------------------------------------------------------------------------------------------------------
January 1, 1993                    7,623         (3,128)      $18,037     $21,471      $(16,745)   $    -        $22,763
     Net income                                                             3,962                                  3,962
     Exercise of stock
       options (including
        tax benefits of $285)         46                          499                                                499
                                   -----         ------        ------     -------      --------    -------       -------

December 31, 1993                  7,669         (3,128)       18,536      25,433       (16,745)                  27,224
     Net income                                                             1,292                                  1,292
     Stock repurchases
        for treasury                               (146)                                 (1,378)                  (1,378)
     Exercise of stock
        options (including
        tax benefits of $270)         70                          676                                                676
      Net unrealized loss on
        investment securities
        available for sale                                                                            (345)         (345)

                                   -----         ------       -------     -------      --------    -------       -------
December 31, 1994                  7,739         (3,274)       19,212      26,725       (18,123)      (345)       27,469
    Net income                                                                            2,388                    2,388
    Exercise of stock
      options (including
      tax benefits of $595)          230                        1,880                                              1,880

    Net unrealized gain on
      investment securities
      available for sale                                                                               192           192
                                   -----         ------       -------     -------      --------    -------       -------

December 31, 1995                  7,969         (3,274)      $21,092     $29,113      $(18,123)     $(153)      $31,929
                                   -----         ------       -------     -------      --------    -------       -------
                                   -----         ------       -------     -------      --------    -------       -------


        See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Safeguard Health Enterprises, Inc., a Delaware corporation (the "Company"), is a holding company which manages what is, collectively, one of the largest publicly traded managed care dental plans in the United States. Operations are conducted through wholly-owned subsidiaries in thirteen states. The Company was founded as a nonprofit entity in California in 1974 and converted to a for-profit entity at the end of 1982. Since then, the Company has expanded its operations into Arizona, Colorado, Illinois, Kansas, Missouri, Nevada, Ohio, Oklahoma, Oregon, Texas and Utah. The Company is also authorized to operate in Kentucky. In 1992, the Company acquired a California based indemnity insurance company licensed to transact insurance business in the states of Arizona, California, Colorado, Missouri, Oregon and Texas. Since then, the Company expanded its operations by qualifying its indemnity insurance company to transact the business of insurance in the states of Illinois, Kansas, Nevada, Ohio and Wisconsin.

The Company provides managed care and indemnity dental benefits for approximately 761,000 members, through a panel of primary care dental offices and specialists, and a Preferred Provider Organization panel. At December 31, 1995, the Company also operates 33 dental offices in California under the name Guards Dental, Inc. ("Guards"). Guards offices are part of the Company's panel of dental providers and offer dental services to plan members and non-plan patients.

BASIS OF CONSOLIDATION

The consolidated financial statements include all the accounts of the Company and its subsidiaries, presented on a consolidated basis. Significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE AND COST RECOGNITION

Premiums collected for health care revenues are recognized in the period for which the member was entitled to service. Related costs for health care services are expensed in the period the Company provides such service.

MAJOR CUSTOMERS

In 1995, 1994, and 1993, one customer accounted for approximately 3.6%, 4.1% and 6.1% of revenues, respectively.

INVESTMENTS

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("FAS 115"), ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The Company has classified its investment portfolio into "available-for-sale" and "held-to-maturity" categories. In accordance with FAS 115, investments classified as available-for-sale are carried at fair value, and unrealized gains or losses, net of applicable income taxes, are reported in a separate caption of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In 1995, the Company recorded net unrealized gains of $315,000 and increased stockholders' equity by $192,000 (net unrealized gains less deferred income taxes of $123,000) at December 31, 1995. In accordance with FAS 115, prior period financial statements have not been restated.

Prior to the adoption of FAS 115, investments were stated at the lower of cost or market value. Investments consist principally of variable rate interest-bearing tax-exempt investments, taxable bonds, equity securities, treasury bills and notes, and certificates of deposit with maturities greater than three months. Investments are not considered cash equivalents for the consolidated statements of cash flows. The adjusted cost of specific securities sold is used to compute the gain or loss on sale of investments.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective property and equipment as follows: buildings - 30 years; leasehold and building improvements - 5 to 25 years; furniture, fixtures, dental equipment and other equipment - 3 to 10 years.

Expenditures for maintenance and repairs are expensed as incurred, while major improvements which extend the estimated useful life of an asset are capitalized. Upon the sale or other retirement of assets, the accounts are relieved of the cost and related accumulated depreciation and amortization, and any resultant gain or loss is recognized.

INTANGIBLES

License acquisition costs associated with the purchase of an indemnity insurance company in October 1992 are amortized over a twenty year period. The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful lives or the recoverability of the remaining balance of its intangibles. At December 31, 1995, the Company's management believed that no material impairment of goodwill or other intangible assets existed.

INCOME TAXES

In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 109, ("FAS 109") ACCOUNTING FOR INCOME TAXES. This Statement mandates the liability method of computing deferred income taxes. Effective January 1, 1993, the Company adopted this Statement as required. The effect of adoption did not have a significant effect on the Company's financial position or results of operations and therefore has been included in the provision for income taxes in 1993.

This Statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, FAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As permitted under the new Statement, financial statements of prior years have not been restated.

401(K) PLAN

The Company maintains a 401(k) plan which allows for a pre-tax contribution from an employee's earnings. Employees are eligible to participate in the 401(k) plan upon completion of six months of service with the Company. Under the 401(k) plan, an employee may defer up to 15% of his or her gross compensation each pay period and the Company may, at its option, make an additional discretionary contribution to be allocated among employees in the plan in proportion to the compensation deferred. Employees are 100% vested in their interest in the 401(k) plan at all times. The Company also maintains a pre-tax medical insurance option within the meaning of Paragraph 106 of Section 125 of the Internal Revenue Code for its employees insuring dependents.

NET INCOME PER SHARE

Primary earnings per share for the years ended December 31, 1995, 1994, and 1993 were computed by dividing net income by 4,623,000, 4,852,000 and 4,793,000 shares, respectively, which were the weighted average numbers of outstanding common shares and common share equivalents (stock options using the treasury stock method) during the respective periods. Fully diluted earnings per share in 1995 were computed using an additional 102,000 shares.

RECLASSIFICATIONS

Certain amounts have been reclassified in prior years to conform with the financial statement presentation for the year ended December 31, 1995.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's balance sheet includes the following financial instruments: cash, trade accounts and notes receivable, and trade accounts payable. The Company considers the carrying amounts in the financial statements to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121 ("FAS 121"), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which becomes effective for fiscal years beginning after December 15, 1995. FAS 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The statement also requires that assets to be disposed of should be written down to fair value less selling costs. The Company will adopt this statement in fiscal year 1996 as required, and its adoption is not expected to have a significant effect on the Company's financial position or results of operations.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, which becomes effective for fiscal years beginning after December 15, 1995. FAS 123 established new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under FAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of FAS 123 had been applied. The Company is in the process of evaluating the Statement. The potential impact on the Company of adopting the new standard has not been quantified at this time. The Company must adopt FAS 123 no later than December 1, 1996.

NOTE 2:  COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

INVESTMENTS

The following table summarizes the Company's investments as of December 31, 1995 (in $000's). The estimated fair value of investments is based on quoted market prices.

                                       Cost/      Gross       Gross      Estimated
                                     Amortized  Unrealized  Unrealized     Fair
                                       Cost       Gains       Losses      Value
- ------------------------------------------------------------------------------------
Classified as Available for Sale:

  State obligations                  $   840    $  5         $  (9)      $   836
  Corporate bonds                      1,050      17          (153)          914
  Equity securities                    1,204      47          (158)        1,093
  Funds and other short-term
    municipal obligations             11,195       -             -        11,195
                                     -------    ----         -----       -------
    Total available for sale          14,289      69          (320)       14,038
                                     -------    ----         -----       -------

Classified as Held to Maturity:
  U.S. Government and its agencies     3,127      25            (-)        3,152
  State obligations                      700       7            (6)          701
  Municipal obligations                  448       7            (1)          454
                                     -------    ----         -----       -------
     Total held to maturity            4,275      39            (7)        4,307
                                     -------    ----         -----       -------
                   Total             $18,564    $108         $(327)      $18,345
                                     -------    ----         -----       -------
                                     -------    ----         -----       -------

The following table summarizes the Company's investments as of December 31, 1995 (in $000's). The estimated fair value of investments is based on quoted market prices.

                                             Cost/
                                           Amortized          Estimated
                                             Cost             Fair Value
- ---------------------------------------------------------------------------
Available for Sale:
  Due in one year or less                   $11,206            $11,206
  Due after one year through five years       1,175              1,196
  Due after five years through ten years        104                104
  Due after ten years                           600                439
                                            -------            -------
                                             13,085             12,945
  Equity securities                           1,204              1,093
                                            -------            -------
    Total Available for Sale                 14,289             14,038
                                            -------            -------


Held to Maturity:
  Due in one year or less                       202                205
  Due after one year through five years       2,502              2,515
  Due after five years through ten years        859                868
  Due after ten years                           712                719
                                            -------            -------
    Total Held to Maturity                    4,275              4,307
                                            -------            -------

        Total                               $18,564            $18,345
                                            -------            -------
                                            -------            -------

The following table summarizes the Company's investment as of December 31, 1994 (in $000's). The estimated fair value of investments is based on quoted market prices.


                                     Cost/        Gross       Gross       Estimated
                                    Amortized    Unrealized  Unrealized      Fair
                                      Cost         Gains       Losses        Value
- --------------------------------------------------------------------------------------
Classified as Available for Sale:
  State obligations                 $ 1,400         $ -         $ -        $ 1,400
  Corporate bonds                     1,325           3          (428)         900
  Equity securities                   1,016           -          (141)         875
  Funds and other short-term
    municipal obligations             1,723           -            -         1,723
                                    -------         ---         ------     -------
    Total available for sale          5,464           3          (569)       4,898
                                    -------         ---         ------     -------

Classified as Held to Maturity:
  U.S. Government and its agencies    4,750           -          (307)       4,443
  State obligations                   3,227           -           (62)       3,165
  Municipal obligations               1,403           -           (49)       1,354
  Corporate bonds                       389           -             -          389
                                    -------         ---         ------     -------
     Total held to maturity           9,769           -          (418)       9,351
                                    -------         ---         ------     -------
                   Total            $15,233         $ 3         $(987)     $14,249
                                    -------         ---         ------     -------
                                    -------         ---         ------     -------

                                        F-10

The contractual maturities of investments at December 31, 1994, are shown below (in $000's). Expected maturities may differ from contractual maturities:


                                               Cost/
                                             Amortized    Estimated
                                               Cost       Fair Value
- ------------------------------------------------------------------------------
Available for Sale:
  Due in one year or less                     $ 3,123      $ 3,123
  Due after one year through five years           449          279
  Due after five years through ten years          141          144
  Due after ten years                             735          477
                                              -------      -------
                                                4,448        4,023
  Equity securities                             1,016          875
                                              -------      -------

    Total Available for Sale                    5,464        4,898
                                              -------      -------

Held to Maturity:
  Due in one year or less                       3,260        3,250
  Due after one year through five years         2,492        2,464
  Due after five years through ten years        2,173        1,990
  Due after ten years                           1,844        1,647
                                              -------      -------
    Total Held to Maturity                      9,769        9,351
                                              -------      -------

        Total                                 $15,233      $14,249
                                              -------      -------
                                              -------      -------

PROPERTY AND EQUIPMENT

The Company's property and equipment consist of (in $000's):


December 31,                                         1995         1994
- -------------------------------------------------------------------------
Land                                               $    692     $    692
Buildings and improvements                            5,909        5,866
Leasehold improvements                                6,232        4,814
Dental equipment                                      5,160        4,561
Furniture, fixtures and other equipment               7,140        5,620
Construction in progress                                297          629
                                                    -------      -------
                                                     25,430       22,182
Less - accumulated depreciation and amortization    (12,375)     (10,926)
                                                    -------      -------
                                                   $ 13,055     $ 11,256
                                                    -------      -------
                                                    -------      -------



Year ended December 31,                               1995     1994    1993
- -------------------------------------------------------------------------------
Depreciation and amortization expense (in $000's)    $1,511   $1,358   $989


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company's accounts payable and accrued expenses consist of (in $000's):


December 31,                        1995        1994
- -------------------------------------------------------
Accounts payable                   $2,862      $1,306
Accrued compensation                   97         184
Other accrued expenses                724         476
                                   ------      ------
                                   $3,683      $1,966
                                   ------      ------
                                   ------      ------

NOTE 3:  LEASE OBLIGATIONS

The Company leases administrative and dental office space under various non-cancelable operating leases, including one lease with a related party. Rental expense (in $000's) was $1,609, $1,401 and $1,153 in 1995, 1994 and
1993, respectively. Future minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1995 are (in $000's):

Year ending  December 31:

1996                    $1,561
1997                     1,435
1998                     1,414
1999                     1,353
2000                     1,364
Thereafter               4,448

The Company incurred rent expense (in $000's) to a related party of $12 in 1995, 1994 and 1993.

NOTE 4:  INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES ("FAS 109"), which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been previously recognized in the Company's consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws.

The Company's provision for federal and state income taxes is (in $000's):


Year ended December 31,                     1995        1994         1993
- -----------------------------------------------------------------------------
Provision for income taxes:
  Taxes currently payable:
              Federal                     $1,084       $ 688        $1,544
              State                          302         253           550
Tax effect of timing differences:
  Difference in depreciation methods          61         (80)          (64)
  Difference in accounting method
    for revenue adjustments                  (23)        (22)           61
  Difference in accounting method for
    intangibles                                2          (7)            -
  Difference in accounting method for
    specialist costs                          37        (103)           69
  Difference in accounting method for
    prepaid expenses                          (6)        (22)           37
  Deferred State Taxes                       (32)        124            41
  Other                                       21          (6)           18
                                          ------       -----        ------
                                          $1,446       $ 825        $2,256
                                          ======       =====        ======


A reconciliation of the Federal income tax provision at the expected statutory rate compared to the actual income tax provision is as follows (in $000's):


Year ended December 31,       1995                1994               1993
- --------------------------------------------------------------------------------
Expected                 $1,342   35.0%      $ 741  35.0%      $2,176  35.0%
State taxes, net of
  federal effect            208    5.4         126   6.0          360   5.8
Tax-free income            (159)  (4.1)       (111) (5.3)         (95) (1.5)
Other                        55    1.4          69   3.3         (185) (3.0)
                         ------   -----      -----  ----      -------  ----
                         $1,446    37.7%     $ 825  39.0%      $2,256  36.3%
                         ======   =====      =====  ====      =======  ====


At December 31, 1995 and 1994, the Company's net tax deferred liability was $211,000 and $33,000, respectively. The major components of the Company's deferred taxes are as follows (in $000's):


December 31,                                       1995           1994
- -------------------------------------------------------------------------------
Current deferred tax assets (liabilities):
Accrued specialist costs                          $  157         $ 194
Reserve for revenue adjustments                      112            89
Amortization of prepaid expenses                    (108)         (116)
State income taxes                                    90            55
Other                                                 11            25
                                                  ------         -----
   Net current deferred tax asset                    262           247
                                                  ------         -----

Noncurrent deferred tax assets (liabilities):
  Book versus tax basis in property, including
   depreciation and amortization                    (605)         (544)
  Unrealized loss on investments                      98           221
Amortization of intangibles                           34            43
                                                  ------         -----
  Net noncurrent deferred tax liability             (473)         (280)
                                                  ------         -----
    Net deferred tax liability                     $(211)        $ (33)
                                                  ------         -----
                                                  ------         -----

The Company believes that the major components of its deferred tax asset will reverse in 1995.

NOTE 5:  OTHER INCOME, NET

Other income, net, consists principally of interest income and dividends earned on investments, as follows (in $000's):


Year ended December 31,              1995         1994         1993
- ------------------------------------------------------------------------------
Interest income                     $  796        $  744       $584
Dividend income                        233            -          -
Interest expense                        -             (3)        (2)
Other                                  257           282        108
                                    ------        ------       ----
                                    $1,286        $1,023       $690
                                    ------        ------       ----
                                    ------        ------       ----

NOTE 6:  CAPITAL STOCK

STOCK INFORMATION

Thirty million shares of Common Stock, $.01 par value, have been authorized since the Company's reincorporation in Delaware in August 1987. One million shares of Preferred Stock, $.01 par value, are authorized but no preferred stock has ever been issued. The Board of Directors may, without stockholder approval, establish rights, terms, preferences and privileges for these preferred shares.

STOCK TRANSACTIONS

Since October 1986, the Company has, at various times, announced plans to repurchase up to a total of 4,510,888 shares of its common stock through open market or private transactions. As of December 31, 1995, a total of 3,819,088 shares had been acquired. A total of 544,300 shares acquired prior to August 24, 1987 have been retired as required by California law. Shares acquired after the August 24, 1987 reincorporation in Delaware are being held as treasury stock, at an average cost of $5.54 per share.

STOCK PLANS

The Safeguard Health Enterprises, Inc. Stock Option Plan (the "Plan") authorizes both incentive and non-qualified stock options to be granted in an aggregate amount up to 1,200,000 shares of common stock. Options may be granted to executive officers or other key employees of the Company; non-employee directors of the Company are also eligible but only for nonqualified options. The option price must, at least, equal fair market value on the date the option is granted. The Plan is divided into a discretionary program for key employees and an automatic program for non-employee directors. The Plan is administered by the Compensation and Stock Option Committee of the Board of Directors.

All stock options granted by the Company to employees through December 31, 1995 were incentive stock options. The following is a summary of stock option transactions:


Year ended December 31,                     1995              1994               1993
- -----------------------------------------------------------------------------------------
Outstanding at beginning of year           538,000           623,669            485,667
Granted                                    285,000             6,000            185,000
Canceled                                  (195,167)          (21,668)              (666)
Exercised                                 (230,333)          (70,001)           (46,332)
                                       ----------------   --------------    ---------------
Outstanding at end of year                 397,500           538,000            623,669
                                       ----------------   --------------    ---------------
                                       ----------------   --------------    ---------------
Exercisable at end of year                 240,000           421,662            428,000
                                       ----------------   --------------    ---------------
                                       ----------------   --------------    ---------------
Price range of options outstanding     $4.25  - $13.06    $4.25 - $13.06    $ 4.25 - $13.06
Price range of options exercised       $4.625 - $11.875   $4.25 - $11.87    $ 4.25 - $ 8.75
Price range of options granted         $9.00  - $11.50    $9.00 - $ 9.00    $10.25 - $13.06


NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various litigations arising in the normal course of business. In the opinion of Management, the ultimate outcome of such litigation or any other contingencies would not have a material effect on the Company's consolidated financial position or results of operations.

The Company has employment agreements with various executive officers requiring an annual payment of (in $000's):

          Year ending December 31,

          1996               $910
          1997                910
          1998                910
          1999                910
          2000                379

NOTE 8:   RESERVES FOR INCURRED BUT NOT REPORTED CLAIMS

Activity in the liability for dental indemnity insurance claims, specialists claims, and claim adjustment expenses is summarized as follows (in $000's):


                                   Policy
                                  Reserves   Specialist     Total
- ------------------------------------------------------------------------
Balance at January 1, 1994         $  164      $  209     $  373

Incurred related to:
   Current year  -  1994            2,006       2,813      4,819
   Prior years                          -         126        126
                                   ------      ------      -----
Total incurred                      2,006       2,939      4,945

Paid related to:
   Current year  -  1994            1,633       2,364      3,997
   Prior years                        137         335        472
                                   ------      ------      -----
Total paid                          1,770       2,699      4,469

Balance at December 31, 1994       $  400      $  449     $  849
                                   ------      ------     ------
                                   ------      ------     ------
Incurred related to:
   Current year  -  1995            6,015       3,464      9,479
   Prior years                          -          55         55
                                   ------      ------     ------
Total incurred                      6,015       3,519      9,534

Paid related to:
   Current year  -  1995            4,353       3,101      7,454
   Prior years                        362         504        866
                                   ------      ------     ------
Total paid                          4,715       3,605      8,320

Balance at December 31, 1995       $1,700      $  363     $2,063
                                   ------      ------     ------
                                   ------      ------     ------

NOTE 9:   UNAUDITED SELECTED QUARTERLY INFORMATION

Unaudited quarterly results of operations for the years ended December 31, 1995 and 1994 are set forth in the table below (000's omitted, except per share data).

                                 Operating   Net       Weighted    Net Income
                                 Income      Income    Average     (Loss)
           Quarter    Revenues   (Loss)      (Loss)    Shares      Per Share
- ------------------------------------------------------------------------------
1993       First      $15,386    $1,365      $ 933     4,721         $.20
           Second      15,478     1,384        973     4,724          .21
           Third       15,887     1,365      1,031     4,773          .22
           Fourth      16,025     1,414      1,025     4,807          .21

1994       First      $16,933    $1,515     $1,057     4,911         $.22
           Second      17,412       632        493     4,890          .10
           Third       18,060      (980)      (475)    4,844         (.10)
           Fourth      18,098       (73)       217     4,719          .05

1995       First      $19,423    $  602     $  485     4,656         $.10
           Second      20,042       653        550     4,668          .12
           Third       20,834       585        649     4,777          .14
           Fourth      21,278       708        704     4,820          .15

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                       VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 1995, 1994 AND 1993
                                   (IN $000'S)

                                    Balance at    Charged to                Balance at
Beginning Cost and                  Beginning     Cost and                    End
Classification                      of Year       Expenses     Write Offs   of Year
- ---------------------------------------------------------------------------------------
1993:
Allowance for doubtful accounts:
       Accounts receivable            $297           $269        $(410)       $156

1994:
Allowance for doubtful accounts:
       Accounts receivable            $156           $179        $(129)       $206

1995:
Allowance for doubtful accounts:
       Accounts receivable            $206           $278        $(224)       $260
