Form 10-Q
period 1996-03-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 1996-05-15
CIK 727303

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____  to  _____

                        Commission file number   0-12050

                       SAFEGUARD HEALTH ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)



         Delaware                                         52-1528581
(State or other jurisdiction                           (I.R.S. Employer
     of incorporation)                               Identification No.)

                            505 NORTH EUCLID STREET
                           ANAHEIM, CALIFORNIA 92801
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (714) 778-1005
              (Registrant's telephone number, including area code)

                                      NONE
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                  -----     -----

The number of shares outstanding of registrant's common stock, par value $.01 per share, at March 31, 1996, was 4,705,806 shares (not including 3,274,788 shares of common stock held in treasury).

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

                         INFORMATION INCLUDED IN REPORT

                                                                      Page
                                                                      ----
Part I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                Consolidated Statements of Financial Position          3

                Consolidated Statements of Income                      4

                Consolidated Statements of Cash Flows                  5

                Notes to Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          7

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            8

Item 2.   Changes in Securities                                        9

Item 3.   Default Upon Senior Securities                               9

Item 4.   Other Information                                            9

Item 5.   Exhibits and Reports                                         9

SIGNATURES                                                             9

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                       (000's OMITTED, EXCEPT SHARE DATA)

                                           March 31,    December 31,
                                              1996          1995
                                           ----------   -------------
ASSETS

Current assets:
   Cash                                     $      6        $    506
   Investment securities available for
    sale, at estimated fair value              7,978          14,038
   Investment securities held to
    maturity, at cost                          3,820             202
   Accounts and notes receivable, net
    of allowances of $238 in 1996 and
    $260 in 1995                               6,620           4,344
   Income taxes receivable                         -              45
   Prepaid expenses and other                  1,155           1,181
   Deferred income taxes                         262             262
                                            --------        --------
               Total current assets           19,841          20,578
                                            --------        --------

   Property and equipment, net                13,478          13,055
   Investment securities held to
    maturity, at cost                          4,071           4,073
   Other assets                                  226             226
   Intangibles, net of accumulated
    amortization of $1,406 in 1996 and
       $1,384 in 1995                            388             411
                                            --------        --------
                                            $ 38,004        $ 38,343
                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses    $  2,224        $  3,683
   Reserves for incurred but not
    reported claims                            1,746           2,063
   Income taxes payable                          413               -
   Deferred revenue                              375             195
                                            --------        --------
              Total current liabilities        4,758           5,941
                                            --------        --------

Deferred income taxes                            495             473

Stockholders' equity
   Common stock $.01 par value;
    30,000,000 shares authorized;
       4,706,000 and 4,695,000 shares
        outstanding, stated at                21,119          21,092
      Preferred stock - $.01 par value;
       1,000,000 shares authorized;
      0 shares outstanding                         -               -
   Retained earnings                          29,873          29,113
   Net unrealized loss on investment
    securities available for sale               (118)           (153)
   Treasury stock, at cost                   (18,123)        (18,123)
                                            --------        --------
               Total stockholders'
                equity                        32,751          31,929
                                            --------        --------
                                            $ 38,004        $ 38,343
                                            ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (000's OMITTED, EXCEPT PER SHARE DATA)

                                           Three months ended
                                                March 31,
                                           ------------------
                                             1996       1995
                                           -------    -------

Health care revenues                       $21,901    $19,423
                                           -------    -------

Expenses:
 Health care services                       17,435     15,472
 Selling, general and administrative         3,467      3,349
                                           -------    -------

  Total expenses                            20,902     18,821
                                           -------    -------

Operating income                               999        602

Other income, net                              220        192
                                           -------    -------

Income before income taxes                   1,219        794

Provision for income taxes                     459        309
                                           -------    -------

Net income                                 $   760    $   485
                                           =======    =======

Net income per common share and common
 share equivalent:

Primary and fully diluted                     $.16       $.10
                                           =======    =======

Weighted average common shares and
 equivalents outstanding                     4,889      4,656
                                           =======    =======

         See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's OMITTED)


                                                           Three months ended
                                                                March 31,
                                                           ------------------
                                                               (Unaudited)
                                                             1996       1995
                                                           -------    -------
Cash flows from operating activities:
   Net income                                              $   760    $ 485
   Adjustments to reconcile net income
    to net cash provided
      by (used in) operating activities:
   Depreciation and amortization                               443      378
   Deferred income taxes (benefit)                              22      (25)
   Change in assets and liabilities:
      Accounts receivable, net                              (2,276)     100
      Income taxes receivable                                   45      255
      Prepaid expenses and other                                26      (37)
      Accounts payable and accrued expenses                 (1,459)    (554)
      Reserves for incurred but not reported claims           (317)      90
      Income taxes payable                                     413       57
      Deferred revenue                                         180      (38)
                                                           -------    -------
       Net cash provided by (used in) operating activities  (2,163)     711

Cash flows from investing activities:
   Purchase of investments available for sale               (1,222)    (648)
   Proceeds from sales/maturity of investments available
    for sale                                                 2,826      949

   Purchase of investments held to maturity                 (3,274)    (145)
   Proceeds from maturity of investments held to maturity    4,149        -
   Additions to property and equipment                        (843)    (694)
   Other activity, net                                           -      (35)
                                                           -------    -------
       Net cash provided by (used in) investing activities   1,636     (573)
                                                           -------    -------

Cash flows from financing activities:
   Proceeds from exercise of stock options                      27        -
                                                           -------    -------
       Net cash provided by financing activities                27        -
                                                           -------    -------

Net decrease in cash                                          (500)     138
Cash at beginning of period                                    506      503
                                                           -------    -------
Cash at end of period                                      $     6    $ 641
                                                           =======    =======

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF REPORTING
- ---------------------------

The accompanying unaudited Consolidated Financial Statements of Safeguard Health Enterprises, Inc. and subsidiaries (the "Company") for the quarter ended March 31, 1996, have been prepared in accordance with generally accepted accounting principles applicable to interim periods, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. This information should be read in conjunction with the Consolidated Financial Statements and Notes including Significant Accounting Policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Management believes that the disclosures herein are adequate to make the information presented not misleading.


NOTE 2:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE
- ----------------------------------------------------

Since October 1986, the Company's Board of Directors has, at various times, authorized the repurchase of up to 4,510,888 shares of its common stock through open market or private transactions. As of March 31, 1996, a total of 3,819,088 shares had been acquired at an average cost of $5.54 per share. All shares acquired prior to August 24, 1987, have been retired as required by California law. All shares acquired after the August 24, 1987 reincorporation in Delaware are being held as treasury stock. Earnings per share for the periods ended March 31, 1996 and 1995 were computed by dividing net income by 4,888,672 and 4,655,866 shares, respectively, which was the weighted average number of outstanding common shares and common share equivalents (stock options) during the respective periods.


NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS
- -----------------------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                                                 1996 Versus 1995
                                                Three months ended
                                                     March 31,
                                           -----------------------------
                                                Increase/        Percent
                                               (Decrease)        Change
Results of operations (000's omitted)
- ------------------------------------------------------------------------
Health Care Revenues
   Managed care revenues                         $  317              1.7
   Indemnity revenues                             2,161            238.3

Total Health Care Revenues                       $2,478             12.8
- ------------------------------------------------------------------------
Health Care Expenses
   Managed care expenses                         $  197              1.3
   Indemnity expenses                             1,766            237.0

Total Health Care Expenses                       $1,963             12.7
- ------------------------------------------------------------------------

Total Selling, General and                       $  118              3.5
 Administrative Expenses
- ------------------------------------------------------------------------

Other Income, Net                                $   28             14.6
- ------------------------------------------------------------------------

Net Income                                       $  275             56.7
- ------------------------------------------------------------------------

1996 Versus 1995
- ----------------

Health care revenues increased as a result of sales to new small and mid-size clients, increased revenue from the Company's indemnity insurance subsidiary, and price increases to clients renewing with the Company during the quarter. Revenue in the Company's dental office subsidiary remained essentially the same. Membership enrollment increased to 778,000 from 740,000 primarily from sales to new small and mid-size group clients and an increase in the number of persons covered under various dental indemnity insurance products offered by the Company's insurance subsidiary.

Health care expense increased primarily due to increased capitation, as well as increased indemnity benefits paid to insureds, both directly related to increased premium revenue. Health care expenses within the Company's dental office subsidiary as percentage of revenue, declined slightly due to lower costs associated with the operation of such facilities. General and administrative expenses declined slightly, and as a percentage of revenue increased at a lower rate due to increased operating efficiencies. Selling expenses increased primarily due to higher costs in the distribution of the Company's products through insurance related sources, and increased sales and marketing staff expenses. Other income increased slightly due to a higher effective rate of return on the Company's investments. Net income increased due to the above factors.

Business Segment Information
- ----------------------------

The Company is engaged primarily in two distinct businesses; the operation of managed care dental programs and the operation of dental indemnity insurance programs.

                                                          1996 Versus 1995
                                                        Three months ended
                                                              March 31,
                                           ---------------------------------------------
                                            1996     Percent of     1995      Percent of
Results of operations (000's omitted)      Amount     Revenue      Amount      Revenue
- ----------------------------------------------------------------------------------------
Health Care Revenues
   Managed care revenues                   $18,833       86.0      $18,516       95.3
   Indemnity revenues                        3,068       14.0          907        4.7

Total Health Care Revenues                 $21,901      100.0      $19,423      100.0
- ----------------------------------------------------------------------------------------
Health Care Expenses
   Managed care expenses                   $14,924       79.2      $14,727       79.5
   Indemnity expenses                        2,511       81.8          745       82.1

Total Health Care Expenses                 $17,435       79.6      $15,472       79.7
- -------------------------------------------------------------------------------------
Total Selling, General and                 $ 3,467       15.8      $ 3,349       17.2
 Administrative Expenses
- -------------------------------------------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

The Company's business has not been capital intensive. The Company's operational cash requirements have been met principally from operating cash flow and this is expected to continue.

At March 31, 1996, the current ratio was 4.2 to 1.0. The Company's net worth was $32.8 million compared to $27.9 million a year earlier. The Company had $15.9 million of cash and investments as of March 31, 1996 compared to $15.2 million a year earlier. The Company believes that income from operations, together with the existing cash and investments on hand, and other available sources of financing, should be adequate to meet operating capital needs for the foreseeable future.

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

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   OTHER INFORMATION

          None

ITEM 5.   EXHIBITS AND REPORTS

          There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on the 14th of May, 1996.


                              SAFEGUARD HEALTH ENTERPRISES, INC.



                              By /s/ STEVEN J. BAILEYS, D.D.S.
                                 ------------------------------------------
                                 STEVEN J. BAILEYS, D.D.S.,
                                 Chairman, President and
                                 Chief Executive Officer



                              By /s/ THOMAS C. TEKULVE
                                 ------------------------------------------
                                 THOMAS C. TEKULVE,
                                 Vice President and Chief Financial Officer