Form 10-Q
period 1996-06-30
SAFEGUARD HEALTH ENTERPRISES INC
filed 1996-08-14
CIK 727303

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               --------   --------

                        Commission file number   0-12050

                       SAFEGUARD HEALTH ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)



          DELAWARE                                 52-1528581
(State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation)

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

The number of shares outstanding of registrant's common stock, par value $.01 per share, at June 30, 1996, was 4,708,999 shares (not including 3,274,788 shares of common stock held in treasury).

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996

                         INFORMATION INCLUDED IN REPORT


                                                                 Page
                                                                 ----
Part I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                Consolidated Statements of Financial Position    3

                Consolidated Statements of Income                4

                Consolidated Statements of Cash Flows            5

                Notes to Consolidated Financial Statements       6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    7

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      9

Item 4.   Submission of Matters to a Vote of Security Holders    9

Item 5.   Other Information                                     10

SIGNATURES                                                      11


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                       (000's omitted, except share data)

                                                                                 June 30,     December 31,
                                                                                   1996           1995
                                                                                -----------   -------------
                                                                                (Unaudited)
ASSETS

Current assets:
   Cash                                                                           $      6        $    506
   Investment securities available sale, at estimated fair value                     8,924          14,038
   Investment securities held to maturity, at cost                                   3,583             202

   Accounts and notes receivable, net of allowances of
      $209 in 1996 and $260 in 1995                                                  5,468           4,344
   Income taxes receivable                                                               -              45
   Prepaid expenses and other                                                        1,295           1,181
   Deferred income taxes                                                               262             262
                                                                                  --------        --------
               Total current assets                                                 19,538          20,578
                                                                                  --------        --------

   Property and equipment, net                                                      14,341          13,055
   Investment securities held to maturity, at cost                                   4,327           4,073
   Other assets                                                                        231             226
   Intangibles, net of accumulated amortization of
      $1,429 in 1996 and $1,384 in 1995                                                573             411
                                                                                  --------        --------
               Total assets                                                       $ 39,010        $ 38,343
                                                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                          $  2,325        $  3,683
   Reserves for incurred but not reported claims                                     1,353           2,063
   Income taxes payable                                                                781               -
   Deferred revenue                                                                    302             195
                                                                                  --------        --------
              Total current liabilities                                              4,761           5,941
                                                                                  --------        --------

Deferred income taxes                                                                  519             473

Stockholders' equity
   Common stock $.01 par value; 30,000,000 shares authorized;
     4,709,000 and 4,695,000 shares outstanding, stated at                          21,134          21,092
     Preferred stock - $.01 par value; 1,000,000 shares authorized;
     0 shares outstanding                                                                -               -
   Retained earnings                                                                30,800          29,113
   Net unrealized loss on investment securities available for sale                     (81)           (153)
   Treasury stock, at cost                                                         (18,123)        (18,123)
                                                                                  --------        --------
              Total stockholders' equity                                            33,730          31,929
                                                                                  --------        --------
              Total liabilities and stockholders' equity                          $ 39,010        $ 38,343
                                                                                  ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (000's omitted, except per share data)

                                           Three months ended   Six months ended
                                                June 30              June 30
                                           ------------------   -----------------
                                             1996      1995      1996      1995
                                           --------   -------   -------   -------
Health care revenues                        $22,375   $20,042   $44,276   $39,465
                                            -------   -------   -------   -------

Expenses:
   Health care services                      17,576    16,142    35,011    31,614
   Selling, general and administrative        3,588     3,247     7,055     6,596
                                            -------   -------   -------   -------

               Total expenses                21,164    19,389    42,066    38,210
                                            -------   -------   -------   -------

Operating income                              1,211       653     2,210     1,255

Other income, net                               318       251       538       443
                                            -------   -------   -------   -------

Income before income taxes                    1,529       904     2,748     1,698

Provision for income taxes                      602       354     1,061       663
                                            -------   -------   -------   -------

Net income                                  $   927   $   550   $ 1,687   $ 1,035
                                            =======   =======   =======   =======

Net income per common share and common
 share equivalent:

Primary and fully diluted                   $   .19   $   .12   $   .34   $   .22
                                            =======   =======   =======   =======

Weighted average common shares and
 equivalents outstanding                      4,937     4,668     4,936     4,691
                                            =======   =======   =======   =======




          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's omitted)

                                                                                       Six months ended
                                                                                           June 30,
                                                                                     ------------------
                                                                                        1996       1995
                                                                                     -------    -------
Cash flows from operating activities:
   Net income                                                                        $ 1,687    $ 1,035
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Depreciation and amortization                                                         911        776
   Deferred income taxes (benefit)                                                        46        (35)
   Changes in assets and liabilities:
               Accounts receivable, net                                               (1,124)      (280)
               Income taxes receivable                                                    45        255
               Prepaid expenses and other                                               (114)        65
               Accounts payable and accrued expenses                                  (1,358)     1,294
               Reserves for incurred but not reported claims                            (710)       104
               Income taxes payable                                                      781        126
               Deferred revenue                                                          107         41
                                                                                     -------    -------
                    Net cash provided by operating activities                            271      3,381
                                                                                     -------    -------
Cash flows from investing activities:
   Purchase of investments available for sale                                         (8,485)    (1,598)
   Proceeds from sales/maturity of investments available for sale                      9,908      1,450
   Purchase of investments held to maturity                                           (4,040)    (1,305)
   Proceeds from maturity of investments held to maturity                              4,168        874
   Additions to property and equipment                                                (2,157)    (1,660)
   Other activity, net                                                                  (207)       (31)
                                                                                     -------    -------
                    Net cash provided by (used in) investing activities                 (813)    (2,270)
                                                                                     -------    -------
Cash flows from financing activities:
   Proceeds from exercise of stock options                                                42          -
                                                                                     -------    -------
                    Net cash provided by financing activities                             42          -
                                                                                     -------    -------

Net (decrease) increase in cash                                                         (500)     1,111
Cash at beginning of period                                                              506        503
                                                                                     -------    -------
Cash at end of period                                                                $     6    $ 1,614
                                                                                     =======    =======

         See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF REPORTING
- ---------------------------

The accompanying unaudited Consolidated Financial Statements of Safeguard Health Enterprises, Inc. and subsidiaries (the "Company") for the quarter ended June 30, 1996, have been prepared in accordance with generally accepted accounting principles applicable to interim periods, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. This information should be read in conjunction with the Consolidated Financial Statements and Notes including Significant Accounting Policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Management believes that the disclosures herein are adequate to make the information presented not misleading.


NOTE 2:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE
- ----------------------------------------------------

Since October 1986, the Company's Board of Directors has, at various times, authorized the repurchase of up to 4,510,888 shares of its common stock through open market or private transactions. As of June 30, 1996, a total of 3,819,088 shares had been acquired at an average cost of $5.54 per share. All shares acquired prior to August 24, 1987, have been retired as required by California law. All shares acquired after the August 24, 1987 reincorporation in Delaware are being held as treasury stock. Earnings per share for the periods ended June 30, 1996 and 1995 were computed by dividing net income by 4,935,890 and 4,691,279 shares, respectively, which was the weighted average number of outstanding common shares and common share equivalents (stock options) during the respective periods.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the attached consolidated financial statements and notes thereto.

                                                 1996 versus 1995
                                                 Six months ended
                                                    June 30,
                                           ---------------------------
                                               Increase/       Percent
                                               (Decrease)       Change
Results of operations (000's omitted)
- ----------------------------------------------------------------------
Health Care Revenues
   Managed care revenues                             $  511        1.4
   Indemnity revenues                                 4,300      193.2
                                                     ------      -----

Total Health Care Revenues                           $4,811       12.2
- ----------------------------------------------------------------------
Health Care Expenses
   Managed care expenses                             $    0          0
   Indemnity expenses                                 3,397      178.3
                                                     ------      -----

Total Health Care Expenses                           $3,397       10.7
- ----------------------------------------------------------------------
Total Selling, General and                           $  459        7.0
 Administrative Expenses
- ----------------------------------------------------------------------

Other Income, Net                                    $   95       21.4
- ----------------------------------------------------------------------

Net Income                                           $  652       63.0
- ----------------------------------------------------------------------

1996 Versus 1995
- ----------------

Health care revenues grew to a six month record of $44,286, a 12.2% change on a 65,000 membership increase over the corresponding period in the prior year. This membership change represented an increase of 8.7%, for a total membership of 808,000. Increases in revenue and membership was primarily due to growth in the Company's indemnity insurance subsidiary. Increases also resulted from sales to new small and mid-size clients and price increases to renewing clients. Revenue in the Company's dental office subsidiary remained essentially unchanged.

Health care expenses increased primarily due to increased indemnity benefits paid, which are related to increased premium revenue. Management continued selected purging of less profitable clients based on actuarial reviews of plan designs and utilization. Selling expenses increased primarily due to higher costs in the distribution of the Company's products through insurance related sources and increased sales and marketing staff expenses. These increases were offset somewhat by a much lower growth in general and administrative expenses due to increased operating efficiencies on an increased revenue base. Health care expenses within the Company's dental office subsidiary remained essentially the same. Other income increased due to a higher effective rate of return on the Company's investments. Net income increased due to the above factors.

Business Segment Information
- ----------------------------

The Company is engaged primarily in two distinct businesses; the operation of managed care dental programs and the operation of dental indemnity insurance programs.

                                                            1996 versus 1995
                                                            Six months ended
                                                                June 30,
                                           ---------------------------------------------------
- ----------------------------------------    1996      Percent of       1995        Percent of
Results of operations (000's omitted)      Amount        Revenue       Amount        Revenue
- ----------------------------------------------------------------------------------------------
Health Care Revenues
   Managed care revenues                   $37,750        85.3         $37,239         94.4
   Indemnity revenues                        6,526        14.7           2,226          5.6
                                           -------       -----         -------        -----
Total Health Care Revenues                 $44,276       100.0         $39,465        100.0
- ----------------------------------------------------------------------------------------------
Health Care Expenses
   Managed care expenses                   $29,709        78.7         $29,709         79.8
   Indemnity expenses                        5,302        81.2           1,905         85.6
                                           -------       -----         -------        -----
Total Health Care Expenses                 $35,011       79.1          $31,614         80.1
- ----------------------------------------------------------------------------------------------
Total Selling, General and
 Administrative Expenses                   $ 7,055       15.9          $ 6,596         16.7
- ----------------------------------------------------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

The Company's business has not been capital intensive. The Company's operational cash requirements have been met principally from operating cash flow and this is expected to continue.

At June 30, 1996, the current ratio was 4.1 to 1.0. The Company's net worth was $33.7 million compared to $28.7 million a year earlier. The Company had $16.8 million of cash and investments as of June 30, 1996 compared to $17.0 million a year earlier. The Company believes that income from operations, together with the existing cash and investments on hand, and other available sources of financing, should be adequate to meet operating capital needs for the foreseeable future.

Impact of Inflation
- -------------------

Management believes that the Company's operations are not materially affected by inflation. The Company believes that a majority of its costs are capitated or fixed in nature and are directly related to membership levels, and therefore related to premium levels.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
- --------------------------------------------------------------------------------

The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations concerning any future premium pricing levels, future dental health care expense levels, the Company's ability to control health care, selling, general and administrative expenses, and all other statements that are not historical facts, are forward looking statements. Actual results may differ materially from those projected in the forward looking statements, if any, which statements involve risks and uncertainties. The Company's ability to expand is affected by competition not only in benefit program choices, but also the number of dental plan competitors in the markets in which the Company operates. Certain large employer groups and other purchasers of commercial dental health care services, continue to demand minimal premium rate increases, while limiting the number of choices offered to employees. In addition, securing cost effective contracts with dentists may become more difficult in part due to the increased competition among dental plans for dentist contracts. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs, while providing members with quality dental care. Factors such as levels of utilization of dental health care services, new technologies, specialists costs, and numerous other external influences may effect the Company's operating results. The Company's expectations for the future are based on current information and evaluation of external influences. Changes in any one factor could materially impact the Company's expectations relating to premium rates, benefit plans offered, membership growth, the percentage of health care expenses, and as a result, profitability and therefore, effect the forward looking statements which may be included in these reports. In addition, past financial performance is not necessarily a reliable indicator of future performance. An investor should not use historical performance alone to anticipate future results or future period trends.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is a defendant in litigation arising in the normal course of business. In the opinion of management, the defense costs and/or ultimate outcome of such litigation is covered by insurance or will not have material effect on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on May 22, 1996, at the Company's Executive Offices in Anaheim, California. The following matters were addressed at the meeting:

          1.   ELECTION OF DIRECTORS

          Steven J. Baileys, D.D.S., and George H. Stevens were duly elected to the Board of Directors as Class III Directors at the Annual Meeting for a three (3) year term. Ronald I. Brendzel, J.D., William E. McKenna, Michael M. Mann, Ph.D., and Bradford M. Boyd, D.D.S., are directors whose terms of office continued after the Annual Meeting.

          The votes of holders of 4,376,627 shares of the Company's common stock were cast "FOR" the election of the two directors of the Company, and the votes of holders of 293,500 shares of common stock were cast to "WITHHOLD" the election of the two directors of the Company. The votes "FOR" represents approximately 94% of all shares of common stock outstanding and entitled to vote at the Annual Meeting, and of all shares voting at the Annual Meeting, respectively.

          2. PROPOSAL TO AMEND THE COMPANY'S CERTIFICATE OF INCORPORATION REGARDING WHO MAY CALL A SPECIAL MEETING OF STOCKHOLDERS.

          This Proposal sought approval of an Amendment to the Company's Certificate of Incorporation which would have eliminated the ability of holders of not less than 10% of the Corporation's outstanding voting securities to call a special meeting of Stockholders. The Company's current Certificate of Incorporation provides that special meetings of Stockholders of the Company may be called at any time by the Chairman, by an Executive Committee, if any, or by holders of not less that 10% of the Corporation's outstanding voting securities. An affirmative vote of at least 66 2/3% of the outstanding shares of common stock entitled to vote at the Annual Meeting, was required to approve this Proposal.

          The votes of the holders of 2,838,478 shares of common stock were cast "FOR" the Proposal to amend the Company's Certificate of Incorporation regarding who may call a special meeting of the Stockholders, the votes of holders of 1,500,191 shares of common stock were cast "AGAINST," and the holders of 201 shares of common stock "ABSTAINED" from voting. The votes "FOR" represents 60.3% of all shares of common stock outstanding and entitled to vote at the Annual Meeting, and 65.4% of all shares voting at the Annual Meeting, respectively. As a result, the Proposal to approve an Amendment to the Company's Certificate of Incorporation regarding who may call a special meeting of the Stockholders, did not pass.

          3. PROPOSAL TO AMEND THE COMPANY'S CERTIFICATE OF INCORPORATION REGARDING STOCKHOLDER APPROVAL OF AN AMENDMENT TO THE COMPANY'S CERTIFICATE OF INCORPORATION TO INCREASE THE VOTE REQUIRED TO OBTAIN STOCKHOLDER APPROVAL OF ANY MERGER OR SALE OF THE COMPANY.

          This Proposal provided for a new article which would require an affirmative vote of not less than 66 2/3% of the outstanding voting stock of the Company, for the approval or authorization of any merger or consolidation of the Company, or for the sale, lease, exchange, or other disposition of all, or substantially all of the assets of the Company, to any other corporation, person, or other entity. This provision, however, would not be applicable in the event that the Company's Board of Directors approved a proposed transaction in a resolution adopted by at least 80% of the members of the Board of Directors. An affirmative vote of the majority of the outstanding shares of common stock of the Company entitled to vote at the Annual Meeting, was required to approve this Proposal.

          The votes of holders of 2,481,405 shares of common stock were cast "FOR" the Proposal to Amend the Company's Certificate of Incorporation regarding stockholder approval, the votes of holders of 1,477,034 shares of common stock were cast "AGAINST" and the holders of 101 shares of common stock "ABSTAINED" from voting. The votes "FOR" represents 52.7% of all shares of common stock outstanding and entitled to vote at the Annual Meeting, and 62.7% of all shares voting at the Annual Meeting, respectively. The vote in favor of an Amendment to the Company's Certificate of Incorporation regarding stockholder approval constituted a majority of the shares of common stock voted for this Proposal, which therefore was approved.

ITEM 5.   OTHER INFORMATION

          On July 11, 1996, the Company announced a major expansion with the signing of a letter of intent to acquire all the issued and outstanding shares of First American Dental Benefits, Inc., dba American Dental Corporation, a privately held dental managed care company based in Dallas, Texas, and an affiliated marketing entity.

          The acquisition is expected to be completed within 45 days of the announcement date. It is anticipated that the acquisition will add approximately 200,000 members to the Company's existing 808,000 member base. The cash transaction is subject to the satisfaction of certain conditions, including negotiation and execution of a definitive purchase agreement. Terms were not disclosed.

          A subsequent filing of a Form 8-K will be provided to the Securities and Exchange Commission upon execution of the definitive purchase agreement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on the 12th of August, 1996.

                                    SAFEGUARD HEALTH ENTERPRISES, INC.

                                    By: /s/ STEVEN J. BAILEYS, D.D.S.
                                        -----------------------------
                                        STEVEN J. BAILEYS, D.D.S.,
                                        Chairman , President and
                                        Chief Executive Officer


                                    By: /s/ THOMAS C. TEKULVE
                                        ---------------------
                                        THOMAS C. TEKULVE,
                                        Vice President and Chief Financial
                                        Officer