Form 10-Q
period 1996-09-30
SAFEGUARD HEALTH ENTERPRISES INC
filed 1996-11-20
CIK 727303

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                              Yes  X    No
                                 ------   ------

The number of shares outstanding of registrant's common stock, par value $.01 per share, at September 30, 1996, was 4,714,999 shares (not including 3,274,788 shares of common stock held in treasury).

                      SAFEGUARD HEALTH ENTERPRISES, INC.
                               AND SUBSIDIARIES

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                        INFORMATION INCLUDED IN REPORT


                                                                                                    Page
                                                                                                    ----
Part I.       FINANCIAL INFORMATION
Item 1.       Consolidated Financial Statements                                                        3

                Consolidated Statements of Financial Position                                          3

                Consolidated Statements of Income                                                      4

                Consolidated Statements of Cash Flows                                                  5

                Notes to Consolidated Financial Statements                                             6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations    8

Part II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                       10

Item 6.       Exhibits and Reports on Form 8-K                                                        10

SIGNATURES                                                                                            11

PART I.  FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                      SAFEGUARD HEALTH ENTERPRISES, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (000'S OMITTED, EXCEPT SHARE DATA)

                                           September 30,    December 31,
                                                1996            1995
                                           --------------   -------------
                                            (Unaudited)
ASSETS
Current assets:
   Cash                                     $         239    $        506
   Investment securities available for
    sale, at estimated fair value                   8,989          14,038
   Investment securities held to
    maturity, at cost                                 207             202
   Accounts and notes receivable, net
    of allowances of
       $394 in 1996 and $260 in 1995                4,119           3,258
   Income taxes receivable                             -              45
   Prepaid expenses and other                         515             519
   Deferred income taxes                              262             262
   Net assets of discontinued operations            2,901           1,748
                                           --------------   -------------
               Total current assets                17,232          20,578
                                           --------------   -------------
   Property and equipment, net                     14,918          13,055
   Investment securities held to
    maturity, at cost                               5,410           4,073
   Notes receivable - long-term                     2,000               -
   Other assets                                       229             226
   Intangibles, net of accumulated
    amortization of
      $1,471 in 1996 and $1,384 in 1995               474             411
   Goodwill                                        21,494               -
   Covenant not to compete                          3,576               -
                                           --------------   -------------
               Total assets                $       65,333   $      38,343
                                           ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt       $        2,442   $          -
   Accounts payable and accrued expenses            4,215           3,683
   Reserves for incurred but not
    reported claims                                 1,742           2,063
   Income taxes payable                               404              -
   Deferred revenue                                   127             195
                                           --------------   -------------
              Total current liabilities             8,930           5,941
                                           --------------   -------------
Long-term debt                                     20,134              -
Deferred income taxes                               1,264             473
Stockholders' equity
   Common stock $.01 par value;
    30,000,000 shares authorized;
    4,715,000 and 4,695,000 shares
    outstanding, stated at                         21,303          21,092
      Preferred stock - $.01 par value;
       1,000,000 shares authorized;
       0 shares outstanding                            -               -
   Retained earnings                               31,916          29,113
   Net unrealized loss on investment
    securities available for sale                     (91)           (153)
   Treasury stock, at cost                        (18,123)        (18,123)
                                           --------------   -------------
               Total stockholders'                 35,005          31,929
                equity                     --------------   -------------
               Total liabilities and       $       65,333   $      38,343
                stockholders' equity       ==============   =============

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (000's omitted, except per share data)


                                            Three months ended     Nine months ended
                                               September 30          September 30
                                           --------------------   -------------------

                                             1996        1995       1996       1995
                                           ---------   --------   --------   --------

Health care revenues                        $19,543    $17,383    $57,122    $49,359
                                            -------    -------    -------    -------

Expenses:
   Health care services                      14,176     12,752     42,474     36,145
   Selling, general and administrative        3,869      3,476     10,924     10,072
                                            -------    -------    -------    -------

               Total expenses                18,045     16,228     53,398     46,217
                                            -------    -------    -------    -------

Operating income                              1,498      1,155      3,724      3,142

Other income, net                               170        403        708        846
                                            -------    -------    -------    -------

Income before income taxes                    1,668      1,558      4,432      3,988

Provision for income taxes                      651        561      1,718      1,510
                                            -------    -------    -------    -------

Income from continuing operations             1,017        997      2,714      2,478
                                            -------    -------    -------    -------

Discontinued operations, net of tax:
   Income (loss) from dental operations
    to be disposed of (net of income tax
      benefits of $643 and $649 in 1996
      and $222 and $507 in 1995)             (1,030)      (348)    (1,040)      (794)

   Gain on disposal of dental practices
    (net of income taxes of $721)             1,129          -      1,129          -
                                            -------    -------    -------    -------

      Income (loss) from discontinued
       operations                                99       (348)        89       (794)
                                            -------    -------    -------    -------

                Net income                  $ 1,116    $   649    $ 2,803    $ 1,684
                                            =======    =======    =======    =======

Earnings per share:
   Primary and fully diluted
      Income from continuing operations     $  0.21    $  0.21    $  0.55    $  0.52

      Income (loss) from discontinued
       operations                              0.02      (0.07)      0.02      (0.17)
                                            -------    -------    -------    -------

                 Net income                 $  0.23    $  0.14    $  0.57    $  0.35
                                            =======    =======    =======    =======

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's omitted)


                                             Nine months ended
                                              September 30,
                                           -------------------

                                             1996        1995
                                           --------    -------
Cash flows from operating activities:
   Net income                              $  2,803    $ 1,684
   Adjustments to reconcile net income
    to net cash provided
      by operating activities:
   Depreciation and amortization              1,458      1,194
   Deferred income taxes                        791        123
   Gain on sale of dental offices            (1,850)         -
   Changes in assets and liabilities:
               Accounts receivable, net      (2,014)    (1,318)
               Income taxes receivable           45        255
               Prepaid expenses and
                other                             4        199
               Current portion of
                long-term debt                2,442          -
               Accounts payable and
                accrued expenses                532        217
               Reserves for incurred
                but not reported claims        (321)       224
               Income taxes payable             404        170
               Deferred revenue                 (68)      (150)
                                           --------    -------
                    Net cash provided
                     by operating
                     activities               4,226      2,598
                                           --------    -------
Cash flows from investing activities:
   Purchase of investments available
    for sale                                (9,160)    (3,508)
   Proceeds from sales/maturity of
    investments available for sale          12,488      2,652
   Purchase of investments held to
    maturity                                (7,771)    (1,458)
   Proceeds from maturity of
    investments held to maturity             8,211        874
   Additions to property and equipment       (3,394)    (2,431)
   Purchase of goodwill                     (21,494)         -
   Purchase of covenant not to compete       (3,576)         -
   Other activity, net                         (142)       (43)
                                           --------    -------
                    Net cash provided
                     by (used in)
                     investing
                     activities             (24,838)    (3,914)
                                           --------
Cash flows from financing activities:
   Proceeds from exercise of stock              211        819
    options
   Proceeds from long-term debt              20,134          -
                                           --------    -------
                    Net cash provided
                     by financing
                     activities              20,345        819
                                           --------    -------
Net decrease in cash                           (267)      (497)
Cash at beginning of period                     506        503
                                           --------    -------
Cash at end of period                      $    239    $     6
                                           ========    =======


          See accompanying Notes to Consolidated Financial Statements.

                      SAFEGUARD HEALTH ENTERPRISES, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF REPORTING
---------------------------

The accompanying unaudited Consolidated Financial Statements of Safeguard Health Enterprises, Inc. and subsidiaries (the "Company") for the quarter ended September 30, 1996, have been prepared in accordance with generally accepted accounting principles applicable to interim periods, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. This information should be read in conjunction with the Consolidated Financial Statements and Notes including Significant Accounting Policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Management believes that the disclosures herein are adequate to make the information presented not misleading.

As described in Note 4 herein, the Operating Results for the Quarter ended September 30, 1996 and the year ended December 31, 1995, have been restated to reflect the effect of the discontinued operation of the General Practices. Effective September 27, 1996, the Company completed the acquisition of all of the outstanding shares of First American Dental Benefits, Inc., dba American Dental Corporation ("First American"), a privately held managed dental care company based in Dallas, Texas, and a related marketing entity for total consideration of approximately $23.5 million, consisting of cash and bank debt. First American provides managed dental care services to approximately 175,000 members in the State of Texas, through a network of approximately 490 dental care providers.

The acquisition was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess cost over fair market value of net assets acquired of $21.5 million which is being amortized over 40 years. There is no impact on the results of operations during the nine months ended September 30, 1996, however the acquisition was included as part of the Company's consolidated financial statements, as applicable.

Unaudited pro forma results of operations of the Company for the nine months ended September 30, 1996, and the year ended December 31, 1995, are included below. Such pro forma presentation, in millions, has been prepared assuming that the acquisitions had occurred as of January 1, of each period.


                                           Nine Months Ended       Year Ended
                                           September 30, 1996   December 31, 1995
                                           ------------------   -----------------

Revenues                                              $65,037             $79,826
Net income from continuing operations                   2,035               3,066
Net income from continuing operations
 per common share                                         .41                 .65
Net income per common share                               .43                 .48

The pro forma results include the historical accounts of the Company, and historical accounts of the acquired businesses and pro forma adjustments, as may be required, including the amortization of the excess purchase price over the fair value of the net assets acquired, the amortization for the noncompete agreements entered into by the former owners of First American, and the applicable income tax effects of these adjustments. The 1996 pro forma results include the effect of audit adjustments recorded subsequent to the purchase of First American by the Company. Substantially all of the adjustments are one-time in nature and Management anticipates that the acquisition will be accretive to net income for 1997. Such audit adjustments will be applied to the applicable holdback funds maintained by the Company in connection with its acquisition. The pro forma results of operations are not necessarily indicative of actual results which may have occurred had the operations of the acquired companies been combined in prior periods.

Note 2:  Stockholders' Equity and Earnings Per Share
----------------------------------------------------

Since October 1986, the Company's Board of Directors has, at various times, authorized the repurchase of up to 4,510,888 shares of its common stock through open market or private transactions. As of September 30, 1996, a total of 3,819,088 shares had been acquired at an average cost of $5.54 per share. All shares acquired prior to August 24, 1987, have been retired as required by California law. All shares acquired after the August 24, 1987 reincorporation in Delaware are being held as treasury stock. Earnings per share for the periods ended September 30, 1996 and 1995 were computed by dividing net income by 4,958,456 and 4,777,262 shares, respectively, which was the weighted average number of outstanding common shares and common share equivalents (stock options) during the respective periods.

Note 3:  Recent Accounting Pronouncements
-----------------------------------------

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

Note 4.  Operating Results For the Quarter Ended December 30, 1996 and the year
-------------------------------------------------------------------------------
ended December 31, 1995
-----------------------

On October 21, 1996, the Company implemented a strategic plan to sell all of the general dental practice owned by the Company ("General Practices"). Two of the General Practices were sold during the third quarter. The Company anticipates that the remaining General Practices should be sold by September 30, 1997.

One of the General Practices that was sold during the third quarter, was sold to Boyd Professional Dental Corporation, a California corporation ("Boyd Corporation"). Steven J. Baileys, D.D.S., an Officer and Director of the Company and Bradford M. Boyd, D.D.S., a Director of the Company are the owners of Boyd Corporation. The sale of such General Practice to Boyd Corporation was unanimously approved by the Disinterested and Independent Members of the Board of Directors of the Company, after a review by such Disinterested and Independent Directors found the transaction to be fair to all parties involved.

The assets of the General Practices to be sold, pursuant to the Company's plan, consist primarily of accounts receivable and supply inventories. Each General Practice sold will also enter into a long-term contract with the Company's newly formed practice management subsidiary, whereby the Company will provide ongoing services to support the dentists in the operation of their practices, including marketing and administrative support. The Company will retain the orthodontic practice in each of the General Practices, and intends to operate the orthodontic practice in the other dental offices as they are sold.

The Company projects a substantial gain on the disposal of the discontinued operations, more than offsetting the net assets to be disposed of, as well as any expected operating losses of the General Practices during the phase-out period from October 1, 1996 through September 30, 1997. Due to the estimated gain on the sale of these offices, actual gains will be recorded at the time of such sales.

Operating results of the General Practices for the nine months ended September 30, 1996, are shown separately in the accompanying income statement, under the term "Discontinued Operations". The income statement for 1995 has been restated and operating results of the General Practices are also shown separately.

Net sales of the General Practices for the nine months ended September 30, 1995 and 1996, were $10,094 and $8,703, respectively. These amounts are not included in the net sales in the accompanying income statements.

Assets and liabilities of the General Practices, shown at their book values, to be disposed of consisted of the following:

                                    September 30, 1996   December 31, 1995
                                    ------------------   -----------------
Accounts Receivable                       $2,239              $1,086
Supplies Inventories                         662                 662
                                          ------              ------
            Total Assets                  $2,901              $1,748

Net assets to be disposed of, at their book values, have been separately classified in the accompanying balance sheet at September 30, 1996. The December 31, 1995 balance sheet has been restated to conform with the current year's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the attached consolidated financial statements and notes thereto.

                                                     1996 versus 1995
                                                     Nine months ended
                                                       September 30,
                                           -------------------------------------
                                              Increase/             Percent
Results of operations (000's omitted)         (Decrease)            Change
--------------------------------------------------------------------------------
Health Care Revenues
   Managed care revenues                       $6,740                 15.3
   Indemnity revenues                             404                 88.2
   Orthodontic revenues                           619                 12.8
                                               ------                -----

Total Health Care Revenues                     $7,763                 15.7
--------------------------------------------------------------------------------
Health Care Expenses
   Managed care expenses                       $5,443                 16.8
   Indemnity expenses                             405                113.4
   Orthodontic expenses                           481                 14.5
                                               ------                -----

Total Health Care Expenses                     $6,329                 17.5
--------------------------------------------------------------------------------
Total Selling, General and                     $  852                  8.5
 Administrative Expenses

--------------------------------------------------------------------------------
Other Income, Net                              $ (138)               (16.3)

--------------------------------------------------------------------------------
Net Income                                     $1,119                 66.4
--------------------------------------------------------------------------------

1996 Versus 1995
----------------

After restating the Company's financial statements to reflect the discontinuation of the Company's dental practices (see Note 4 of the Consolidated Financial Statements), the Company's revenues for the nine months ended September 30, 1996, were $57,122, or a 15.7% increase on a 7.6% membership increase over the corresponding period a year ago. This increase excluded the membership increase due to the acquisition of First American completed on September 27, 1996. These increases were a result from sales to new small and mid-size clients and moderate price increases to renewing clients. The increases in revenue also resulted from the growth in the Company's indemnity revenues of 88.2% over the comparable period a year ago.

Health care expenses for the nine months increased 17.5% primarily due to the increased indemnity and preferred provider organization benefits paid and incurred. These costs are directly related to increased premium revenue. Management continued the selected purging of less profitable clients based on actuarial reviews of plan designs and utilization. Overall selling, general and administrative cots grew at 8.5% for the nine months, approximately half the rate of revenue increases, bringing these costs to 19.1% of health care revenue compared to 20.4% for the same period in 1995. Other income decreased due to lower balances in investment securities as a result of the purchase of the outstanding stock of First American, and other capital expenditures. Net income increased due to the above factors.

Business Segment Information
----------------------------

The Company is engaged primarily in three distinct businesses; the operation of managed care dental programs, the operation of dental indemnity insurance programs, and the operation of orthodontic practices.

                                                              1996 versus 1995
                                                               Nine months ended
                                                                 September 30
                                          ----------------------------------------------------
                                              1996       Percent of       1995      Percent of
Results of operations (000's omitted)        Amount        Revenue       Amount       Revenue
----------------------------------------------------------------------------------------------
Health Care Revenues
----------------------------------------------------------------------------------------------
 Managed care revenues                     $50,813         89.0          $44,073       89.3
 Indemnity revenues                            862          1.5              458        0.9
 Orthodontic revenues                        5,447          9.5            4,828        9.8
                                           -------      -------          -------    -------
Total Health Care Revenues                 $57,122        100.0          $49,359      100.0
----------------------------------------------------------------------------------------------
Health Care Expenses
 Managed care expenses                     $37,917         74.6          $32,474       73.7
 Indemnity expenses                            762         88.4              357       77.9
 Orthodontic revenues                        3,795         69.7            3,314       68.6
                                           -------      -------          -------    -------
Total Health Care Expenses                 $42,474         74.4          $36,145       73.2
----------------------------------------------------------------------------------------------
Total Selling, General and
 Administrative Expenses                   $10,924         19.1          $10,072       20.4
----------------------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Company's business has not been capital intensive. The Company's operational cash requirements have been met principally from operating cash flow and this is expected to continue.

At September 30, 1996, the current ratio was 1.93 to 1.00. The Company's net worth was $35.0 million compared to $31.9 million a year earlier. The Company had $14.8 million of cash and investments as of September 30, 1996 compared to $16.3 million a year earlier. The Company also established a $30 million bank loan during the period ended September 30, 1996, of which $19 million was used to fund the acquisition of First American. The Company believes that income from operations, together with the existing cash and investments on hand, its bank loan, and other available sources of financing, should be adequate to meet operating capital needs for the foreseeable future.

Impact of Inflation
-------------------

Management believes that the Company's operations are not materially affected by inflation. The Company believes that a majority of its costs are capitated or fixed in nature and are directly related to membership levels, and therefore related to premium levels.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (b)  Reports on Form 8-K

                Reports on Form 8-K were filed with the Securities and Exchange Commission on August 26, 1996 and October 9, 1996, respectively. The Reports on Form 8-K mentioned in this Item 6, are hereby incorporated herein to this Quarterly Report on Form 10Q for the period ended September 30, 1996, as if set forth in full herein.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on the 19th of November, 1996.


                             SAFEGUARD HEALTH ENTERPRISES, INC.


                             By: /s/ STEVEN J. BAILEYS, D.D.S.
                                 ------------------------------------------
                                 STEVEN J. BAILEYS, D.D.S.,
                                 Chairman, President and
                                 Chief Executive Officer


                             By: /s/ THOMAS C. TEKULVE
                                 ------------------------------------------
                                 THOMAS C. TEKULVE,
                                 Vice President and Chief Financial Officer