Form 10-Q/A
period 1996-09-30
SAFEGUARD HEALTH ENTERPRISES INC
filed 1996-11-20
CIK 727303

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on the 20th of November, 1996.


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