Form 10-K405
period 1996-12-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 1997-03-31
CIK 727303

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________
                                   FORM 10-K

                                 ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996       Commission File Number 0-12050
                                _______________
                       SAFEGUARD HEALTH ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                            52-1528581
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification Number)

                            505 North Euclid Street
                                 P.O. Box 3210
                        Anaheim, California  92803-3210
                  (Address of principal offices)  (Zip Code)

      Registrant's telephone number, including area code:  (714) 778-1005
      Fax telephone number, including area code:           (714) 758-4383
                                _______________

               Securities registered to Section 12(b) of the Act:
                                      None

               Securities registered to Section 12(g) of the Act:
                         Common Stock, $0.01 par value
                        NASDAQ - National Market System
                       (Name of exchange on which listed)
                                _______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1997, was $48,985,350.

The number of shares outstanding of the registrant's $0.01 par value common stock as of March 26, 1997, was 4,716,832 (not including 3,274,788 shares held in treasury).
                                ______________

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant's Proxy Statement for the next Annual Meeting of Stockholders, to be held on May 22, 1997.
_______________________________________________________________________________

                      SAFEGUARD HEALTH ENTERPRISES, INC.

                        1996 ANNUAL REPORT ON FORM 10-K


                               TABLE OF CONTENTS



                                                                                                         Page
PART 1

  Item  1.   Business..................................................................................    1
  Item  2.   Properties................................................................................   19
  Item  3.   Legal Proceedings.........................................................................   19
  Item  4.   Submission of Matters to a Vote of Security Holders.......................................   19

PART II

  Item  5.   Market for the Registrant's Common Stock and Related Stockholder Matters.................... 20
  Item  6.   Selected Financial Data..................................................................... 24
  Item  7.   Management's Discussion and Analysis of Financial Condition and Results of Operations....... 25
  Item  8.   Financial Statements and Supplementary Data................................................. 28
  Item  9.   Changes in and Disagreements With Independent Accountants on Accounting
              and Financial Disclosure................................................................... 28

PART III

  Item 10.   Directors and Executive Officers of the Registrant.......................................... 29*
  Item 11.   Executive Compensation...................................................................... 29*
  Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................. 29*
  Item 13.   Certain Relationships and Related Transactions.............................................. 29*


PART IV

  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................. 30
  Signatures ............................................................................................ 30



                     _____________________________________



  * Incorporated by reference from the 1997 Proxy Statement for the Company's Annual Meeting of Stockholders, scheduled for May 22, 1997.

                                      (i)

                                     PART I

ITEM 1.  BUSINESS

In addition to historical information, the description of business below includes certain forward-looking statements, including those related to the Company's growth and strategies, future operating results and financial position as well as economic and market events and trends. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of various factors, including competition, changes in health care regulations, levels of utilization of dental care services, new technologies, rising dental care costs and other risks and uncertainties as described below under "RISK FACTORS." The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

(a)  GENERAL DEVELOPMENT OF BUSINESS.

SafeGuard Health Enterprises, Inc. owns and operates one of the largest publicly traded managed dental care plans in the United States. The Company was founded in California in 1974 and since 1982 has expanded its operations into Arizona, Colorado, Illinois, Kansas, Missouri, Nevada, Ohio, Oklahoma, Oregon, Texas, Utah and Washington. The Company also has regulatory approval to operate similar managed dental care programs in Kentucky and is pursuing opportunities in other states. The Company also owns and operates a California based life and health indemnity insurance company primarily writing dental indemnity insurance which is licensed to transact insurance business in Arizona, California, Colorado, Illinois, Kansas, Maryland Missouri, Nevada, Ohio, Oregon, Texas and Wisconsin and is pursuing opportunities in other states.

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

As of December 31, 1996, the Company operated 27 Company-owned dental offices in California which operate under the name of Guards Dental, Inc. ("Guards"). Guard's dental offices are primarily for the purpose of supplementing, in geographical areas where needed, plan coverage provided by independent dental offices. Guards dental offices have been in operation since 1983. In 1996, the Company initiated a strategic plan to sell all of the General Dental Practices owned by the Company. See "DENTAL OFFICE OPERATIONS - COMPANY-OWNED DENTAL FACILITIES."

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

Employer-sponsored dental benefits are one of the most common employee welfare benefits. The National Association of Dental Plans ("NADP") estimates that approximately 125 million persons, representing approximately 48% of the total United States population, are covered by some form of dental benefit coverage at the end of 1995. The NADP estimates that managed care enrollment has grown from
7.8 million covered lives in 1992, to approximately 22 million covered lives by the end of 1995. This compares to over 50 million Americans who were enrolled in medical HMOs in 1995, according to the Group Health Association of America. The Company believes that the relatively high growth rate for managed dental care plans, is attributable to (i) the greater acceptance of managed care by employers and employees; (ii) the significant price advantage relative to traditional fully-insured open panel fee-for-service or reimbursement plans; (iii) the cost effectiveness to employers of managed dental care plans as an employee benefit; and (iv) the growing acceptance of managed care dental plans by dentists throughout the country, resulting in improved accessibility and convenience for members. At the end of 1995, members of managed dental benefit plans represent approximately 17% of the population with dental care coverage, and approximately 7% of the total United States population. As a result of these factors, the Company believes that there will continue to be significant growth opportunity in the managed dental benefits industry.

It has been the Company's experience that larger employers have been more likely to offer dental benefit coverage to their employees. Additionally, according to the 1995 Foster Higgins Survey of Employee Sponsored Health Plans, nationally, approximately 89% of employers with more than 500 employees offer some type of dental benefits to some or all employees, and approximately 79% of these employers have a stand-alone dental plan, distinct and separate from other health and welfare benefits offered to employees. By comparison, this survey reported that approximately 54% of employers that had less than 500 employees, offer dental benefits. About 62% of all employers who offer dental benefits have distinct stand-alone plans. It has been the Company's experience that many employers in the small to mid-size range, that do not offer dental benefits, are willing to consider offering a plan, initially in which the employee pays the full cost or substantially the full cost of such benefits through payroll deductions collected by the employer. Consequently, it is the Company's current intent to target its marketing efforts on the small to mid-size range of employers to help increase growth.

The managed dental care industry as a whole, is currently fragmented and characterized by participation of several large, national insurance companies and numerous independent organizations. As of December 31, 1995, the NADP estimated that there were over 150 managed dental care companies in the United States, with no dominant market leader.

The increase in the number of dentists nationally during the last two decades, has exceeded the rate of population growth. According to the American Dental Association ("ADA"), the number of practicing dentists in the United States has increased to approximately 151,000, while the rate per 100,000 population, has increased from 53 in 1980 to 60 in 1991. In addition, the dental delivery marketplace is highly fragmented with approximately 96% of all practicing dentists, working in a one or two-dentist office, according to the ADA. Also, according to a survey of dental practices published by Dental Economics in 1994, the median of staff and other costs that are part of total overhead expenses for practicing dentists were approximately 60% of the gross revenue of solo and group dental practices. The significant increase in the number of dentists as a proportion of the population, the fragmented dental delivery marketplace, the high proportion of overhead costs for dentists and an improved level of overall dental health in the country, has created a highly competitive environment among dentists, particularly in major metropolitan areas where it is believed that there is a greater than 25% vacancy rate in the average dentist's office. The Company believes that these factors have contributed to the increased willingness of qualified dentists to participate in managed care and preferred provider organization networks, such as those maintained by the Company, as dentists seek alternative methods to increase practice revenues.

Under a traditional fee-for-service indemnity plan, coverage is provided based on a reimbursement formula of the usual and customary charges submitted by the dentist. Compared to medical coverage, the average cost of dental services is lower and the utilization of services is more predictable. Unlike medical coverage, dental coverage generally does not cover catastrophic risks. Dental care is provided almost exclusively on an outpatient basis and, according to a 1990 ADA survey, over 81% of all dental services are performed by general dentists. Also, dental plans generally do not include coverage for hospitalization, typically the most expensive component of medical services.

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

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The Company operates in two industry segments, providing managed care dental benefits, and orthodontic services.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

GENERAL DESCRIPTION OF THE COMPANY

The Company contracts with large and medium sized governmental or private sector employers, and multiple employer trusts. In addition, over the last several years the Company has focused its marketing efforts on mid-sized and small employer groups, usually with less than 1,000 employees. At the end of 1996, dental care under the Company's managed care plans, is provided by a panel of approximately 4,200 independent dental offices (including 27 Company-owned dental offices) consisting of approximately 4,700 dentists.

As of December 31, 1996, the Company had contracts with approximately 5,000 employer clients providing benefits to approximately 983,000 members, representing a 29.2% increase in membership from 761,000 at December 31, 1995. This increase in membership resulted primarily from an acquisition made by the Company in September 1996, from the growth in new small and mid-size clients, an increase in the number of persons covered under indemnity insurance products offered by the Company's insurance subsidiary, and an increase in the number of members covered as a result of strategic relationships with other health care providers.

The Company's managed care contracts with its clients generally require the client to pay a monthly per capita fee that is usually fixed for a period of one to three years. The typical fee for a managed care program for an employee and his or her dependents varies depending on the level of dental benefits, dependent coverage and member co-payment requirements stipulated in the contract. Each employee or dependent member receives covered services from a dental office selected by the member or dependent which is on the Company's panel of providers, whereas the individual is ordinarily free to select any dentist under a traditional indemnity insurance program. The Company's managed care plans do not require the member to pay deductibles, file claim forms, or be subject to an annual dollar limitation on the amount of dental care for which they are eligible.

Under the Company's indemnity dental insurance programs, members are required to pay small deductibles and copayments which are traditionally higher than that which are required by the Company's managed care dental products. However, members may select any dentist of their choice for their dental care under these plans. The typical fee for an indemnity dental program for an employee and his or her dependents depends upon the level of dental benefits provided in the contract.

The Company also operates orthodontic practices at 31 dental offices owned or previously owned by the Company. As a result of the Company's decision in October 1996 to sell its general dental practices (the "General Practices"), the Company decided to retain its orthodontic practices in operation at many of the Company-owned dental offices. These orthodontic practices provide services to members of the Company's plans and non-plan members. Revenues from the Company's orthodontic practices represented 10.2% of the Company's total revenue in 1996 and increased 30.5% in 1996 over 1995.

PRODUCTS

Managed Dental Plans. The Company offers a variety of managed dental care plans under the name SafeGuard Health Plans(R), SafeGuard Dental Plans(TM) and First American Dental Benefits. The Company's managed dental care plans operate similarly in each state in which business is conducted. Under the Company's managed dental care plans, a premium is paid to the Company on behalf of the subscriber by the employer from the date the subscriber enrolls in the plan. A portion of this contribution is used by the Company to "prepay" for dental care for members through regular monthly capitation payment by the Company to a specific selected primary care dentist. The capitation rate does not vary with the nature or the extent of services utilized. In exchange for the capitation payments, the selected provider is obligated to provide all necessary dental services to plan members.

Members covered under the Company's managed dental care plans obtain certain basic dental procedures, such as examinations, x-rays, cleanings and fillings, at no additional charge, other than, in some cases, a small per office visit copayment. The plan's established copayments for more complicated procedures provided by the selected primary care dentist, such as root canals and crowns, vary in accordance with the complexity of the service and the level of benefits provided. The Company's managed dental care plans also cover services provided by specialists participating in the panel rather than the primary care dentists selected by the subscriber, including oral surgery, endodontics, periodontics, orthodontics, and pedodontics. The Company assumes responsibility under its managed dental care plans for such specialty care arrangements and is responsible for such payments, usually at a discounted fee-for-service basis.

Dual Choice Plans. The Company's products also include dual choice dental plans which allow subscribers to choose between a managed dental care plan and an indemnity dental insurance plan. The Company believes that its ability to offer dual choice plans is an important element of its business success because it enables the Company to offer prospective customers flexibility, particularly when there are potential subscribers outside the area served by the Company's managed dental care panel. Certain states, such as Nevada, require that managed dental care plans be offered only as part of a dual choice plan and other states may do so in the future. Dual choice plans are particularly effective as part of the Company's growth strategy in areas in which the Company's dental panel is less well developed and members may value the ability to choose non-panel dentists. The Company also believes that securing customers through dual choice arrangements provides an opportunity to cross sell managed dental care plans.

Preferred Provider Organizations. The Company's products also include a dental plan which provides for an increased level of benefits in the event a member utilizes a dentist participating on its Preferred Provider Organization ("PPO") panel. The level of benefits provided to members who select a PPO dentist is usually increased by at least 10% and usually provides for a waiver of annual deductibles required to be paid by plan members. In exchange, the dentist has contracted to provide dental benefits to plan members at a fee which is usually discounted by at least 30% off of the dentist's usual and customary fee or the Company's fee allowance, whichever is less. Additionally, the cost savings through reduced fees charged by PPO dentists are shared equally between the Company and the member. In the event the member utilizes a PPO dentist, the member also receives the same level of discount off of the provider's usual and customary fee, as applied to the member's coinsurance. The Company believes that its PPO is an excellent way to enter into new markets or areas that have been traditionally difficult areas to recruit dentists into a managed care plan, since the PPO acts as a traditional step for dentists between the traditional fee-for-service plans and the managed care plans offered by the Company.

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

Orthodontic Services. The Company also operates orthodontic practices at 31 dental offices owned or previously owned by the Company. As a result of the Company's decision in October 1996 to sell its General Practices, the Company decided to retain its orthodontic practices in operation at many of the Company-owned dental offices. These orthodontic practices provide services to members of the Company's plans and non-plan members. Revenues from the Company's orthodontic practices represented 10.2% of the Company's total revenue in 1996 and increased 30.5% in 1996 over 1995.

PROVIDER RELATIONS

The Company believes that the most essential element in its managed care enrollment growth is a stable panel of quality focused dentists in convenient locations. The Company also requires that all managed care and PPO providers meet all Quality Assessment program standards. The program includes current license verification, current liability insurance, and a risk management review of the dental facility to ensure that all OSHA and regulatory requirements are met, an inspection of the office's sterilization practices, and a review of the facilities location, including parking availability and handicap access. See "QUALITY MANAGEMENT AND IMPROVEMENT."

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

The Company compensates each panel dental office on its managed care plans on a monthly capitation rate for each member who selects that office, regardless of the amount or character of service provided during the month. The capitation rate does not vary with the nature or extent of services utilized. The total amount paid to each dental office is determined by the capitation rate per each client contract applicable thereto, and the number of eligible members served by the participating dental office. In June 1996, the Company modified its compensation program to its managed care providers by implementing a program to provide for additional compensation for specified dental procedures. The Company believes that this compensation program will provide for a higher level of member and provider satisfaction through increased compensation to the provider. For dentists who provide services to the Company's insured members, compensation is based upon a percentage of the provider's usual and customary fee based upon established tables of allowances utilized by the Company in its claims paying processing systems. Benefits are provided in accordance with percentages that are established for each member's benefit program. Providers who participate on the Company's PPO program are compensated at a fee which is less than the provider's usual and customary fee, usually at a discount of up to 30%, or 30% off of the Company's usual and customary fee for the area, whichever is less.

The Company currently employs 14 Provider Relations representatives nationally. All have extensive dental office management backgrounds and act as consultants to assist our panel providers with the administration of the plan in the day-to-day operation of their offices.

Should a dental office terminate its contract with the Company, if necessary a new provider will be recruited in a timely manner to meet the needs of the members assigned to that office, and so there will be no delay in the member's care. No dental office, other than the 27 Guards dental offices as a group, provided service to more than 10% of the Company's members at December 31, 1996.

The Company's panel dental offices are free to contract with other dental plans and both they and the Company can terminate the contract at any time upon 120 days notice. In accordance with the contract, the Company may also terminate the contract "for cause" upon 15 days written notice. The Company may also, at anytime, change the terms, rates, benefits and conditions of the various plans
serviced by its providers with ten (10) days notice to the provider.    The
Company's contracts with panel dental offices require them to maintain their own professional liability insurance for a minimum of $200,000 per claim, and $600,000 per annual aggregate and to indemnify the Company for claims arising from their acts or omissions.

At December 31, 1996, approximately 4,200 primary care and specialty care dental offices, consisting of approximately 4,700 dentists were participating panel providers on the Company's managed care plans. General dentists are required to render all basic dental care and refer members to specialists only as required. Under its policy, the Company offers nearly all specialty dental services, including oral surgery, endodontics, periodontics, orthodontics, and pediatric dentistry. If the specialty care falls within the Company's guidelines, all or a substantial portion of the specialists fees is paid by the Company. Such payments were 5.9% and 5.5% of the Company's health care services expenses in 1996 and 1995, respectively. At December 31, 1996, the Company contracted with approximately 8,600 primary care and specialty care dentists on the Company's PPO panel.

MANAGEMENT INFORMATION SYSTEMS

During 1996 the Company continued to enhance its proprietary management information system to better manage its operational resources and analysis of data. These changes focused on reporting mechanisms to track regulatory compliance and data interface with clients. A review was also performed to determine the future needs of the Company and to enhance technologies to better equip the Company to compete while ultimately reducing the Company's administrative expenses. In 1996, the Company purchased software source code for its business operations system which are being adapted to the specific needs of the Company. This new software allowed the Company to develop, in-house, a system which will be used to expand the Company's management information system to all Company regional offices. This system takes advantage of the power of personal computers in the workplace. The system will provide a much easier and more efficient interface using Windows-based screens. Individual users will be able to quickly customize data queries for their specific needs with results directed to the screen, printer or downloaded into a word processor and/or spreadsheet. The system will have integrated accounts receivable and accounts payable components that allow the Company to more easily track, report and perform analysis on revenue and expense.

The Company employs a personal computer networked-based general ledger system providing reporting and analysis tools which allows for the extraction and download of data to word processors and spreadsheets for further analysis. The Company also expanded the use of its electronic mail system to regional offices. In addition to the new operational systems, the general ledger system, and the expanded electronic mail, the Company has purchased and developed an independent dental office information system which allows the Company's practice management subsidiary to monitor dental offices under management and those owned by the Company. This system facilitates tracking, reporting and analysis of revenue and expenses under a unified system, and enhances communications and better patient treatment.

As the Company's client base continues to grow in all areas, the Company has upgraded its current network server to handle the increased activity. The managed dental plan, indemnity and PPO plans, and electronic mail environments are now interconnected. These connections have been extended to some regional and dental offices and it is anticipated that all offices shall be interconnected in 1997. With the implementation of these new and upgraded systems, and as the Company installs connections to the regional and dental offices, the entire network will be tightly integrated. These newly purchased and upgraded systems demonstrate the Company's proactive position in automating its computer operations and allowing it to remain competitive in the marketplace.

DENTAL OFFICE OPERATIONS - COMPANY-OWNED DENTAL FACILITIES

On December 31, 1996, the Company owned 27 dental offices located throughout California. Guards dental offices were originally established primarily for the purpose of supplementing, where needed, plan coverage provided by independent panel offices. These dental offices are included on the Company's panel providing general dental care, selected specialty care and, to a lesser extent, fee-for-service dental care to non-plan patients.

Ownership of the Guards dental offices directly exposes the Company to the risks inherent in having to meet fixed costs and provide necessary levels of dental care service, which the Company normally transfers to independent dental providers on the panel. These risks include the possibility of incurring significant losses from operations, if the dental offices operated by the Company do not attain significant enrollment and revenue to offset fixed operating expenses.

In October 1996, the Company initiated a strategic plan to sell all of the General Practices owned by the Company. The assets of the General Practices to be sold pursuant to the Company's plan, consist primarily of leasehold improvements, equipment, accounts receivable and supply inventories. It is anticipated that each General Practice sold may enter into a long-term contract with the Company's newly formed practice management subsidiary, whereby the Company will provide ongoing services to support the dentists in the operation of their practices, including marketing and administrative support. The Company intends to retain the orthodontic practice in each of the General Practices and intends to continue to operate the orthodontic practice in the other dental offices as they are sold. Under agreements with the dentists who purchased the General Practices, 4 of these General Practices were sold as of December 31, 1996.

During the fourth quarter of 1996, the Company also established a practice management subsidiary known as Imprimis Practice Management Company, Inc. (the "Practice Management Company"). The purpose of this subsidiary is to provide ongoing support to dentists in the operation of their practices, including management services, accounting services, payroll services, financial analysis and reporting, benefits administration, marketing and advertising, supply and equipment purchasing, laboratory negotiations, computer services and systems training, human resources coordination and facility management. In exchange for the services provided by the Practice Management Company, the dentist is obligated to pay the subsidiary a set contracted amount plus a percentage of the dentist's collections. As of December 31, 1996, the subsidiary had 4 clients. See Part II, Item 7- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Item 8-"FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

QUALITY MANAGEMENT AND IMPROVEMENT

The Company's commitment to quality is supported throughout the entire organization. The program is fully encompassing to include the quality of care management process, provider selection, accreditation, maintenance assessment, utilization management, provider network corrective action and counseling management, grievance management functions, member satisfaction survey functions, accessibility monitoring, and ongoing improvement studies. The Company's quality management program objectives include quality assessment of the credentials and qualifications of dentists to become and/or remain affiliated providers, quality assessment of the affiliated network, dentist's compliance with Company standards, analysis and measurement of network and provider behavior, and continuous improvement of affiliated network dentist performance through constructive and continuous feedback.

Under the direction of the Company, each affiliated dentist's office undergoes regular assessments to determine appropriateness of care and treatment outcomes. The Company outsources the onsite review process to several firms dedicated to this process. This policy, implemented in January 1996, is similar to the concept of using independent accountants to verify financial statements. By using an outside source, the Company is able to maintain a significant level of independence not always found when using employees to conduct the on-site assessments.

The Company's credentialing verification is currently administered in-house. In 1997, the Company plans to outsource this arrangement which will ensure an objective approach for consistency, effectiveness, and risk management purposes.

The Company's Member Satisfaction Assessment Program is designed to provide the Company with valid and reliable information on members' perceptions of the value of the dental services provided, as well as how expectations are being met. The program is a fully integrated approach to monitoring and responding to customer needs, and evaluating member satisfaction The specific functions of this program are to establish an understanding of customer expectations, assess the performance of the dentist's care relative to members' perceptions and levels of satisfaction, link member complaints with satisfaction for appropriate actionable network management, provide regular and accurate feedback to providers on members' perceptions and levels of satisfaction, and provide comparison levels for perception and levels of satisfaction measurements between different dental products.

The Company maintains a comprehensive accessibility monitoring program which tracks appointment availability with affiliated dentist offices through standards including the availability of new patient appointments; the availability of hygienist appointments; the availability of restorative appointments; the availability of emergency appointments; the wait times upon arrival at the dental offices; and arrival in the operatory room. The Company conducts accessibility monitoring on a quarterly basis by mail, and results are then compared to findings of the on-site quality review, member satisfaction surveys, grievances, and Provider Relations visits.

The Company continues to improve its review system to insure members are receiving quality care and providers are receiving training and guidance as needed. The Company employs a team concept, combining its Quality Review, Member Services and Provider Relations departments, to benefit both the member and provider. In addition, the Company provides its panel providers with specifications of new laws affecting the provider.

UTILIZATION REVIEW

The Company uses computerized analysis to monitor the dental treatment provided to members. The analysis of provider utilization and cost data enable the Company and its clients to determine the type of procedures performed by plan dental offices and ascertain the savings to both clients and members compared to competitive dental indemnity insurance coverage. The analyses are also used by the Company to identify unusual patterns of dental care utilization or complaints which may trigger special or comprehensive dental reviews. The computer system greatly enhances the Company's ability to monitor member utilization and appropriate dental treatment and to provide essential statistical information.

The Company is also expanding its use of its indemnity claims paying processing system to include utilization review and case management for its indemnity insurance subsidiary. As part of the expansion of its PPO activities, the Company has developed a sophisticated reporting system to demonstrate cost savings for clients and members when PPO dentists are utilized. These reports compare practice patterns that vary from established norms, identify patient costs trends, provide detailed claims and group experience, and case and claims management through a thorough preauthorization process. Repricing services are also provided through the Company's PPO program. The Company compares utilization patterns for dentists rendering dental services to the Company's insureds to determine whether such dentists are over-utilizing the benefits provided. In the event that an unusual practice pattern is ascertained, the Company conducts a review of the dentist's facility to determine the basis for such practice patterns and reviews its findings with the dentist on a regular basis to eliminate any potential for abuse.

MEMBER SERVICES

The Company maintains a comprehensive Member Services and Grievance Resolution System designed to assist members with simple inquires and resolution of dissatisfactions. The Company consistently monitors service statistics to ensure continued ability to exceed the members' expectations. Eighty percent (80%) of all dissatisfactions (grievances) received concerning eligibility or professional services are resolved completely within 48 hours. The Company makes every attempt to resolve more complex situations within 5 working days, but no longer than 30 days following the receipt of the grievance.

The Company's Grievance Monitoring Committee, provides oversight of the grievance process with particular attention paid to emerging patterns and trends, nature and volume of complaints, financial implication for the disposition of complaints, and quality of care issues. The monitoring process is enhanced through the involvement of the Quality Management and Public Policy Committees. The Quality Management Committee, at quarterly scheduled meetings, reviews grievances at the provider level and has the responsibility to make corrective action recommendations to the Company's Board of Directors based upon grievance volume, trends and/or patterns. The Public Policy Committee, at quarterly scheduled meetings, reviews grievances based on volume and type of complaints, emergent patterns and trends, and has the responsibility to make administrative, policy or plan change recommendations to the Company's Board of Directors. Both committees also review specific complaints that have exhausted the standard grievance resolution process.

All grievances receive a written disposition of the resolution within 30 days of receipt of the grievance. The Company's arbitration policy is designed as a final resort for members or providers that are dissatisfied with the results of the appeals, Quality Management or Public Policy processes. Arbitration may not be initiated until the grievance, Quality Management, or Public Policy processes have been exhausted. The arbitration is conducted according to the American Arbitration Association rules and regulations.

The Company utilizes an automated call distribution ("ACD") system for customer call management. The Company provides toll-free customer telephone service with automated 24-hours per day, 7 days per week access. Automated service features are available for simple inquires such as provider selection, identification card requests, and eligibility verification. The Company also provides customer service telephone support during regularly scheduled business hours. The Company's call volume averages 35,000 calls per month, with approximately 30% handled via automated selection features. The ACD system has the capability to prioritize customer calls, and provide service reports on a predetermined basis. The Company strives to answer over 90% of customer calls within 45 seconds of entering the selected queue, with an abandonment rate of approximately 2% to 4% monthly.

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

During 1996, as a result of its favorable claims history, the Company continued to lower its risk management costs.

CLIENTS AND CONTRACTS

Substantially all of the Company's 983,000 members at December 31, 1996, participate through over 5,000 group plans paid for by governmental and private sector employers, multiple-employer trusts and educational institutions or, to a minor extent, through individual plans.

The Company's 10 largest clients accounted for approximately 20% of the Company's health care revenues for both 1996 and 1995. Significant clients served in 1996 by the Company include the Bank of America, City of Dallas, City of Los Angeles, County of Los Angeles, several contracts with McDonnell Douglas Corporation, Southern California Edison Company, Southern California Gas Company, Rockwell International Corporation, Joint Council #42 Welfare Trust, the State of California, and the California State University. In the opinion of management, the loss of any single client would not have a material adverse effect on the Company's financial condition or results of operations.

The Company takes a proactive approach to better service its clients and members. The Company maintains a sophisticated multi-faceted plan to address the specific needs of its clients by assigning a specialty trained client services representative to all clients. Each client services representative has dental care and field experience. The Company also provides a customized service plan to its clients. The Company also maintains multiple benefits services teams, comprising 26 individuals, each one cross-trained to serve clients, members and providers. Scheduling has been adjusted to maximize telephone coverage, with special consideration to peak times of the day. Most teams are provided with a Registered Dental Assistant leader for technological support and each supervisor is trained in both technological support and customer service.

The Company's customer service complaint system has been enhanced by the Company's computer network which provides each representative with full access to client, member and provider records. The Company's network also benefits its multi-state clients.

Given the increasingly competitive nature of the dental care market, it is not unusual for the Company to obtain a new client from competing indemnity insurers or other managed care dental plans, or to lose an existing client to others.
The Company is also sensitive to the requirement that there be adequate levels of compensation to its panel of participating providers so as to ensure that there is an adequate panel of providers from which the client's members may select for managed dental care benefits. As a result, the Company has been obtaining price increases of up to 10% per year. See "MARKETING" and "COMPETITION."

The Company's contracts generally provide for a defined dental benefit program to be delivered to plan members for a period of one to three years at a fixed monthly per-capita rate to the client. The contracts normally allow the client the right to terminate on 60 days written notice of a deficiency in performance; the Company has the right to extend the 60-day period to correct the deficiency.

ACQUISITION

Effective September 27, 1996, the Company completed the acquisition of all of the outstanding shares of First American Dental Benefits, Inc., dba, American Dental Corporation ("First American"), a privately held managed dental care company based in Dallas, Texas, and an affiliated marketing entity, for a total consideration of approximately $23.6 million. Of the purchase price, $20 million was paid at closing and the Company is obligated to pay an aggregate sum of $3.6 million over 3 years to satisfy certain payment obligations pursuant to non-competition agreements entered into between the Company and the former owners of First American. The Company financed the acquisition of First American through a credit agreement with the Bank of America. First American provides managed dental care services through a network of approximately 1,100 dental care providers to approximately 175,000 members in Texas. The acquisition of First American was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition.

PENDING ACQUISITIONS

On October 23, 1996, the Company announced that it had signed a letter of intent to acquire all of the issued and outstanding shares of Advantage Dental HealthPlans, Inc. ("Advantage"), a privately held dental managed care company based in Ft. Lauderdale, Florida, operating in 5 states and the District of Columbia. Advantage provides managed care dental benefits to approximately 60,000 members and the acquisition is expected to be completed during the first half of 1997. Subsequent to the announcement and prior to filing of this Annual Report, the Company entered into a definitive agreement to acquire Advantage.

On November 22, 1996, the Company announced that it had signed of a letter of intent to acquire all of the issued and outstanding shares of a privately held indemnity insurance company, licensed to operate in 16 states, primarily in the southeastern part of the United States. It is anticipated that this acquisition will be completed within 120 days. Subsequent to the announcement and prior to the filing of this Annual Report, the Company entered into a definitive agreement to acquire this privately held indemnity insurance company.

The acquisition of Advantage and of the privately held indemnity insurance company, are subject to the satisfaction of certain conditions, including receipt of regulatory approvals.

MARKETING

In the past, the Company's primary marketing strategy has been to contract with large employer groups. While this strategy has served the Company well in the past, several years ago the Company broadened its market strategy to seek out and contract with employers with between 100 and 1,000 employees. While in the past, the Company's managed care dental plan had been offered as an alternative to the primary dental insurance included in the employer's health care benefit program, with the acquisition of the Company's indemnity insurance subsidiary, the Company is now able to contract with the employer to provide both the managed care dental plan and the indemnity dental insurance program through one relationship. By targeting the smaller and mid-sized employer groups described above, and by offering both the managed care and indemnity dental products to the employer, the Company is able to obtain a higher per member per month rate than it could previously by only offering its managed dental care plan. Before submitting a proposal to a prospective employer-client, the Company analyzes a demographic profile of the potential new plan members, the current and desired dental benefit levels, availability of adequate provider coverage and timely access, and other factors.

The Company markets its dental benefit plans through a network of over 1,500 independent insurance agents and brokers and a direct sales force of 22 employees. This dual distribution system is designed to reach group purchasers of all sizes in an efficient and cost effective manner. The Company believes that its marketing strategy provides it with a competitive advantage by enabling it to market to a wider range of potential groups more effectively than companies relying upon a single distribution system.

The Company's direct sales force targets employers and groups which are more likely to contribute towards the cost of dental benefits for their employees.
In marketing to such groups, the Company's sales force focuses on selling both the managed care dental plan and an indemnity/PPO product. The Company pays its direct sales force through a combination of salary and incentive based upon the number of members enrolled for new groups. As part of its growth strategy, the Company intends to increase its internal sales and marketing staff during 1997.

The Company's independent insurance agent and broker network focuses on offering managed dental care products to medium and smaller sized employers which may or may not contribute towards or offer dental benefit plans to their employees.
The Company believes that there are significant opportunities for the Company to expand managed dental care and indemnity coverage to medium and smaller sized employers by expanding its network of independent brokers who can effectively sell dental benefit programs to the medium and smaller sized market. Brokers and agents typically do not market the Company's dental plans on an exclusive basis. Brokers and agents generally receive a flat percentage of premium collected as commission for the initial sale and for each renewal thereafter. Brokerage commissions paid by the Company were 3.9% and 2.4% of health care revenues for 1996 and 1995, respectively. The Company also works with "in-house" employee benefits managers in its marketing efforts.

Once plan participation is to be made available to employees, the Company's marketing efforts shift to the potential plan members. During a designated annual open enrollment period, usually lasting one month, participants may elect the Company's managed care dental plan or opt for the other form(s) of dental benefits being offered, generally dental indemnity insurance, either offered by the Company or another insurance carrier. Generally, participating employees can enroll into or drop out of the Company's plans only during this enrollment period. Management believes that with most of its group clients, an average of approximately 10% to 15% of eligible employees select the Company's managed care dental plan during the first open enrollment period in which it is offered and that with smaller group clients, an average of approximately 20% with voluntary plans select the Company's managed dental care plan, and an average of approximately 50% of eligible employees with employer paid plans select the Company's managed dental care plan during the first open enrollment period in which it is offered. The net percentage of participation in the Company's managed dental care plan tends to increase each year thereafter within most employer groups.

The Company believes that it has an opportunity to obtain new contracts from employers with between 100 and 1,000 employees in the markets in which the Company operates. The Company believes that this represents a significant under penetrated market segment for the products offered by the Company. The Company intends to build upon its current market position and increase its sales activities by applying market segmentation and quality management principles to identify the highest potential of customers and proactively anticipating their needs in the marketing process. The Company intends to accomplish this by identifying its core capabilities and competitive advantages that it has over its competitors. By adding incremental service levels provided by the Company, and applying technological advances to the marketing process, the Company's goal is to lower per member acquisition costs, and eliminate unnecessary sales and administrative expenses while increasing production capabilities of the Company's marketing forces.

In the situation where the Company is successful in selling its multi-choice products to the employer, all employees are enrolled in one of the plan's offered by the Company. The Company believes that the ability to offer a multi-choice option program increases the amount of revenue generated from each sale by providing the employer with the entire insurance program which may be available to its employees. This has the effect of increasing the overall per member per month rate paid by the employer for each employee since the per member per month premium for the Company's indemnity dental program is significantly higher than that which the Company charges for its managed dental care plans. This has the overall effect of increasing the revenue generated from each dollar of expense associated with the selling of the Company's products.

In recent years, the Company has obtained contracts with employers that offer what are known as flexible benefits plans or cafeteria type benefit programs. Typically, such arrangements provide for the employer to establish a dollar value for all benefits to be provided to the employee who is then requested to select the program of benefits desired and designate whether dependent coverage is needed. The premium cost is then deducted from the employer's set contribution to benefits expenses. By making the employee more aware of the actual premium cost of the benefits provided, there appears to be a greater attractiveness of the lower cost programs, such as the Company's managed care dental plans. No assurance, however, can be given that such benefit programs will result in increased enrollment in the Company's plans.

In 1996, approximately 70% of the Company's enrollment originated in the state of California, while approximately 24% originated in the state of Texas. No other state contributed more than 10% of the Company enrollment during 1996. During 1995, approximately 86% of the Company's enrollment originated in the state of California with no other state contributing more than 10% of the Company's total enrollment.

The Company has provided a vision plan in California since the early 1980's, now known as the Premier Vision Care Plan (the "Premier Plan"). The Company developed the Premier Plan with the intention of enhancing the vision care component of its benefit programs. The Premier Plan also features a convenient open provider option that allows members to select any optometrist under contract with the Company at the time they seek care. This open panel option is underwritten by the Company's indemnity insurance subsidiary in California. The entire Premier Plan is underwritten by this subsidiary in all other states in which it is provided. No provider preselection is required. There are no cards to mail or forms to present before receiving care so members can enjoy immediate access. The Premier Plan also allows members to obtain services from any vision care professional and receive reimbursement from the Company according to a set schedule of benefits. While the vision plan did not generate significant revenues during 1996, it is anticipated that the vision plans will continue to contribute to net income.

Smaller group employers find especially attractive the Company's ability to offer one-stop shopping with its multi-choice dental package of indemnity dental insurance and managed care dental plans, its vision plans and its life insurance plans.

The Company continues to increase its efforts to expand its business through strategic alliances. As a result, the Company maintains a relationship with several Health Maintenance Organizations ("HMOs") to provide dual choice indemnity and managed dental care plans to segments of members enrolled in the HMO.

INDEMNITY INSURANCE PLANS - INDEMNITY INSURANCE BENEFITS

As a result of its desire to respond to the changing marketplace, the Company expanded its business to include indemnity dental plans. In September 1992, the Company acquired a California domiciled life and health insurance company and renamed it SafeHealth Life Insurance Company ("SafeHealth Life"). SafeHealth Life is regulated by the California Department of Insurance and currently holds a Certificate of Authority as a life, health and disability insurer in the states of Arizona, California, Colorado, Illinois, Kansas, Maryland, Missouri, Nevada, Ohio, Oregon, Texas and Wisconsin. SafeHealth Life has applied for a certificate of authority in the states of Georgia, Indiana, New Mexico, Oklahoma and Utah.

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

SafeHealth Life's client base includes small employer groups as well as governmental agencies and political subdivisions. During 1996, the number of insured members covered by SafeHealth Life grew 31.0% from 84,000 to 110,000. SafeHealth Life anticipates increasing production of its multiple choice dental programs in other states in which it is admitted to do business, with a majority of business to continue to be in California for the foreseeable future. SafeHealth Life is also offering group term life insurance as a participant in a reinsurance pool.

In late 1996, the Company purchased a state-of-the-art indemnity dental claims processing system capable of auto-adjudicating over 60% of claims filed. This system will allow the Company to expand its indemnity dental programs without necessarily incurring significant additional administrative expense.

The ownership of an indemnity insurance company exposes the Company to risk for over utilization and claims costs in excess of premium revenue. To minimize its risks, the Company conducts thorough claims review and develops lag studies through the computer system purchased by the Company for its indemnity insurance business. Additionally in 1996, the Company established a full-time actuary department which is utilized to assist the Company in developing its benefit programs, rates and payment schedules. As a result of the computer system enhancements, the establishment of an in-house actuary department and thorough review of the Company's indemnity insurance claims paying processing system, in the first quarter of 1997 the Company ascertained that it was going to experience a shortfall in its reserve for incurred but not reported ("IBNR") indemnity dental insurance claims for the period ended December 31, 1996. This information was developed as a result of the above factors which also included an analysis of claims costs by year. The Company ascertained that a significant portion of the IBNR shortfall resulted from claims for clients that originated their relationship with the Company prior to 1996 when the Company made the various operational changes to its indemnity insurance operations referred to above. As a result of this situation, the Company expensed approximately $1.0 million in the fourth quarter of 1996 to increase this reserve. The Company has also established a regular monthly review of the IBNR reserve so as to monitor the fluctuations that may occur within this reserve. Moreover, as a result of the more comprehensive data now available to the Company as a result of its new indemnity dental claims processing system, the Company is in the process of appropriately adjusting its premium rates on dental indemnity insurance business written prior to 1996, and renewing in 1997.

PREFERRED PROVIDER ORGANIZATION

During 1993, SafeHealth Life began development of it's PPO Network program in response to the market demands to offer a more cost-effective alternative to traditional indemnity insurance, and more freedom of choice than the managed dental care network/product alternatives. The PPO Network program was developed to complement and also be used as a cost containment mechanism for current and future indemnity dental plan clients. The negotiated fee arrangements enable the Company to offer indemnity dental and SafeHealth Life PPO Network Plans that reduce benefit costs for participating client groups and members. SafeHealth Life PPO Network Plans are designed to encourage a greater level of participation from participating network dentists due to lower levels of benefits for the Out-of-Network option.

The Company also offers PPO Network Lease Services which offer the network as a stand alone option for a per-member per-month fee. The Network Lease Service is intended to be an option that is marketed to Health and Welfare Trusts, Third-Party Administrators and Self-funded Employer Groups, again promoting the cost containment features of the negotiated discounts. The Company assumes no risk for clients that lease the PPO Network. At December 31, 1996, SafeHealth Life had contracted with approximately 8,600 participating general and specialty dentists in the markets in which it operates. The overall geographical distribution of the dental network was developed to allow members easy access to network dentists to take advantage of negotiated discounts. All participating dentists have passed a strict qualification process and undergo annual quality assessment reviews as part of ongoing compliance with network participation.
The Company continues to actively recruit dentists for its PPO plan, and intends to add substantially more dentists to its PPO panel throughout 1997.

The PPO Network offers savings to the Company in the form of lower dollar levels of claims costs, and savings to the insured in lower out-of-pocket costs due to the PPO Network contracted fees. Administrative review protocol that utilizes a sophisticated case management system insures that the individual needs of a member are matched to treatment plans. The necessity and appropriateness of the treatment plans are continually monitored to assure a professional and appropriate treatment conclusion. The combination of the waiver of deductibles, negotiated provider fees and case management review system can result in significant member and claim costs savings.

During 1996, the Company continued recruitment efforts to develop an alternative dental network, the "Choice Dental Plan" in the State of Texas that would offer clients the option of greater discounts similar to those under the PPO Network, but not part of a PPO program. Approximately 600 dentists were contracted in this plan as of December 31, 1996. The Choice Dental Plan is not an insured product, but simply a discount program, whereby members receive a discount for services from participating providers. The Company assumes no risk for this product, and there is no out of network coverage. While recruitment activities are ongoing, this plan has not yet been activated.

GEOGRAPHIC EXPANSION

The Company's strategy regarding geographic expansion is presently undergoing a strategic review to identify and capitalize upon opportunities that may exist in states in which the Company is not presently operating. In the past, the Company's strategy generally has been to enter new states only after obtaining a major contract, either by expanding the geographic scope of service to existing clients, by entering into contracts with new clients, or by establishing marketing agreements with other organizations. Geographic expansion will also be accomplished through acquisition of other managed care or indemnity insurance organizations. While the Company generally prefers not to expand into new states until an adequate base of client business exists to help defray the start-up costs of operations in those new states, the Company is currently reviewing its strategic opportunities to provide managed care and dental indemnity benefits in other states and markets in which the Company does not presently operate. A number of opportunities exist through strategic affiliations which the Company is pursuing.

Once a decision to expand has been made, the Company usually establishes a sales and marketing office to provide sales, marketing and provider services support in the local market. All basic administrative services are provided by the Company at its corporate headquarters, with the exception of the Company's Texas operations which, due to regulatory constraints, requires that administrative services also be provided in the Company's Texas facilities. By using strategically located regional sales and marketing offices instead of separate full-service offices in each state, the Company has better controlled administrative expenses associated with new plan start-ups, and can more efficiently and effectively service a greater number of members in each market.

The Company's managed care dental plans are operating or have been granted regulatory approval to operate in Arizona, California, Colorado, Illinois, Kansas, Kentucky, Missouri, Nevada, Ohio, Oklahoma, Oregon, Texas, Utah and Washington. The Company's indemnity insurance subsidiary has been granted a Certificate of Authority in Arizona, California, Colorado, Illinois, Kansas, Maryland, Missouri, Nevada, Ohio, Oregon, Texas and Wisconsin. The Company also has pending applications for a Certificate of Authority in several other states. The Company will most likely seek regulatory approvals in additional areas.

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

TRADEMARKS, SERVICE MARKS AND TRADENAMES

The Company has filed and received approval from the United States Patent and Trademark office for certain trademarks and tradenames for names and products used by the Company in its ordinary course of business. The Company has received a trademark, service mark or tradename for the following words and phrases used with and without distinctive logos maintained by the Company:

 . SafeGuard(R) used with a distinctive logo depicting three superimposed figures used in connection with its managed care dental plans;

 . SafeGuard Health Plans(R) used in descriptive material to describe the products offered by the Company;

 . SafeGuard Dental Plans(TM) used to describe the various managed care dental plans offered by the Company;

 . SafeHealth Life(R) used with a descriptive logo depicting three superimposed figures used by the Company to describe its indemnity insurance and PPO products; and

 . American Dental Corporation(R) adjacent to a flag of the State of Texas used in connection with its managed dental care plans.

Collectively, these trademarks, service marks and tradenames were first used in commerce in 1984 and have been continuously used thereafter.

COMPETITION

The Company operates in a highly competitive environment with numerous competitors wherever the Company conducts business. The Company's competitors include large insurance companies that offer both managed dental benefits and traditional dental indemnity insurance, HMOs that offer dental benefits, self-funded employer-sponsored dental programs, dental PPOs, discounted fee-for-service dental plans and other local or regional companies which offer dental benefit programs. Many of the Company's competitors are significantly larger and have substantially greater financial and other resources, than the Company.

The Company believes that key factors in selecting a particular dental benefits company include the comprehensiveness and range of benefit plans offered, the quality, accessibility and convenience of the plans' dental networks, the responsiveness of customer service, and the premium rates charged. The Company's competitors compete aggressively in all of the markets in which the Company operates on all of these factors, including situations where the selection of a dental plan is made through a competitive bidding process. Some markets in which the Company operates also have intense price competition, which could occur in all of the markets in which the Company operates in the future. The Company has seen increasing competition from all competitive sectors and the Company anticipates that this trend will continue in the future.

Larger, national indemnity insurance companies that offer both managed care and indemnity dental benefits may have a competitive advantage over independent dental plans due to the availability of multiple product lines, established business relationships, better name recognition and greater financial and information system resources. The Company believes that it can effectively compete with these insurance companies due to the comprehensiveness of its management team and resources directed towards developing competitive dental benefit plans at premium rates, which are generally lower than such large national indemnity insurance companies. Some medical HMOs offer their own dental benefit plans and others contract with independent managed dental care plans for those services. The Company believes that it can compete with HMOs that offer dental benefit plans and the Company intends to continue to pursue opportunities to form relationships with HMOs to offer dental benefit plans to HMO members.

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

EMPLOYEES

At December 31, 1996, the Company had 307 employees, of whom 12 were executives, 3 were Executive Directors of Regional offices, 22 were sales personnel, and 181 were administrative and clerical personnel. As of that date, the Company also had 154 employees in its Guards offices, and had 89 independent dentists under contract. The Company also utilized 40 temporary personnel assisting in administrative and clerical functions. Most all administrative services are provided at the corporate offices in Anaheim, California, with the exception of certain administrative functions which are performed in the Company's Dallas, Texas office, as required by applicable Texas statutes and regulations. Billing and other paperwork processing for Guards is also centralized at the corporate offices. Approximately 200 clerical and auxiliary employees are represented by two labor unions. No other employees or dentists are union members. The Company considers its relations with its employees to be good.

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

RISK FACTORS

Among the risks affecting the Company are the following:

Government Regulation. The health and dental care industry is subject to extensive federal, state and local laws, rules and regulations. The heavily regulated nature of the Company's industry imposes a variety of potential obstacles to management's plans for further geographic expansion and could limit the Company's future growth. Additionally, the standards of practice of dental care and related federal and state regulations are subject to change. The Company cannot predict what changes may be enacted which may affect its business and could limit the Company's future growth.

Competitive Market. The Company operates a highly competitive environment. The Company's ability to expand is affected by its existing competition as well as increasing competition, not only in dental product choices, but also in the number of competitors in the areas that the Company offers its products. There can be no assurance that the Company will be able to compete successfully with new market entrants. Any such additional competition could adversely impact the Company's revenues, net income and growth prospects through premium reductions, loss of providers or clients, or market share. The Company expects the level of competition to remain high and recognizes that competitive pricing pressures may have an adverse effect on the Company's operating margin.

Ability to Continue Company Growth. The Company has grown in recent years through expansion in new small and mid-size clients, an increase in the number of persons covered under indemnity insurance products offered by the Company's insurance subsidiary, an increase in the number of members covered as a result of strategic relationships with other health care providers, and the September 1996 acquisition of First American. There can be no assurance that the Company will continue to be able to maintain or expand its market presence in its current locations or to successfully enter other markets. The ability of the Company to continue its growth will depend on a number of factors including existing and emerging competition, the Company's ability to maintain effective control over dental care costs, the Company's ability to secure cost effective contracts with additional dentists, the introduction of new technologies, and availability of working capital to support the Company's growth.

             DIRECTORS AND/OR EXECUTIVE OFFICERS OF THE REGISTRANT

The current directors and/or executive officers of the Company are as follows:

Name                            Age   Position
----                            ---   --------

Steven J. Baileys, D.D.S.        43   Chairman of the Board of Directors
                                       and Chief Executive Officer (2)

John E. Cox                      45   President, Chief Operating Officer
                                       and Director (2)

Ronald I. Brendzel, J.D.         47   Senior Vice President, General
                                       Counsel, Secretary and Director (2)

Herb J. Kaufman, D.D.S.          45   Senior Vice President and Chief
                                       Dental Officer

Wayne K. Butts                   43   Senior Vice President-Regional Operations

Judy M. Deal                     45   Vice President-Provider and Member
                                       Services

Thomas C. Tekulve, C.P.A.        45   Vice President and Chief Financial
                                       Officer

Kenneth E. Keating               33   Vice President-Guards Dental
                                       Office Operations

John D. Lyon                     48   Vice President-Marketing and Sales

Carlos Ferrera                   33   Vice President-SafeHealth Life
                                       Operations

Susan M. Klarner                 42   Vice President-Quality and Service
                                       Programs

Jacob J. Rausch                  37   Vice President-Business Development

Michael M. Mann, Ph.D.           57   Director (1)(2)

William E. McKenna               77   Director (1)(2)

George H. Stevens                43   Director (1)(2)

Bradford M. Boyd, D.D.S.         45   Director (1)(2)
-----------------------------

(1) Member, Compensation and Stock Option Committee, Audit Committee and Nominating Committee
(2) Directors hold office from the Annual Meeting of Stockholders for staggered terms of three years (until re-elected or until successors are elected and qualified), as follows:

                    Mr. McKenna and Mr. Cox                    Class I     May, 1997
                    Mr. Brendzel and Dr. Mann                  Class II    May, 1998
                    Dr. Baileys, Mr. Stevens and Dr. Boyd      Class III   May, 1999

Officers are elected annually and serve at the pleasure of the Board of Directors, subject to all rights, if any, under certain contracts of employment. See Part III, Item 11-"EXECUTIVE COMPENSATION." Dr. Baileys is the brother-in-law of Mr. Brendzel.

Dr. Baileys is Chairman of the Board of Directors and Chief Executive Officer. He was President from 1981 until March 1997, Chief Executive Officer since May 1995, and Chairman of the Board of Directors since September 1995. He was Chief Operating Officer from 1981 until May 1995. From 1975 until 1981, Dr. Baileys served in a variety of executive and administrative capacities with the Company. Dr. Baileys is also an officer, director and 50% shareholder in the Islas Professional Dental Corporation, which operates a dental practice under contract to a subsidiary of the Company. Dr. Baileys is also licensed to practice dentistry in the State of California. He is also a member of the Southern California chapter of the Young Presidents' Organization.

Mr. Cox was appointed President and Chief Operating Officer in March 1997, and was named as a Director of the Company in March 1997. He was Executive Vice President and Chief Operating Officer from May 1995 to March 1997. From 1985 to 1995, he served in various executive capacities for CIGNA Dental Health, including Vice President, National Sales and Account Services, Western Regional President, Chief Financial Officer and Controller. From 1981 to 1985, Mr. Cox served in various financial capacities for Southeastern Health Services/Prucare-Prudential Insurance Company's group model HMO in Atlanta, Georgia. He is the Company's representative to the National Association of Dental Plans, and served on the Board of the California Association of Prepaid Dental Plans.

Mr. Brendzel is Senior Vice President, General Counsel, Secretary and a Director of the Company. He was Chief Financial Officer from April 1988 to May 1996, Vice President - Corporate Development from August 1980 until April 1986, and held various executive and administrative positions from July 1978 until August 1980. Mr. Brendzel is a member of the California State Bar and is licensed to practice law in the state of California. He is also a member of the California Knox-Keene Health Care Service Plan Advisory Committee, which assists the California Department of Corporations (the "California Department") in regulating managed care health plans, and is the chairman of the Dental Quality of Care Task Force established by the California Department. From 1989 to 1991, Mr. Brendzel was also a member of the Texas Health Maintenance Organization Solvency Surveillance Committee which assists the Texas Department of Insurance in regulating health maintenance organizations.

Dr. Kaufman was appointed Senior Vice President and Chief Dental Officer for the Company in January 1997. From January 1995 to January 1997, he was National Dental Director for CIGNA. From January 1996 to January 1997, Dr. Kaufman was Chief Executive Officer of CIGNA Dental Health of Arizona, Inc. Preceding that, he was Regional Dental Director for the western region for CIGNA from February 1990 to January 1995. Prior thereto, Dr. Kaufman was CIGNA's Dental Director for the State of Arizona from April 1989 to February 1990. From September 1984 to April 1989, he was Dental Director and Dental Department Chair for CIGNA Healthcare of Arizona, Inc. Dr. Kaufman was in private dental practice from August 1979 to August 1984. Prior thereto, Dr. Kaufman was a general dentist in the United States Air Force from July 1976 to June 1979. Dr. Kaufman is licensed to practice dentistry in the States of Arizona, California and Colorado. He is a member of the American Dental Association, Arizona Dental Association, National Association of Dental Professionals, and California Association of Dental Health Maintenance Organizations. He serves on the advisory board for Procter and Gamble, Health Services Advisory Group, the Academy for Managed Care Dentistry Counsel, and serves on the faculty at Northern Arizona University.

Mr. Butts was appointed Senior Vice President - Regional Operations in December 1995. Prior thereto, he was Vice President-National Sales Director since February 1988. Prior to joining the Company, he was a Senior Account Executive with Equicor-Equitable HCA Corporation in Los Angeles from November 1985 to February 1988. Preceding that, Mr. Butts was a Senior Sales Representative with the Company from February 1983 to November 1985. Mr. Butts' background in the insurance/benefits area began in 1978 with Blue Cross of California.

Ms. Deal was appointed Vice President-Provider and Member Services in January 1996. From January 1995 until January 1996, she was Vice President-Provider Relations. Prior to joining the Company, Ms. Deal was the Director of Provider Relations for CIGNA Dental Health from November 1988 to January 1995. Preceding that, Ms. Deal was the Dental Office Manager of a large group dental practice from November 1974 to November 1988.

Mr. Tekulve was appointed Vice President and Chief Financial Officer in May of 1996. From April 1995 until April 1996, he was Vice President, Accounting, Finance and Information Systems for the Company when he was appointed to his present position. Prior to joining the Company, Mr. Tekulve was Director of Finance, International Operations for Beckman Instruments, Inc. from 1992 to 1995. During the period from 1984 to 1992, he also served as corporate Controller and Director of Corporate Accounting and Planning for Beckman Instruments, Inc. Mr. Tekulve is also a Certified Public Accountant.

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

Mr. Rausch was appointed Vice President-Business Development in November 1996. From July 1996 until October 1996, he was the Company's Director of Business Development when he was appointed to his present position. Mr. Rausch joined the Company in July 1996. Prior to that he has held the positions of Regional Vice President for CIGNA Dental Health, Vice President and Health Plan Manager for CIGNA Healthplan, Regional Director of Contracting for Kaiser Health Plans, Assistant Vice President for Kemper National Services and Managing Consultant for Future Health, Inc., a health care consulting company.

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

Mr. McKenna has been a Director of the Company since September 1983. Since December 1977, Mr. McKenna has been a general partner of MCK Investment Company, a private investment company. Mr. McKenna was Chairman of the Board of Technicolor, Inc. from 1970 to 1976 and was formerly Chairman of the Board and Chief Executive Officer of Hunt Foods & Industries, Inc. and its successor, Norton Simon, Inc. From 1960 to 1967, Mr. McKenna was associated with Litton Industries, Inc. as a Director and in various executive capacities. He is currently a Director of California Amplifier, Inc., Midway Games, Inc., Drexler Technology Corporation, WMS Industries, Inc., and Williams Hospitality Group, Inc.

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

The Company owns a 60,000 square foot building in Anaheim, California which it utilizes as its corporate headquarters and executive offices. In addition, the Company leases offices in Phoenix, Arizona; San Diego, California; Walnut Creek, California; Denver, Colorado; St. Louis, Missouri; Austin, Texas; Dallas, Texas; and Houston, Texas. The Company leases all of its Guards dental offices. Those leases expire on dates ranging through July 2005. In the opinion of management, the Company's facilities are adequate for its current needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

(a)  Market Information
     ------------------

The Company's common stock is traded on the NASDAQ National Market System under the symbol SFGD. The following table sets forth the high and low prices at which the Company's common stock traded as reported. The bid quotations represent inter-dealer prices, without retail markups or commissions, and do not necessarily represent actual transactions.

                                              High     Low
                                             ------   ------
Fiscal Year ended December 31, 1996
    First Quarter.........................   $15.88   $11.50
    Second Quarter........................   $19.25   $16.00
    Third Quarter.........................   $22.38   $17.50
    Fourth Quarter........................   $20.75   $16.00

Fiscal Year ended December 31, 1995
    First Quarter.........................   $ 9.75   $ 8.25
    Second Quarter........................   $11.50   $ 8.88
    Third Quarter.........................   $12.25   $10.50
    Fourth Quarter........................   $13.25   $11.25

(b) Approximate Number of Equity Security Holders
    ---------------------------------------------

                                   Approximate Number of
                                      Record Holders
Title of Class                    (as of December 31, 1996)
--------------                    -------------------------
Common Stock, $.01 Par Value              1,000


(c)  Dividends
     ---------

No cash dividends have been paid on the Company's common stock. It is the policy of the Board of Directors to retain the Company's earnings for use in its operations and expansion of its business, and the Company does not anticipate paying cash dividends in the foreseeable future.

(d)  Stockholder Rights Plan
     -----------------------

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

EXERCISE OF THE RIGHTS

Rights Initially Not Exercisable.  Prior to the Distribution Date, the Rights
---------------------------------
are not exercisable.

Exercise of the Rights to Purchase Preferred Stock of the Company. At any time
------------------------------------------------------------------
after the Distribution Date but prior to the earlier of the expiration or redemption of the Rights, each Right may be exercised at the stated purchase of $75.00 (subject to adjustment, the "EXERCISE PRICE") for one one-thousandth of a share of the Preferred Stock, provided, however, that upon the occurrence of any of the events described below the Rights may no longer be exercised for the Preferred Stock and may only be exercised for certain other securities described below.

Exercise of the Rights to Purchase Common Stock of the Company.  In the event
---------------------------------------------------------------
that at any time following the Rights Dividend Declaration Date, a person, alone or with affiliates, becomes the beneficial owner of 15% or more of the then outstanding shares of the Company's Common Stock (except pursuant to an offer for all outstanding shares of Common Stock which is determined by both (i) the Board of Directors acting by Special Vote, and (ii) a majority of the Directors who are not associated with an Acquiring Person ("CONTINUING DIRECTORS") and who are also not employees of the Company, to be fair to and otherwise in the best interests of the Company and its stockholders (a "PERMITTED OFFER"), then each holder of a Right will thereafter have the right to exercise the Right for Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the Exercise Price of the Right. If the Company does not have sufficient Common Shares available for all Rights to be exercised, the Company may substitute for all or any portion of the Common Stock that would be issuable upon exercise of the Rights, cash, assets, or other securities having the same aggregate value as such Common Stock. The Rights are exercisable as described in this paragraph only after the Company's right of redemption (as described below) has expired. Notwithstanding any of the foregoing, following the occurrence of the event set forth in this paragraph (a "SECTION 11(A)(II) EVENT"), all Rights that are, or under certain circumstances specified in the Rights Agreement were, beneficially owned by an Acquiring Person will be null and void. A "SPECIAL VOTE" of the Board of Directors is approval by both a majority of the Continuing Directors and a majority of the entire Board, including the Continuing Directors.

Exercise of the Rights to Purchase Common Stock of An Acquiring Company.  In the
------------------------------------------------------------------------
event that, at any time following the Stock Acquisition Date, (i) the Company is merged or consolidated with another company in a business combination transaction in which the Company is not the surviving corporation or in which the Company is the surviving corporation and all or part of the Common Stock of the Company is exchanged for stock of any other person, cash or any other property (other than a merger which follows an offer described in the preceding paragraph), or (ii) more than 50% of the assets or earning power of the Company and its subsidiaries (taken as a whole) is sold or transferred, then each holder of a Right (except Rights which previously have been voided as set forth above) shall thereafter have the right to exercise the Right for common stock of the acquiring company having a value equal to two times the Exercise Price of the Right. (An event described in this paragraph is a "SECTION 13 EVENT.")

Adjustment of Number of Rights, Purchase Price and Number of Units of Preferred
-------------------------------------------------------------------------------
Stock.  The Exercise Price payable and/or the number of shares of Preferred
-----
Stock or other securities or property issuable upon exercise of the Rights are subject to proportionate adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of the Preferred Stock, (ii) in the event holders of the Preferred Stock are granted certain rights or warrants to subscribe for Preferred Stock or convertible securities at less than the current market price of the Preferred Stock, or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to above). If at any time after the Rights Dividend Declaration Date and prior to the Distribution Date the Company declares a stock dividend on, subdivides or combines the outstanding shares of Common Stock, the number of Rights associated with each share of Common Stock shall be proportionately adjusted.

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

ITEM 6.   SELECTED FINANCIAL DATA

The financial data included in the table for the five years ended December 31, 1996 have been derived from financial statements audited by the Company's independent accountants, Deloitte & Touche LLP. This data was restated for prior years to reflect the discontinuation of the Company's General Dental Practices (see Note 2 of the Consolidated Financial Statements). Additionally, effective January 1, 1996, the Company adopted a preferable method of recognizing orthodontic revenues which better matches revenues and expenses over the life of an orthodontic contract (see Note 1 of the Consolidated Financial Statements). This data should be read in conjunction with such financial statements and notes thereto, and ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS."

Selected Operating, Statistical and Balance Sheet Data
------------------------------------------------------

Year Ended December 31                       1996       1995       1994       1993       1992
----------------------------------------------------------------------------------------------
Operating data (in $000's except
 income per share):
------------------------------------
Health care revenues                       $80,990    $67,082    $60,114    $56,354    $55,842
                                           -------    -------    -------    -------    -------
Expenses:
 Health care services                       59,566     49,743     43,155     38,705     38,844
 Selling, general and administrative        16,292     13,451     12,178     11,573     10,189
                                           -------    -------    -------    -------    -------
              Total expenses                75,858     63,194     55,333     50,278     49,033
                                           -------    -------    -------    -------    -------
   Operating income                          5,132      3,888      4,781      6,076      6,809
 Other income                                  984      1,286      1,026        690        811
 Interest expense                             (485)         -         (3)         -          -
                                           -------    -------    -------    -------    -------
   Income from continuing operations
    before provision for income
    taxes, cumulative effect and
    discontinued operations                  5,631      5,174      5,804      6,766      7,620
 Income taxes                                2,218      1,968      2,262      2,456      2,972
                                           -------    -------    -------    -------    -------
   Income from continuing operations
    before cumulative effect of a change in
    accounting principle and discontinued
    operations                               3,413      3,206      3,542      4,310      4,648
 Cumulative effect of change in
  accounting principle, net                    824          -          -          -          -
                                           -------    -------    -------    -------    -------
 Income before discontinued operations       4,237      3,206      3,542      4,310      4,648
   Loss from discontinued operations        (1,185)      (818)    (2,250)      (348)      (727)
                                           -------    -------    -------    -------    -------
 Net income                                $ 3,052    $ 2,388    $ 1,292    $ 3,962    $ 3,921
                                           =======    =======    =======    =======    =======
 Income per share
   Income from continuing operations
    before cumulative effect of a change
    in accounting principle and
    discontinued operations                  $0.69    $  0.68    $  0.73    $  0.90    $  0.99
 Cumulative effect of change in
  accounting principle                        0.17       0.00       0.00       0.00       0.00
Loss from discontinued operations            (0.24)     (0.17)     (0.46)     (0.07)     (0.16)
                                           -------    -------    -------    -------    -------
 Net income                                  $0.62    $  0.51    $  0.27    $  0.83    $  0.83
                                           =======    =======    =======    =======    =======
 Weighted average shares outstanding
  (000's)
 Primary                                     4,939      4,623      4,852      4,793      4,711
                                           =======    =======    =======    =======    =======
 Fully Diluted                               4,940      4,725      4,852      4,793      4,711
                                           =======    =======    =======    =======    =======

Statistical Data:
-----------------
 Membership (000's)                            983        761        721        664        648
 Clients                                     5,000      2,661      2,086      1,665      1,250
 Employees                                     461        458        432        387        333
 Managed dental offices                      4,200      3,291      2,902      2,532      2,274
 PPO dental offices                          8,600      9,706      5,765          -          -
 Guards dental offices                          27         33         30         29         23

------------------------------------------------------------------

Year Ended December 31                 1996      1995      1994      1993      1992
-------------------------------------------------------------------------------------
Balance Sheet Data (in $000's):
-------------------------------
 Cash and short-term investments      $ 9,807   $14,746   $ 8,661   $17,869   $14,771
 Current assets                        23,751    23,576    12,378    20,903    17,456
 Current liabilities                   11,633     5,941     3,043     2,107     1,362
 Long-term debt                        19,086         -         -         -         -
 Stockholder's equity                  35,200    31,929    27,469    27,224    22,763
 Total assets                          68,116    38,343    30,792    29,917    24,808

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, management's discussion and analysis below includes certain forward-looking statements, including those related to the Company's growth and strategies, future operating results and financial position as well as economic and market events and trends. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of various factors, including competition, changes in health care regulations, levels of utilization of dental care services, new technologies, rising dental care costs and other risks and uncertainties as described above under "RISK FACTORS." The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

                                              1996        1995         1994
                                             Versus      Versus       Versus
Results of operations (000's omitted)         1995        1994         1993
-----------------------------------------------------------------------------
Health care revenues                        $13,908     $ 6,968      $ 3,760

Percentage change                              20.7%       11.6%         6.7%
-----------------------------------------------------------------------------
Membership enrollment                           222          40           57

Percentage change                              29.2%        5.5%         8.6%
-----------------------------------------------------------------------------
Health care expenses                        $ 9,823     $ 6,588      $ 4,450

Percentage change                              19.7%       15.3%        11.5%

Percent of revenues                            73.5%       74.2%        71.8%
-----------------------------------------------------------------------------
Selling, general and
 administrative expenses                    $ 2,841     $ 1,273      $   605

Percentage change                              21.1%       10.5%         5.2%

Percent of revenues                            20.1%       20.1%        20.3%
-----------------------------------------------------------------------------
Other income, net                           $  (302)    $   260      $   336

Percentage change                             (23.5%)      25.3%        48.7%

Percent of revenues                             1.2%        1.9%         1.7%
-----------------------------------------------------------------------------
Interest expense                            $   485     $    (3)     $     3

Percentage change                               N/A      (100.0%)        N/A

Percent of revenues                             0.6%         --           --
-----------------------------------------------------------------------------
Income from continuing operations before
 cumulative effect of a change in
 accounting principle and discontinued
 operations                                 $   207     $  (336)     $  (768)

Percentage change                               6.5%       (9.5%)      (17.8%)
-----------------------------------------------------------------------------

                                              1996        1995         1994
                                             Versus      Versus       Versus
Results of operations (000's omitted)         1995        1994         1993
-------------------------------------------------------------------------------
Loss from discontinued operations, net
 of gain on sale of dental offices, net      $  (367)    $ 1,432      $(1,902)

Percentage change                              (44.9%)      63.6%      (546.6%)
-------------------------------------------------------------------------------
Net income                                   $   664     $ 1,096      $(2,670)

Percentage change                               27.8%       84.8%       (67.4%)
-------------------------------------------------------------------------------

1996 Versus 1995
----------------

After restating the Company's financial statements to reflect the discontinuation of the Company's General Dental Practices, and for the adoption of a change in accounting principle (see Notes 1 and 2 of the Consolidated Financial Statement), the Company's revenues for the twelve months ended December 31, 1996, were $80,990, or a 20.7% increase on a 29.2% membership increase over the corresponding period a year ago. These increases included the impact on revenues and membership for the acquisition of First American completed September 27, 1996. Excluding the impact of the acquisition, revenues for the same period indicated above increased 16.3% on a 6.0% increase in membership. The revenue increases were a result of the following two elements. First is the managed care growth attributable to new small and mid-size clients, cross-selling of product offerings to existing clients and moderate price increases to renewing clients. The second area of revenue growth is from the Company's orthodontic practices, which grew by 30.5% due primarily to an increase in orthodontic starts which was greater in 1996 than in 1995, as well as the impact in the current year of the change in accounting principle for recognizing orthodontic revenues. The cumulative effect of the change in accounting principle as of January 1, 1996 was not reflected as an element of revenues in 1996.

Health care expenses for the twelve months ended December 31, 1996 increased $9,823, or 19.7%. Health care expense as a percentage of health care revenues improved by 0.7% from 74.2% of revenues for the twelve months ended December 31, 1995, to 73.5% for the same period in 1996. This was primarily due to the acquisition of First American on September 27, 1996, which has a lower health care cost as a percent of revenues. The Company also realized improvements in health care cost ratios for the managed care business, prior to acquisition, offset by an increase in the estimated liability for claim costs processed through the Company's indemnity dental system as well as the selected disenrollment of less profitable clients based on actuarial reviews of plan designs and utilization. The orthodontic practices reflected an improvement in health care cost ratios due primarily to the effect of the change in accounting principle on revenues.

General and administrative expenses for the twelve months ended December 31, 1996, increased $2,841, or 21.1%. This was due primarily to the acquisition of First American. The acquisition had a slightly higher ratio of general and administrative expenses to revenues than the Company had prior to the acquisition. In addition, the goodwill expense of $312 attributable to the acquisition for the period following the purchase on September 27, 1996, is included in general and administrative expenses. Excluding the impact of the acquisition and the associated goodwill expense, the ratio of general and administrative expenses to revenues improved slightly to 19.0% from 20.1% for the twelve months ended December 31, 1996, compared to the same period of 1995.

Interest income declined to $984 from $1,286 due to lower balances of cash and investments. The Company entered into a credit agreement during 1996 to facilitate the acquisition of First American, resulting in interest expense of $485.

The operating results, net of taxes, of the discontinued General Dental Practices for the twelve months ended December 31, 1996, reflect a net loss of $2,863, net of an after tax deferred loss of $621. This compares to a net after tax loss of $818 for the same period in 1995. This loss was offset by an after tax gain of $1,678 on the sale of four General Dental Practices during 1996, for a net after tax loss of $1,185 for 1996.

The cumulative effect, after taxes, of the change in accounting principle, adopted as of January 1, 1996, increased net income by $824. Net income increased due to the above factors.

1995 Versus 1994
----------------

Health care revenues increased as a result of sales to new small and mid-size clients and increased revenue from the Company's indemnity insurance subsidiary. Membership enrollment increased to 761,000 primarily from sales to new small and mid-size group clients and an increase in the number of persons covered under various dental indemnity insurance products offered by the Company's insurance subsidiary.

Health care expense increased primarily due to increased capitation and increased indemnity benefits paid to insureds directly related to increased premium revenue. Health care expense also increased due to increased claims and claims reserve costs associated with the implementation of a number of new indemnity benefit programs offered by the Company's indemnity insurance subsidiary, geographic expansion, and to a lesser extent, the expansion of the Company's Preferred Provider Organization operations. General and administrative expenses increased at a lower rate due to increased operating efficiencies. Selling expenses increased primarily due to higher costs in the distribution of the Company's products through insurance related sources.

Pro forma operating losses for the discontinued General Dental Practices for the twelve months ended December 31, 1995, decreased due primarily to increases in revenues and more favorable costs related to the increased revenues in the dental offices.

Other income increased due to the favorable disposition by the Company of certain equity investments and dividend income. Net income increased due to the above factors.

1994 Versus 1993
----------------

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

Health care expenses increased primarily due to increases in capitation payments to participating providers in direct correlation with the increase in premium revenues. Health care expenses, as a percentage of revenues, increased primarily due to the increase in payments made to providers of care under the Company's indemnity insurance program, along with an increase in the reserve established for incurred but not reported claims.

General and administrative expenses remain virtually the same notwithstanding an increase in revenue and the number of persons to whom benefits were provided. Selling expenses increased primarily due to an increase in sales and marketing activities, along with an increase in the number of persons employed by the Company in sales and marketing positions. Selling, general and administrative expenses declined as a percentage of revenue due to increased efficiencies within the Company's administrative operations.

Pro forma operating losses for the discontinued General Dental Practices for the twelve months ended December 31, 1994, increased due to increased costs associated with the opening of new company-owned general dental offices.

Other income increased as a result of an increase in the Company's investment portfolio which was realized in 1994. Net income declined as a result of the above factors.

General
-------

Both the Company's California dental plan and the orthodontic practices contribute substantially all of the Company's operating earnings. Additionally, in 1996, the dental plans in each state all contributed positively towards operating earnings. Management believes that each state plan is capable of being profitable once targeted enrollment levels are attained and stable provider panels are in place. The Company's indemnity insurance subsidiary experienced a loss in 1996 primarily due to the increase in the estimated liability for claims costs.

The Company's ability to attract clients is affected by revisions in employee benefit programs, fluctuations in employment levels, increasing market competition and other factors. The orthodontic practices ability to bolster revenue from non-plan patients is dependent upon continued quality care, marketing efforts and their ability to compete in the orthodontic dental care environment. The Company's ability to increase revenues depends on many factors including existing and emerging competition. There can be no assurance that the Company's revenues will continue to increase.

Liquidity and Capital Resources
-------------------------------

The Company's business has not been capital intensive. The Company's operational cash requirements have been met principally from operating cash flows and this is expected to continue.

At December 31, 1996 and December 31, 1995, the current ratio was 2.0 to 1.0 and
4.0 to 1.0, respectively. The Company's net worth was $35.2 million compared to $31.9 million the previous year. The Company had $9.8 million and $14.7 million of cash and short-term investments as of December 31, 1996 and December 31, 1995, respectively. As a result of its regulated nature, the Company is required to maintain various regulatory bank accounts in an aggregate amount of approximately $6.3 million to satisfy depository requirements imposed by state regulatory agencies. Due to the significant cash and short-term investments maintained by the Company, these requirements do not pose a significant liquidity burden on the Company. The Company believes that cash flow from continuing operations, together with the existing cash and short-term investments on hand, and other available sources of financing, should be adequate to meet operating capital and regulatory needs for the foreseeable future.

Credit Facilities
-----------------

In September 1996, the Company established a $30 million bank loan with Bank of America which provides for a $22 million reducing revolving acquisition sub-facility and an $8 million revolving working capital sub-facility. The Company utilized $19 million of the reducing revolving acquisition sub-facility to fund the acquisition of First American. The reducing revolving acquisition sub-facility may also be used to fund other acquisitions while the working capital sub-facility may be used for ongoing working capital needs of the Company. The loan has a maturity date of March 31, 2002, and requires that the acquisition sub-facility commitment amount be reduced quarterly in accordance with a set schedule. The interest rate for the loan was established at the LIBOR rate plus between 1.75% and 2%, depending upon the total funded debt compared to the trailing four quarters EBITDA. The loan is secured by a first priority security interest in all of the personal property, including accounts receivable, fixed assets and intangibles of the Company, a pledge of the stock of all of the Company's subsidiaries now owned or hereafter formed or acquired, a negative pledge on all of the assets of the Company's subsidiaries, and a negative pledge on the real property owned by the Company.

Impact of Inflation
-------------------

Management believes that the Company's operations are not materially affected by inflation. The Company believes that a majority of its costs are capitated or fixed in nature and are directly related to membership levels, and therefore related to premium levels.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and the related Notes and Schedules thereto filed as part of this 1996 Annual Report on Form 10-K are listed on the accompanying Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two (2) most recent fiscal years, there have been no changes in the Company's independent auditors or disagreements with such auditors on accounting principles or practices or financial statement disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 set forth in the table, the notes thereto and the paragraphs thereunder, under the caption "ELECTION OF DIRECTORS" in the Company's Proxy Statement for its Annual Meeting of Stockholders, set for May 22, 1997, is incorporated herein by reference. Additional information related to Item 10 appears in Part I (c) of this 1996 Annual Report on Form 10-K under the caption "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT," which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the section "COMPENSATION OF EXECUTIVE OFFICERS" in the Company's Proxy Statement for its Annual Meeting of Stockholders, set for May 22, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the section "SECURITY OWNERSHIP OF MANAGEMENT", and "PRINCIPAL STOCKHOLDERS" in the Company's Proxy Statement for its Annual Meeting of Stockholders, set for May 22, 1997

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from "Certain Transactions" in the Company's Proxy Statement for its Annual Meeting of Stockholders, set for May 22, 1997.

                                    PART IV


        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(a) (1) - (2)
   AND (d).              FINANCIAL STATEMENTS AND FINANCIAL SCHEDULE

The consolidated financial statements and financial statement schedules of SafeGuard Health Enterprises, Inc. filed as part of this 1996 Annual Report on Form 10-K are listed in the accompanying Index to Financial Statements on Page F-1.

ITEM 14(a) (3) AND (c).  EXHIBITS

An "Exhibit Index" has been filed as part of this 1996 Annual Report on Form 10-K beginning on Page E-1. All Exhibits, are either attached hereto or are on file with the Securities and Exchange Commission.

ITEM 14(b).              REPORTS ON FORM 8-K

Reports on Form 8-K concerning the acquisition of First American were filed with the Securities and Exchange Commission on August 26, 1996 and October 9, 1996, respectively. The Reports on Form 8-K mentioned in this Item 14(b), are hereby incorporated herein to this 1996 Annual Report on Form 10-K for the period ended December 31, 1996, as is set forth in full herein.

________________________________________________________________________________

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on the 26th day of March, 1997.

                                  SAFEGUARD HEALTH ENTERPRISES, INC.


                                  STEVEN J. BAILEYS,D.D.S.
                                  ------------------------
                                  STEVEN J. BAILEYS,D.D.S.,
                                  Chairman of theBoard and
                                  Chief Executive Officer
                                  (Principal Executive Officer)

                                  THOMAS C. TEKULVE
                                  -----------------
                                  THOMAS C. TEKULVE
                                  Vice President and Chief Financial Officer
                                  (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                               POWER OF ATTORNEY

We, the undersigned directors and officers of SafeGuard Health Enterprises, Inc., and each of us, do hereby constitute and appoint Steven J. Baileys, D.D.S. and/or Ronald I. Brendzel, as our true and lawful attorneys and agents, each with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated above, which said attorneys and agents, or any one of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection with this 1996 Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that the said attorneys and agents, or their substitute or substitutes, or any one of them, shall do or cause to be done by virtue hereof.

Signature                                Title                          Date
STEVEN J. BAILEYS, D.D.S.       Chairman of the Board and          March 26, 1997
--------------------------      Chief Executive Officer
STEVEN J. BAILEYS, D.D.S.


JOHN E. COX                     President, Chief Operating         March 26, 1997
--------------------------      Officer and Director
JOHN E. COX


RONALD I. BRENDZEL              Senior Vice President, General     March 26, 1997
--------------------------      Counsel, Secretary and Director
RONALD I. BRENDZEL


MICHAEL M. MANN                 Director                           March 26, 1997
--------------------------
MICHAEL M. MANN


WILLIAM E. MCKENNA              Director                           March 26, 1997
--------------------------
WILLIAM E. MCKENNA

GEORGE H. STEVENS               Director                           March 26, 1997
--------------------------
GEORGE H. STEVENS


BRADFORD M. BOYD, D.D.S         Director                           March 26, 1997
--------------------------
BRADFORD M. BOYD, D.D.S.


                                 EXHIBIT INDEX

EXHIBIT
 NUMBER   DESCRIPTION
-------   -----------
2.1       Plans of Acquisition#
3.1       Articles of Incorporation****
3.2       Bylaws****
10.1      1984 Stock Option Plan***
10.2      Stock Option Plan Amendment*
10.3      Stock Option Plan Amendment+
10.4      Stock Option Plan Amendment++
10.5      Amended Stock Option Plan
10.6      Corporation Grant Deed, dated December 21, 1984, relating to a property located at 505 North Euclid Avenue, Anaheim, California**
10.7      Employment Agreement, as Amended, dated May 25, 1995, between Steven J.
           Baileys, D.D.S. and the Company.+++
10.8      Employment Agreement, as Amended, dated May 25, 1995, between Ronald I. Brendzel and the Company.+++
10.9      Employment Agreement dated May 25, 1995, between John E. Cox and the Company.+++
10.10     Employment Agreement dated May 25, 1995, between Wayne K. Butts and the Company.+++
10.11     Form of Rights Agreement, dated as of March 22, 1996, between the Company and American Stock Transfer and Trust Company, as Rights Agent.+++
10.12     Employment Agreement dated January 5, 1997, between Herb J. Kaufman, D.D.S. and the Company.
10.13     Credit Agreement dated September 25, 1996, between Bank of America
           National Trust and Savings Association and the Company.#
18.0      Independent Auditors' Preferability Letter for Change in Accounting Method
21.1      Subsidiaries of the Company
23.1      Independent Auditors' Consent
24.1      Power of Attorney (Reference is made to Page 31 of the Report)
27.1      Financial Data Schedule

_____________

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

**** Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1987.
+ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1989.
++ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1992.
+++ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1995.
# Incorporated by reference herein to Exhibit D filed as an exhibit to the Company's Report on Form 8-K dated September 27, 1996.
## Incorporated by reference herein to Exhibit E filed as an exhibit to the Company's Report on Form 8-K dated September 27, 1996.

                       SAFEGUARD HEALTH ENTERPRISES, INC.

                          SUBSIDIARIES OF THE COMPANY



The subsidiaries of SafeGuard Health Enterprises, Inc., a Delaware corporation, are as follows:

1.   SafeGuard Health Plans, Inc., an Arizona corporation
2.   SafeGuard Health Plans, Inc., a California corporation
3.   SafeGuard Health Plans, Inc., a Colorado corporation
4.   SafeGuard Health Plans, Inc., an Illinois corporation
5.   SafeGuard Health Plans, Inc., a Kansas corporation
6.   SafeGuard Health Plans, Inc., a Kentucky corporation
7.   SafeGuard Health Plans, Inc., a Missouri corporation
8.   SafeGuard Health Plans, Inc., a Nevada corporation
9.   SafeGuard Health Plans, Inc., an Ohio corporation
10.  SafeGuard Health Plans, Inc., an Oklahoma corporation
11.  SafeGuard Health Plans, Inc., an Oregon corporation
12.  SafeGuard Health Plans, Inc., a Texas corporation
13.  SafeGuard Health Plans, Inc., a Utah corporation
14.  SafeGuard Health Plans, Inc., a Washington corporation
15.  Guards Dental, Inc., a California corporation
     (A wholly owned subsidiary of SafeGuard Health Plans, Inc., a
      California corporation)
16.  SafeHealth Life Insurance Company, a California corporation
17.  First American Dental Benefits, Inc., a Texas corporation
18.  Imprimis Practice Management Company, Inc., a Delaware corporation


                                  Exhibit 21.1

                      SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

                                                            Page
                                                            ----
Independent Auditors' Report...............................  F-2


Financial Statements

   Consolidated Statements of Financial Position...........  F-3

   Consolidated Statements of Income.......................  F-4

   Consolidated Statements of Stockholders' Equity.........  F-5

   Consolidated Statements of Cash Flows...................  F-6

   Notes to Consolidated Financial Statements..............  F-7 to F-20

Financial Statement Schedule

          Schedule I - Valuation and Qualifying Accounts...  F-21


All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of SafeGuard Health Enterprises, Inc.:

We have audited the accompanying consolidated statements of financial position of SafeGuard Health Enterprises, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule, listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SafeGuard Health Enterprises, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for recognizing revenue relating to providing orthodontic health care services.


DELOITTE & TOUCHE LLP


Costa Mesa, California
March 28, 1997

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    ($000'S OMITTED, EXCEPT FOR SHARE DATA)

December 31,                                 1996        1995
---------------------------------------------------------------
ASSETS

Current assets:
   Cash                                    $    706    $    506
   Investments available for sale, at
    estimated fair value                      6,420      14,038
   Investments held to maturity, at cost      2,681         202
   Accounts and notes receivable, net of
      allowances of $531 in 1996 and
       $260 in 1995                           6,375       3,419
   Income taxes receivable                       44          45
   Prepaid expenses and other current
    assets                                    1,110         723
   Deferred income taxes                        165         262
   Net assets of discontinued operations      6,250       4,381
                                           --------    --------
              Total current assets           23,751      23,576
                                           --------    --------

   Property and equipment, net               11,841      10,221
   Investments held to maturity, at
    amortized cost                            3,631       4,073
   Notes receivable - long-term               3,125           -
   Other assets                                 231         226
   Goodwill, net of accumulated
    amortization of $134 in 1996             21,786           -
   Intangibles and covenant not to
    compete, net of accumulated
    amortization of $1,431 in 1996
    and $1,237 in 1995                        3,751         247
                                           --------    --------
                                           $ 68,116    $ 38,343
                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt       $  2,000    $      -
   Current portion of note payable            1,192           -
   Accounts payable and accrued expenses      4,759       3,683
   Reserves for incurred but not
    reported claims                           3,130       2,063
   Deferred revenue                             552         195
                                           --------    --------
             Total current liabilities       11,633       5,941
                                           --------    --------

   Long-term debt                            17,000           -
   Note payable                               2,086           -
   Deferred income taxes                      1,784         473
   Accrued compensation agreement               413           -

   Commitments and contingencies (Notes
    6 and 10)

   Stockholders' equity:
    Preferred stock - $.01 par value;
     1,000,000 shares
       authorized; no shares issued or
       outstanding                                -           -
    Common stock - $.01 par value;
     30,000,000 shares authorized;
       4,707,000 in 1996 and 4,695,000
       in 1995 shares outstanding,
       stated at                             21,255      21,092
   Retained earnings                         32,165      29,113
   Net unrealized loss on investments
    available for sale, net of deferred
    taxes                                       (97)       (153)
   Treasury stock, at cost                  (18,123)    (18,123)
               Total stockholders' equity    35,200      31,929
                                           --------    --------
                                           $ 68,116    $ 38,343
                                           ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    ($000'S OMITTED, EXCEPT PER SHARE DATA)

Year ended December 31,                      1996       1995       1994
------------------------------------------------------------------------
Health care revenues                       $80,990    $67,082    $60,114

Expenses:
  Health care services                      59,566     49,743     43,155
  Selling, general and administrative       16,292     13,451     12,178
                                           -------    -------    -------
               Total expenses               75,858     63,194     55,333
                                           -------    -------    -------

Operating income                             5,132      3,888      4,781

Other income                                   984      1,286      1,026
Interest expense                              (485)         -         (3)
                                           -------    -------    -------

Income from continuing operations
 before provision for income
 taxes, cumulative effect and
 discontinued operations                     5,631      5,174      5,804
Provision for income taxes                   2,218      1,968      2,262
                                           -------    -------    -------

Income from continuing operations
 before cumulative effect of a change
 in accounting principle and
 discontinued operations                     3,413      3,206      3,542

Cumulative effect of change in
 accounting principle, net of
 income taxes of $536 in 1996                  824          -          -
                                           -------    -------    -------

Income before discontinued operations        4,237      3,206      3,542
                                           -------    -------    -------

Discontinued operations:
  Loss from dental operations to be
  disposed of (net of after tax
  deferred loss of $621 and net of
  income tax benefits of
  $1,861 in 1996, $522 in 1995, and
  $1,437 in 1994)                           (2,863)      (818)    (2,250)

  Gain on disposal of dental practices
  (net of income taxes of
  $1,095 in 1996)                            1,678          -          -
                                           -------    -------    -------

Loss from discontinued operations           (1,185)      (818)    (2,250)
                                           -------    -------    -------

Net income                                 $ 3,052    $ 2,388    $ 1,292
                                           =======    =======    =======

Earnings per share:

  Income from continuing operations
   before cumulative effect of
   a change in accounting principle
   and discontinued operations             $  0.69    $  0.68    $  0.73

  Cumulative effect of change in
   accounting principle                       0.17       0.00       0.00

  Loss from discontinued operations          (0.24)     (0.17)     (0.46)
                                           -------    -------    -------

  Net income                               $  0.62    $  0.51    $  0.27
                                           =======    =======    =======

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               ($000's OMITTED)

                                                                                                      Net
                                                                                                      Unrealized
                                                                                                      Loss on
                                                                                                      Investment
                                    Number of Shares                                                  Securities
                                    ----------------         Common    Retained     Treasury          Available
                                 Common         Treasury     Stock     Earnings     Stock             For Sale               Total
-----------------------------------------------------------------------------------------------------------------------------------
January 1, 1994                  7,669           (3,128)    $18,536    $25,433      $(16,745)         $        -            $27,224
  Net income                                                             1,292                                                1,292
  Stock repurchases for
    treasury                                        (146)                             (1,378)                                (1,378)

  Exercise of stock
    options (including
    tax benefits of $270)           70                          676                                                             676
  Net unrealized loss on
    investment securities
    available for sale                                                                                      (345)              (345)
                                 -----           ------     -------    -------      --------          ----------            -------
December 31, 1994                7,739           (3,274)     19,212     26,725       (18,123)               (345)            27,469
  Net income                                                             2,388                                                2,388
  Exercise of stock
    options (including
    tax benefits of $595)          230                        1,880                                                           1,880
  Net unrealized gain on
    investment securities
    available for sale                                                                                       192                192
                                 -----           ------     -------    -------      --------          ----------            -------
December 31, 1995                7,969           (3,274)     21,092     29,113       (18,123)               (153)            31,929
  Net income                                                             3,052                                                3,052
  Exercise of stock
    options (including
    tax benefits of $33)            12                          163                                                             163
  Net unrealized gain on
    investment securities
    available for sale                                                                                        56                 56
                                 -----           ------     -------    -------      --------          ----------            -------
December 31, 1996                7,981           (3,274)    $21,255    $32,165      $(18,123)         $      (97)           $35,200
                                 =====           ======     =======    =======      ========          ==========            =======

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($000's OMITTED)

Year ended December 31,                                                             1996        1995       1994
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                     $  3,052    $  2,388    $  1,292
  Adjustments to reconcile net income to net cash provided
   by continuing operations:
     Loss from discontinued operations                                              4,719       1,334       3,686
     Gain on disposal of discontinued dental practices                             (2,766)          -           -
     Gain on sale of property and equipment                                            (7)        (23)          -
     Depreciation and amortization                                                  2,350       1,602       1,440
     Deferred income taxes                                                          1,408         178        (116)
     Changes in operating assets and
      liabilities:
         Accounts and current notes receivable, net                                (3,199)     (1,245)       (380)
         Income taxes receivable                                                       34         805         167
         Prepaid expenses and other current assets                                   (419)         12         (57)
         Accounts payable and accrued  expenses                                      (111)      1,717         563
         Deferred revenue                                                             357         (33)       (103)
         Reserves for incurred but not reported claims                              1,067       1,214         476
                                                                                 --------    --------    --------
             Net cash provided by continuing operations                             6,485       7,949       6,968
             Net cash used in discontinued operations                              (5,615)     (2,411)     (3,798)
                                                                                 --------    --------    --------
             Net cash provided by operating activities                                870       5,538       3,170
                                                                                 --------    --------    --------
Cash flows from investing activities:
  Purchase of investments available for sale                                      (14,218)    (11,913)    (20,070)
  Proceeds from sales/maturity of investments available for sale                   21,892       2,965      25,855
  Purchase of investments held to maturity                                         (5,977)     (2,680)     (4,532)
  Proceeds from maturity of investments held to maturity                            3,940       8,174         510
  Purchases of property and equipment                                              (2,672)     (1,446)       (378)
  Capital expenditures of discontinued operations                                  (2,027)     (1,953)     (3,905)
  Proceeds from sale of property and equipment                                          7          33           -
  Cash paid for business acquired                                                 (20,320)          -           -
  Additions to intangibles and other assets                                          (127)          -         (48)
                                                                                 --------    --------    --------
              Net cash used in investing activities                               (19,502)     (6,820)     (2,568)
                                                                                 --------    --------    --------
Cash flows from financing activities:
  Stock repurchases                                                                     -           -      (1,378)
  Proceeds from long-term debt                                                     19,000           -           -
  Proceeds from exercise of stock options                                             130       1,285         406
  Payments on notes payable                                                          (298)          -           -
                                                                                 --------    --------    --------
              Net cash provided by (used in) financing activities                  18,832       1,285        (972)
                                                                                 --------    --------    --------
Net increase (decrease) in cash                                                       200           3        (370)
Cash at beginning of year                                                             506         503         873
                                                                                 --------    --------    --------
Cash at end of year                                                              $    706    $    506    $    503
                                                                                 ========    ========    ========
Supplemental disclosure of non-cash activities:
  Tax benefit from exercise of stock options                                     $     33    $    595    $    270
  Conversion of debt securities to equity securities                             $      -    $    348    $      -

Supplementary information:
  Cash paid during the year for:
             Interest                                                            $    485    $      -    $      3
             Income taxes                                                        $    619    $    586    $    823
Purchase of business acquired (Note 1):
  Fair value of assets acquired                                                  $ 25,697           -           -
  Less: cash acquired                                                                (201)          -           -
  Less: note payable issued                                                        (3,576)          -           -
  Less: liabilities assumed                                                        (1,200)          -           -
                                                                                 --------    --------    --------
  Cash paid for business acquired                                                $ 20,320           -           -
                                                                                 ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------

SafeGuard Health Enterprises, Inc., a Delaware corporation (the "Company"), is a holding company that manages what is, collectively, one of the largest publicly-traded managed care dental plans in the United States. Operations are conducted through wholly-owned subsidiaries in thirteen states. The Company was founded as a nonprofit entity in California in 1974 and converted to a for-profit entity at the end of 1982. Since then, the Company has expanded its operations into Arizona, Colorado, Illinois, Kansas, Missouri, Nevada, Ohio, Oklahoma, Oregon, Texas, Utah and Washington. The Company is also authorized to operate in Kentucky. In 1992, the Company acquired a California-based indemnity insurance company licensed to transact insurance business in the states of Arizona, California, Colorado, Missouri, Oregon and Texas. Since then, the Company expanded its operations by qualifying its indemnity insurance company to transact the business of insurance in the states of Illinois, Kansas, Maryland, Nevada, Ohio and Wisconsin. In 1996, the Company acquired a Texas-based managed dental care company.

The Company provides managed care and indemnity dental benefits for approximately 983,000 members, through a panel of primary care dental offices and specialists, and a Preferred Provider Organization panel. At December 31, 1996, the Company also operates 27 dental offices in California under the name Guards Dental, Inc. ("Guards"). Guards offices are part of the Company's panel of dental providers and offer dental services to plan members and non-plan patients. (See Note 2).

Basis of Consolidation
----------------------

The consolidated financial statements include all the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue and Cost Recognition
----------------------------

Premiums collected for health care revenues are recognized in the period for which the member is entitled to service. Related costs for health care services are expensed in the period the Company provides such service.

Change in Revenue Recognition for Orthodontic Services
--------------------------------------------------------

On January 1, 1996, the Company changed its method of recognizing revenues relating to providing orthodontic healthcare services to the proportional performance method. This change in method of revenue recognition results in revenues being recognized based on the ratio of costs incurred to total estimated costs, which better matches revenues and expenses over the life of an orthodontic contract. Previously, the Company recognized revenue on a contracted basis. The Company believes this method provides for a better matching of expenses to revenues over the life of each individual orthodontic contract. As a result, the Company has recorded a total earned but unbilled receivable of approximately $2.6 million, which is included in accounts and notes receivable on the accompanying consolidated statements of financial position. Of this amount, $1.35 million represents a cumulative effect, ($824,000 net of taxes, or $.17 per share) as of January 1, 1996. Due to changes in the Company's orthodontic business practices, estimation of the effect of the change in accounting principle for recognition of orthodontic revenue is not determinable for the years ended December 31, 1995 and 1994.

Investments
-----------

In accordance with the Statement of Financial Accounting Standards No. 115 ("FAS 115"), Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its investment portfolio into "available-for-sale" and "held-to-maturity" categories. Investments classified as available-for-sale are carried at fair value, and unrealized gains or losses, net of applicable income taxes, are reported in a separate caption of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In 1996, the Company recorded net unrealized gains of $92,000 and increased stockholders' equity by $56,000 (net unrealized gains less deferred income taxes of $36,000) at December 31, 1996.

Investments consist principally of variable rate interest-bearing tax-exempt investments, taxable bonds, equity securities, treasury bills and notes, and certificates of deposit with original maturities greater than three months. The adjusted cost of specific securities sold is used to compute the gain or loss on sale of investments.

Fair Value of Financial Instruments
-----------------------------------

The Company's balance sheet includes the following financial instruments: cash, accounts and notes receivable, accounts payable and long-term debt. The Company considers the carrying amounts in the financial statements to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization for current items and the yields on long-term notes reflect estimated current market yields. The fair value of the Company's bank loan approximated its carrying value.

Property and Equipment
----------------------

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

Intangibles
-----------

License acquisition costs associated with the purchase of an indemnity insurance company in October 1992 are amortized over a 20 year period. Goodwill related to the acquisition of First American Dental Benefits, Inc. ("First American") in September 1996 is being amortized over a period of 40 years. The covenant not to compete related to the acquisition of First American is being amortized over a five year period. The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful lives or the recoverability of the remaining balance of its intangibles. At December 31, 1996, the Company's management believed that no material impairment of goodwill or other intangible assets existed.

Income Taxes
------------

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("FAS 109"), Accounting for Income Taxes.

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

401(k) Plan
-----------

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

Use of Estimates in Preparation of Financial Statements
-------------------------------------------------------

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

Net Income Per Share
--------------------

Primary and fully diluted earnings per share for the years ended December 31, 1996, 1995, and 1994 were computed by dividing net income by 4,940,000, 4,725,000 and 4,852,000 shares, respectively, which were the weighted average numbers of outstanding common shares and common share equivalents (stock options using the treasury stock method) during the respective periods.

Regulatory Requirements and Restricted Deposits
-----------------------------------------------

Pursuant to various state regulations, certain of the Company's subsidiaries are required to hold restricted deposits. As of December 31, 1996 and December 31, 1995, the Company held restricted deposits of $6.3 million and $6.1 million, respectively. Additionally, the Company is required to maintain minimum capital and surplus balances. As of December 31, 1996 and December 31, 1995, these subsidiaries were in compliance with all regulatory requirements.

Reclassifications
-----------------

Certain amounts have been reclassified in prior years to conform with the financial statement presentation for the year ended December 31, 1996.

Recent Accounting Pronouncements
--------------------------------

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which became effective for fiscal years beginning after December 15, 1995. FAS 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The statement also requires that assets to be disposed of should be written down to fair value less selling costs. The Company adopted this statement in fiscal year 1996 as required, and its adoption did not have a significant effect on the Company's financial position or results of operations.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, which requires adoption of the disclosure provisions no later than years beginning after December 15, 1995 and the adoption of the recognition and measurement provisions for non-employee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period.

Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions (See Note 9).

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share, which becomes effective for fiscal years ending after December 15, 1997. FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share, and its objective is to simplify the computation of earnings per share, and to make the U.S. standard for computing earnings per share more compatible with the standards of other countries. The statement requires that all prior period earnings per share data presented shall be restated. The Company will adopt FAS 128 in fiscal year 1997 as required, and its adoption is not expected to have a significant effect on the Company's financial position or results of operations.

NOTE 2:  DISCONTINUED OPERATIONS
--------------------------------

On October 21, 1996, the Company implemented a strategic plan to sell all of the general dental practices owned by the Company ("General Practices"). Four of the General Practices were sold during 1996. The Company anticipates that the remaining General Practices should be sold by September 30, 1997.

One of the General Practices that was sold during the third quarter of 1996, was sold to Islas Professional Dental Corporation, a California corporation ("Islas Corporation"). Steven J. Baileys, D.D.S., an Officer and Director of the Company, is an owner of Islas Corporation. The sale of such General Practice to Islas Corporation was unanimously approved by the Independent Members of the Board of Directors of the Company, after a review by such Independent Directors found the transaction to be fair to all parties involved.

The assets of the General Practices to be sold, pursuant to the Company's plan, consist primarily of accounts receivable and supply inventories. Each General Practice sold may also enter into a long-term contract with the Company's newly formed practice management subsidiary, whereby the Company will provide certain services to support the dentists in the operation of their practices, including administrative support. The Company will retain the orthodontic practice in each of the General Practices, and intends to operate the orthodontic practice in the other General Practices as they are sold.

The Company projects a gain on the disposal of the discontinued operations that should offset the expected operating losses of the General Practices during the phase-out period through September 30, 1997. Due to the estimated gain on the sale of these offices, actual gains will be recorded at the time of such sales, and any losses generated will be recognized up to the amount of any gains and any excess losses will be deferred. No net deferred gain will be recognized until the completion of the sales of all the practices.

The operating results of the General Practices for the twelve months ended December 31, 1996, are shown separately in the accompanying consolidated income statement, net of deferred losses from operations, under the term "Discontinued Operations". The 1996 year-to-date operating losses for discontinued operations prior to the measurement date of October 21, 1996 were $2,313 net of a tax benefit of $1,490. The operating losses subsequent to the measurement date were recognized in the consolidated statements of income up to the amount of the net gain on disposal of the discontinued General Practices ($550 net of taxes), which were sold during the fourth quarter 1996. The remaining loss of $621 net of taxes is being deferred as an asset until the completion of the sales of all the General Practices. The income statement for prior years has been restated and operating results of the General Practices are also shown separately.

Net revenue (in $000's) generated by the discontinued General Practices for the twelve months ended December 31, 1996 and 1995, were $18,573 and $20,616, respectively. These amounts are not included in the net revenue in the accompanying income statements.

Assets of the General Practices (in $000's), shown at their net book values, to be disposed of consisted of the following:

                                           December 31, 1996   December 31, 1995
                                           -----------------   -----------------
Leasehold improvements and equipment, net        $3,700              $2,834
Accounts receivable, net                            816                 925
Supplies inventories                                427                 458
Intangibles, net                                    271                 164
Deferred operating losses of
 discontinued operations                          1,036                   -
                                                 ------              ------
     Total                                       $6,250              $4,381
                                                 ======              ======

Net assets to be disposed of, at their book values, have been separately classified in the accompanying consolidated balance sheet at December 31, 1996. The prior year balance sheet has been restated to conform with the current year's presentation.

NOTE 3:   BUSINESS ACQUISITION
------------------------------

Effective September 27, 1996, the Company completed the acquisition of all of the outstanding shares of First American, a privately-held managed dental care company based in Dallas, Texas, and a related marketing entity, for a total consideration of $23.6 million, plus assumed liabilities of $1.6 million, acquisition costs of $0.3 million and acquired cash of $0.2 million. Of the purchase price, $20 million was paid at closing (which included a $1 million holdback account) and the Company is obligated to pay an aggregate sum of $3.6 million over three (3) years to satisfy certain payment obligations pursuant to non-competition agreements entered into between the Company and the former owners of First American. The Company financed the acquisition of First American through a credit agreement with the Bank of America. First American provides managed dental care services through a network of approximately 1,100 dental care providers to approximately 175,000 members in Texas. The acquisition of First American was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess cost over fair market value of net assets acquired of $21.5 million. The acquisition is included as part of the Company's consolidated financial statements, subsequent to September 27, 1996.

Unaudited pro forma results (in $000's) of operations of the Company for the twelve months ended December 31, 1996 and December 31, 1995, are included below. Such pro forma presentation has been prepared assuming that the acquisition had occurred as of January 1, of each period.

                                            1996      1995
                                           -------   -------
Revenues                                   $90,076   $78,540
Net income before cumulative effect and
 discontinued operations                     2,814     3,066
Net income before cumulative effect and
 discontinued operations per common
 share                                     $  0.57   $  0.65
Net income per common share                $  0.50   $  0.48

The pro forma results include, (1) the historical accounts of the Company, and of the acquired businesses; and (2) pro forma adjustments, as may be required, including the amortization of the excess purchase price over the fair value of the net assets acquired, the amortization for the non-compete agreements entered into between the Company and the former owners of First American, and the applicable income tax effects of these adjustments. The pro forma results for the year ended December 31, 1996, include the effect of adjustments recorded subsequent to the purchase of First American by the Company. Substantially all of the adjustments were one-time in nature. Such adjustments will be applied to the applicable holdback funds maintained by the Company in connection with this acquisition. The pro forma results of operations are not necessarily indicative of actual results which may have occurred had the operations of the acquired companies been combined in prior years.

NOTE 4:  COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS
------------------------------------------------------

Investments
-----------

The following table summarizes the Company's investments as of December 31, 1996 (in $000's). The estimated fair value of investments is based on quoted market prices.

                                             Cost/       Gross         Gross      Estimated
                                           Amortized   Unrealized   Unrealized      Fair
                                             Cost        Gains        Losses        Value
-------------------------------------------------------------------------------------------
Classified as Available for Sale:
  U.S. Government and its agencies           $   410          $ -        $  (1)     $   409
  State obligations                            2,835            4           (2)       2,837
  Corporate bonds                                812            4         (143)         673
  Equity securities                              269            6          (28)         247
  Funds and other short-term
   municipal obligations                       2,254            -            -        2,254
                                             -------          ---        -----      -------
     Total available for sale                  6,580           14         (174)       6,420
                                             -------          ---        -----      -------

Classified as Held to Maturity:
  U.S. Government and its agencies             5,034           13          (18)       5,019
  State obligations                              600            7           (2)         605
  Municipal obligations                          448           10            -          458
  Corporate bonds                                194            -            -          194
  Funds and other short-term obligations          36            -            -           36
                                             -------          ---        -----      -------
      Total held to maturity                   6,312           30          (20)       6,322
                                             -------          ---        -----      -------
                   Total                     $12,892          $44        $(194)     $12,732
                                             =======          ===        =====      =======


The contractual maturities of investments at December 31, 1996, are shown below (in $000's). Expected maturities may differ from contractual maturities:

                                               Cost/        Estimated
                                           Amortized Cost   Fair Value
----------------------------------------------------------------------
Classified as available for sale:
  Due in one year or less                         $ 4,403      $ 4,404
  Due after one year through five years             1,359        1,366
  Due after five years through ten years              326          279
  Due after ten years                                 223          124
                                                  -------      -------
                                                    6,311        6,173
  Equity securities                                   269          247
                                                  -------      -------
    Total available for sale                        6,580        6,420
                                                  -------      -------
Classified as held to maturity:
  Due in one year or less                           2,681        2,678
  Due after one year through five years             2,080        2,092
  Due after five years through ten years              939          926
  Due after ten years                                 612          626
                                                  -------      -------
    Total held to maturity                          6,312        6,322
                                                  -------      -------
        Total                                     $12,892      $12,742
                                                  =======      =======

The following table summarizes the Company's investment as of December 31, 1995 (in $000's). The estimated fair value of investments is based on quoted market prices.

                                           Cost/Amortized   Gross Unrealized   Gross Unrealized    Estimated Fair
                                                Cost             Gains              Losses              Value
-----------------------------------------------------------------------------------------------------------------
Classified as Available for Sale:
  State obligations                               $   840             $    5           $     (9)         $    836
  Corporate bonds                                   1,050                 17               (153)              914
  Equity securities                                 1,204                 47               (158)            1,093
  Funds and other short-term
    municipal obligations                          11,195                  -                  -            11,195
                                                  -------             ------           --------          --------
    Total available for sale                       14,289                 69               (320)           14,038
                                                  -------             ------           --------          --------
Classified as Held to Maturity:
  U.S. Government and its agencies                  3,127                 25                 (-)            3,152
  State obligations                                   700                  7                 (6)              701
  Municipal obligations                               448                  7                 (1)              454
                                                  -------             ------           --------          --------
    Total held to maturity                          4,275                 39                 (7)            4,307
                                                  -------             ------           --------          --------
                   Total                          $18,564             $  108           $   (327)         $ 18,345
                                                  =======             ======           ========          ========

Property and Equipment
----------------------
The Company's property and equipment consist of (in $000's):

December 31,                                                                               1996              1995
-----------------------------------------------------------------------------------------------------------------
Land                                                                                   $    702          $    692
Buildings and improvements                                                                5,970             5,909
Leasehold improvements                                                                    3,842             3,931
Dental equipment                                                                          3,306             3,381
Furniture, fixtures and other equipment                                                   9,277             6,777
Construction in progress                                                                    471               143
                                                                                       --------          --------
                                                                                         23,568            20,833
Less - accumulated depreciation and amortization                                        (11,727)          (10,612)
                                                                                       --------          --------
                                                                                       $ 11,841          $ 10,221
                                                                                       ========          ========


Year ended December 31,                              1996               1995               1994
-----------------------------------------------------------------------------------------------
Depreciation and amortization expense (in $000's)  $ 1,904             $1,511           $  1,358

Accounts Payable and Accrued Expenses
-------------------------------------

The Company's accounts payable and accrued expenses consist of (in $000's):

December 31,                                1996      1995
------------------------------------------------------------
Accounts payable                           $ 1,263    $2,862
Accrued compensation                           156        97
Other accrued expenses                       3,340       724
                                           -------    ------
                                           $ 4,750    $3,683
                                           =======    ======

NOTE 5:  LONG-TERM DEBT
-----------------------

Long-term debt consisted of the following (in $000's):


December 31,                                  1996      1995
------------------------------------------------------------
Bank credit agreement                      $19,000   $     -
Less: current portion                        2,000         -
                                           -------    ------
Long-term debt                             $17,000         -
                                           =======    ======

In September 1996, the Company established a $30 million bank loan with Bank of America which provides for a $22 million reducing revolving acquisition sub-facility and an $8 million revolving working capital sub-facility. The Company has utilized $19 million of the reducing revolving acquisition sub-facility.

The loan has a maturity date of March 31, 2002, and requires that the acquisition sub-facility commitment amount be reduced quarterly in accordance with a set schedule. Scheduled aggregate annual payments of long-term debt (in $000's) are $2,000 for 1997, $13,500 for 1998 and $3,500 for 1999. The interest rate for the loan was established at the LIBOR rate plus between 1.75% and 2%, depending upon the total funded debt compared to the trailing four quarters EBITDA. The Company's interest rate on the loan at December 31, 1996, was 8.5%.

The loan is secured by a first priority security interest in all of the personal property of the Company, including accounts receivable, fixed assets and intangibles, a pledge of the stock of all of the Company's subsidiaries, and a negative pledge on the real property owned by the Company. In connection with the bank loan, as amended, the Company is subject to certain financial and operational debt covenants. As of December 31, 1996, the Company was in compliance, or has obtained a waiver, with respect to these covenants.

NOTE 6:  LEASE OBLIGATIONS
--------------------------

The Company leases administrative and dental office space under various non-cancelable operating leases. Rental expense (in $000's) was $2,201, $1,609 and $1,401 in 1996, 1995 and 1994, respectively. Future minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1996 are (in $000's):

Year ending  December 31:

1997                            $2,063
1998                             1,879
1999                             1,815
2000                             1,747
2001                             1,668
Thereafter                       4,552

The Company incurred rent expense (in $000's) to a related party of $10 in 1996, $12 in 1995 and $12 in 1994.

NOTE 7:  INCOME TAXES
---------------------

The Company's provision for federal and state income taxes is (in $000's):

Year ended December 31,                      1996       1995      1994
----------------------------------------------------------------------
Provision for income taxes:
  Taxes currently payable:
              Federal                       $  510     $1,084    $  688
              State                            236        302       253
Tax effect of timing differences:
  Difference in accounting method for
   recognizing gain on sale of dental
   offices                                   1,177          -         -
  Difference in accounting methods for
   recognizing deferred loss on
   discontinued operations                     441          -         -
  Difference in depreciation methods            75         61       (80)
  Difference in accounting method for
   revenue adjustments                        (116)       (23)      (22)
  Difference in accounting method for
   specialist cost                            (275)        37      (103)
  Deferred state taxes                        (134)       (32)      124
  Other                                         74         17       (35)
                                            ------     ------    ------
                                            $1,988     $1,446    $  825
                                            ======     ======    ======

Provision due to:
  Continuing operations                     $2,754     $1,968    $2,262
  Discontinued operations                     (766)      (522)   (1,437)
                                            ------     ------    ------
                                            $1,988     $1,446    $  825
                                            ======     ======    ======

A reconciliation of the Federal income tax provision at the expected statutory rate compared to the actual income tax provision is as follows (in $000's):

Year ended December 31,                         1996               1995               1994
-----------------------------------------------------------------------------------------------
Expected                                   $1,763    35.0%   $1,342     35.0%   $ 741      35.0%
State taxes, net of
  federal effect                              348     6.9       208      5.4      126       6.0
Tax-free income                               (99)   (2.0)     (159)    (4.1)    (111)     (5.3)
Non-deductible amortization                    47     0.9         -        -        -         -
Other                                         (71)   (1.4)       55      1.4       69       3.3
                                           ------    ----    ------    -----    -----    ------
                                           $1,988    39.4%   $1,446     37.7%   $ 825      39.0%
                                           ======    ====    ======    =====    =====    ======

The major components of the Company's deferred taxes are as follows (in $000's):


December 31,                                                                    1996      1995
-----------------------------------------------------------------------------------------------
Current deferred tax assets (liabilities):
Accrued specialist costs and policy reserves                                  $   437    $  157
Loss on discontinued operations                                                  (448)        -
Reserve for revenue adjustments                                                   230       112
Amortization of prepaid expenses                                                 (119)     (108)
State income taxes                                                                 94        90
Other                                                                             (29)       11
                                                                                -----      ----
   Net current deferred tax asset                                                 165       262
                                                                                -----      ----

Noncurrent deferred tax assets (liabilities):
Book versus tax basis in property, including
  depreciation and amortization                                                  (726)     (605)
Deferred gain on sale of dental offices                                        (1,189)        -
Unrealized loss on investments                                                     62        98
Amortization of intangibles                                                        32        34
Other                                                                              37         -
                                                                              -------    ------
  Net noncurrent deferred tax liability                                        (1,784)     (473)
                                                                              -------    ------
    Net deferred tax liability                                                $(1,619)   $ (211)
                                                                              =======    ======


As of December 31, 1996, the Company has not recorded a valuation allowance against deferred tax assets.

NOTE 8:  OTHER INCOME
---------------------

Other income consists principally of interest income and dividends earned on investments, as follows (in $000's):

Year ended December 31,      1996     1995     1994
----------------------------------------------------
Interest income              $ 809   $  796   $  744
Dividend income                 61      233        -
Other                          114      257      282
                             -----   ------   ------
                             $ 984   $1,286   $1,026
                             =====   ======   ======

NOTE 9:  CAPITAL STOCK
----------------------

Stock Information
-----------------

Thirty million shares of Common Stock, $.01 par value, have been authorized since the Company's reincorporation in Delaware in August 1987. One million shares of Preferred Stock, $.01 par value, are authorized but no preferred stock has ever been issued. The Board of Directors may, without stockholder approval, establish rights, terms, preferences and privileges for these preferred shares.

Stock Transactions
------------------

Since October 1986, the Company has, at various times, announced plans to repurchase up to a total of 4,510,888 shares of its common stock through open market or private transactions. As of December 31, 1996, a total of 3,819,088 shares had been acquired. A total of 544,300 shares acquired prior to August 24, 1987 have been retired as required by California law. Shares acquired after the August 24, 1987 reincorporation in Delaware are being held as treasury stock, at an average cost of $5.54 per share.

Stock Plans
-----------

The Company's Stock Option Plan (the "Plan") authorizes both incentive and non-qualified stock options to be granted in an aggregate amount up to 1,200,000 shares of common stock. Options may be granted to executive officers or other key employees of the Company; non-employee directors of the Company are also eligible but only for nonqualified options. The option price must, at least, equal fair market value on the date the option is granted. The Plan is divided into a discretionary program for key employees and an automatic program for non-employee directors. The Plan is administered by the Compensation and Stock Option Committee of the Board of Directors.

All stock options granted by the Company to employees through December 31, 1996 were incentive stock options. The following is a summary of stock option transactions:

Year ended December 31,                            1996                 1995               1994
--------------------------------------------------------------------------------------------------
Outstanding at beginning of year                  397,500              538,000             623,669
Granted                                           132,300              285,000               6,000
Canceled                                           (6,987)            (195,167)            (21,668)
Exercised                                         (11,996)            (230,333)            (70,001)
                                          ---------------      ---------------     ---------------
Outstanding at end of year                        510,817              397,500             538,000
                                          ===============      ===============     ===============
Exercisable at end of year                        303,389              240,000             421,662
                                          ===============      ===============     ===============
Price range of options outstanding        $ 4.25 - $20.75      $ 4.25 - $13.06     $ 4.25 - $13.06
Price range of options exercised          $ 9.00 - $11.88      $ 4.63 - $11.88     $ 4.25 - $11.87
Price range of options granted            $15.75 - $20.75      $ 9.00 - $11.50     $ 9.00 - $ 9.00
Price range of options canceled           $ 9.00 - $15.75      $ 9.00 - $11.88     $ 4.24 - $11.88

The following table summarizes information concerning stock options at December 31, 1996:

                                                       Weighted
                                 Number                 Average               Weighted          Number             Weighted
      Range of                 Outstanding             Remaining          Average Exercise    Exercisable     Average Exercise
   Exercise Price               12/31/96            Contractual Life           Price            12/31/96            Price
------------------------------------------------------------------------------------------------------------------------------
$  4.25 - $  7.25                 164,000                  3.87               $ 4.67             164,000             $ 4.67
   9.00 -    9.90                  77,167                  7.84                 9.62              33,722               9.53
  10.25 -   13.06                 139,000                  5.71                11.09             105,667              11.35
  15.75 -   15.75                  77,150                  9.22                15.75                   0                  0
  17.33 -   20.75                  53,500                  9.50                18.52                   0                  0
                                  -------                  ----               ------             -------             ------
                                  510,817                  6.37               $10.29             303,389             $ 7.54

The estimated fair value of options granted during 1996 and 1995, was $4.84 and $2.74 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of FAS
123, the Company's net income and earnings per share for the year ended December 31, 1996 and 1995, would have been reduced to the pro forma amounts indicated below:


                                            1996     1995     1994
                                           ------   ------   ------
Net income (in $000's)
          As reported                      $3,052   $2,388   $1,292
          Pro forma                         2,730    2,274    1,262
Net income per common and common
 equivalent share
          As reported                      $  .62   $  .51   $  .27
          Pro forma                        $  .55   $  .48   $  .26

Under FAS 123 the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The fair value of options granted under the Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no divided yield, expected volatility of 25%, risk free interest rate of 6.0%, and an average expected life of four (4) years.

NOTE 10:  COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company is a defendant in various litigations arising in the normal course of business. In the opinion of Management, the ultimate outcome of such litigation or any other contingencies would not have a material effect on the Company's consolidated financial position or results of operations.

The Company has employment agreements with various executive officers requiring an annual payment of (in $000's):

          Year ending December 31,

            1997        $1,140
            1998         1,140
            1999         1,140
            2000           551
            2001           155

NOTE 11:   RESERVES FOR INCURRED BUT NOT REPORTED CLAIMS
--------------------------------------------------------

Activity in the liability for dental indemnity insurance policy reserves, specialists claims, and claim adjustment expenses is summarized as follows (in $000's):

                                  Policy Reserves   Specialist    Total
------------------------------------------------------------------------
Balance at January 1, 1995                $   400       $  449   $   849
Incurred related to:
   Current year  -  1995                    6,015        3,464     9,479
   Prior years                                  -           55        55
                                          -------       ------   -------
Total incurred                              6,015        3,519     9,534
Paid related to:
   Current year  -  1995                    4,353        3,101     7,454
   Prior years                                362          504       866
                                          -------       ------   -------
Total paid                                  4,715        3,605     8,320
                                          -------       ------   -------
Balance at December 31, 1995              $ 1,700       $  363   $ 2,063
                                          =======       ======   =======
Incurred related to:
   Current year  -  1996                   13,298        4,828    18,126
   Prior years                                 63           18        81
                                          -------       ------   -------
Total incurred                             13,361        4,846    18,207
Paid related to:
   Current year  -  1996                   11,180        3,821    15,001
   Prior years                              1,761          378     2,139
                                          -------       ------   -------
Total paid                                 12,941        4,199    17,140
                                          -------       ------   -------
Balance at December 31, 1996              $ 2,120       $1,010   $ 3,130
                                          =======       ======   =======

NOTE 12:  BUSINESS SEGMENT INFORMATION
--------------------------------------

The Company is engaged primarily in two distinct businesses: the operation of managed care dental programs and the operation of orthodontic practices. Summarized financial information by business segment for 1996, 1995 and 1994 is as follows (in $000's):

                                             1996       1995       1994
------------------------------------------------------------------------
Health care revenues
   Managed care                            $72,709    $60,736    $53,921
   Orthodontic                               8,281      6,346      6,193
                                           -------    -------    -------
                                           $80,990    $67,082    $60,114
Health care expenses
   Managed care                            $54,534    $45,285    $39,203
   Orthodontic                               5,032      4,458      3,952
                                           -------    -------    -------
                                           $59,566    $49,743    $43,155

Pretax income before cumulative effect
 and discontinued operations                 1996       1995       1994
------------------------------------------------------------------------
Managed care                               $ 5,034    $ 4,704    $ 5,965
Orthodontic                                  3,249      1,888      2,241
Other income (net)                             499      1,286      1,023
Corporate                                   (3,151)    (2,704)    (3,425)
                                           -------    -------    -------
                                           $ 5,631    $ 5,174    $ 5,804

Identifiable assets                           1996       1995       1994
------------------------------------------------------------------------
Managed care                               $52,973    $28,992    $23,190
Orthodontic                                  2,851        205        178
Corporate                                    6,042      4,765      4,880
Discontinued operations                      6,250      4,381      2,544
                                           -------    -------    -------
                                           $68,116    $38,343    $30,792

NOTE 13:   UNAUDITED SELECTED QUARTERLY INFORMATION
---------------------------------------------------

Unaudited quarterly results of operations for the years ended December 31, 1996 and 1995 are set forth in the table below ($000's omitted, except per share data). The quarterly results should be read in conjunction with the audited consolidated financial statements of the Company.

                                            First    Second     Third       Fourth
Year ended December 31, 1996               Quarter   Quarter   Quarter     Quarter
-----------------------------------------------------------------------------------
As previously reported:
Health care revenue                        $21,901   $22,375   $19,543
Health care expense                         17,435    17,576    14,176
Selling, general and administrative          3,467     3,588     3,869
Operating income                               999     1,211     1,498
Income from continuing operations              999     1,211     1,017
Income from discontinued operations              -         -        99
Net income                                     760       927     1,116
Net income per share
   Net income from continuing              $  0.16   $  0.19   $  0.21
    operations per share
   Net income from discontinued                  -         -       .02
    operations per share
Weighted average shares                      4,889     4,937     4,950

As restated due to accounting change and discontinued operations:

Health care revenue                        $18,535   $19,447   $19,937    $23,071
Health care expense                         14,121    14,592    14,408     16,445
Selling, general and administrative          3,267     3,388     3,669      5,968
Operating income                             1,367     1,786     2,030        448
Income from continuing operations before
  cumulative effect of change in
  accounting principle and discontinued
  operations                                   834     1,072     1,238        269
Cumulative effect of change in
 accounting principle                          824         -         -          -
Loss from discontinued operations             (416)     (426)     (343)         -
Net income                                   1,242       646       895        269
Income per share
  Income from continuing operations
   before a change in accounting principle
   and discontinued operations             $  0.17   $  0.22   $  0.25    $  0.06
  Cumulative effect of change in
   accounting principle                       0.17         -         -          -
  Loss from discontinued operations           0.09      0.09       .07          -
  Net income                               $  0.25   $  0.13   $  0.18    $  0.06
Weighted average shares                      4,889     4,937     4,950      4,940

The quarterly results were restated due to the accounting change for orthodontic revenue recognition and for the discontinued operations of the General
Practices.

During the fourth quarter of 1996, as a result of the discontinued operations, the Company deferred loses of $621, net of taxes. Additionally, the Company recorded an increase of approximately $950 in the estimated liability for claim costs processed through the Company's indemnity dental system.



                                            First    Second     Third     Fourth
Year ended December 31, 1995               Quarter   Quarter   Quarter    Quarter
---------------------------------------------------------------------------------
As previously reported:
Health care revenue                        $19,423   $20,042   $20,834    $21,278
Health care expense                         15,472    16,142    16,773     17,191
Selling, general and administrative          3,349     3,247     3,476      3,379
Operating income                               602       653       585        708
Net income                                     485       550       649        704
Net income per share                       $  0.10   $  0.12   $  0.14    $  0.15
Weighted average shares                      4,656     4,668     4,777      4,820

As restated due to discontinued
 operations

Health care revenue                        $15,810   $16,166   $17,383    $17,723
Health care expense                         11,403    11,991    12,752     13,597
Selling, general and administrative          3,361     3,260     3,451      3,379
Operating income                             1,238     1,166     1,583      1,187
Income from continuing operations              751       704     1,023        728
Loss from discontinued operations             (266)     (154)     (374)       (24)
Net income                                     485       550       649        704
Income per share
  Net income from continuing operations
   per share                               $  0.16   $  0.15   $  0.22    $  0.15
  Net loss from discontinued operations
   per share                                  0.06      0.03      0.08    $  0.00
  Net income                               $  0.10   $  0.12   $  0.14    $  0.15
Weighted average shares                      4,656     4,668     4,777      4,820

NOTE 14:  SUBSEQUENT EVENTS
---------------------------

On October 23, 1996, the Company announced that it would acquire all of the outstanding shares of common stock of Advantage Dental HealthPlans, Inc., a privately-held dental managed care company based in Fort Lauderdale, Florida. Additionally, on November 22, 1996, the Company also announced that it will acquire all of the outstanding shares of common stock of a privately-held dental indemnity insurance company, including licenses to operate in sixteen (16) states, primarily in the southeastern portion of the United States. The acquisitions are subject to the satisfaction of certain conditions and regulatory approval, and are expected to close in the first half of 1997. Other details of the transactions have not yet been disclosed by the Company.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                       VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 1996, 1995 and 1994
                                  (in $000's)

                                       Balance at   Charged to    Charged to                  Balance at
Beginning Cost and                     Beginning     Cost and       Other                        End
Classification                          of Year      Expenses    Accounts (1)   Write Offs     of Year
--------------------------------------------------------------------------------------------------------
1994:
----
Allowance for doubtful accounts:
    Accounts and notes receivable      $  156       $  179       $    -          $(129)         $206

1995:
----
Allowance for doubtful accounts:
    Accounts and notes receivable      $  206       $  278       $    -          $(224)         $260


1996:
----
Allowance for doubtful accounts:
    Accounts and notes receivable      $  260       $  615       $   62          $(406)         $531

(1) Represents balance forward from American Dental Corporation, which was charged to the opening goodwill balance.