Form 10-Q
period 1997-03-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 1997-05-15
CIK 727303

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____  to  _____

                        Commission file number   0-12050

                       SAFEGUARD HEALTH ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)



          Delaware                                          52-1528581
(State or other jurisdiction of incorporation)              (I.R.S. Employer
                                                            Identification No.)

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

The number of shares outstanding of registrant's common stock, par value $.01 per share, at March 31, 1997, was 4,716,832 shares (not including 3,274,788 shares of common stock held in treasury).

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

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


PART I.  FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                       (000's omitted, except share data)

                                                March 31,1997        December 31, 1996
                                                --------------       -----------------
ASSETS                                           (Unaudited)
Current assets:
 Cash                                              $  1,302             $     706
 Investments available for sale, at
  estimated fair value                                5,435                 6,420
 Investments held to maturity, at cost                2,683                 2,681
 Accounts and notes receivable, net
  of allowances of $531 in 1997 and 1996              7,140                 6,375
 Income taxes receivable                                  -                    44
 Prepaid expenses and other current assets            1,423                 1,110
 Deferred income taxes                                  165                   165
 Net assets of discontinued operations                6,373                 6,250
                                                   --------              --------
             Total current assets                    24,521                23,751
                                                   --------              --------

 Property and equipment, net                         10,798                11,841
 Investments held to maturity, at
  amortized cost                                      3,609                 3,631
 Notes receivable - long term                         7,176                 3,125
 Other assets                                           232                   231
 Goodwill, net of accumulated
  amortization of $271 in 1997 and
  $134 in 1996                                       20,828                21,786
 Intangibles and covenant not to
  compete, net of accumulated
  amortization of $1,493 in 1997
  and $1,431 in 1996                                  3,692                 3,751
                                                   --------              --------
             Total assets                          $ 70,856              $ 68,116
                                                   ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                 $  2,875              $  2,000
 Current portion of note payable                      1,192                 1,192
 Accounts payable and accrued expenses                7,004                 4,759
 Income taxes payable                                   519                     -
 Reserves for incurred but not
  reported claims                                     2,282                 3,130
 Deferred revenue                                       454                   552
                                                   --------              --------
             Total current liabilities               14,326                11,633
                                                   --------              --------

Long-term debt                                       16,125                17,000
Note payable                                          1,788                 2,086
Deferred income taxes                                 1,781                 1,784
Accrued compensation agreement                          410                   413
Stockholders' equity
 Common stock $.01 par value;
  30,000,000 shares authorized;
  4,707,000 in 1997 and in 1996
  shares outstanding, stated at                      21,255                21,255
  Preferred stock - $.01 par value;
  1,000,000 shares authorized;
  no shares issued or outstanding                         -                     -
 Retained earnings                                   33,395                32,165
 Net unrealized loss on investments
  available for sale, net of deferred taxes            (101)                  (97)
 Treasury stock, at cost                            (18,123)              (18,123)
                                                   --------              --------
             Total stockholders' equity              36,426                35,200
                                                   --------              --------
                                                   $ 70,856              $ 68,116
                                                   ========              ========

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (000's omitted, except per share data)

                                            Three months ended
                                                 March 31,
                                           ---------------------
                                             1997        1996
                                           ---------   ---------
Revenues:                                   $25,053     $18,535

Expenses:
     Health care services                    16,998      14,121
     Selling, general and administrative      5,749       3,267
                                            -------     -------
               Total expenses                22,747      17,388
                                            -------     -------

Operating income                              2,306       1,147

Other income                                    298         220
Interest expense                               (497)          -
                                            -------     -------
Income from continuing operations
before provision for income taxes,
cumulative effect and discontinued
operations                                    2,107       1,367

Provision for income taxes                      877         533
                                            -------     -------
Income from continuing operations
before cumulative effect of a change
in accounting principle and
discontinued operations                       1,230         834

Cumulative effect of change in
accounting principle, net of income
taxes of $536 in 1996                             -         824
                                            -------     -------

Income before discontinued operations         1,230       1,658

Discontinued operations:
     Loss from dental operations to be
     disposed of (net of after tax
     deferred loss of $410 and net of
     income tax benefits of $502 in
     1997 and $265 in 1996                     (754)       (416)
     Gain on disposal of dental
     practices (net of income taxes of
     $502 in 1997                               754           -
                                            -------     -------
Loss from discontinued operations                 -        (416)
                                            -------     -------

Net income                                  $ 1,230     $ 1,242
                                            =======     =======
Earning per share:
     Income from continuing operations
     before cumulative effect of a
     change in accounting principle
     and discontinued operations            $  0.25     $  0.17

     Cumulative effect of change in
     accounting principle                         -        0.17
     Loss from discontinued operations            -       (0.09)
                                            -------     -------
     Net income                             $  0.25     $  0.25
                                            =======     =======

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's omitted)

                                                                                             Three months ended
                                                                                                   March 31,
                                                                                             -------------------
                                                                                               1997        1996
                                                                                             -------     -------
Cash flows from operating activities:
 Net income                                                                                  $ 1,230     $ 1,242
 Adjustments to reconcile net income to net cash provided by (used in)
  continuing operations:
 Loss from discontinued operations                                                                 -         416
 Gain on disposal of discontinued dental practices                                            (1,256)          -
 Depreciation and amortization                                                                   929         443
 Deferred income taxes (benefit)                                                                  (3)         22
 Changes in operating assets and liabilities:
    Accounts receivable, net                                                                  (1,061)     (2,276)
    Income taxes receivable                                                                       44          45
    Prepaid expenses and other current assets                                                   (291)         26
    Accounts payable and accrued expenses                                                      2,245      (1,459)
    Income taxes payable                                                                         519         413
    Deferred revenue                                                                             (98)        180
    Reserves for incurred but not reported claims                                               (848)       (317)
                                                                                             -------     -------
       Net cash provided by continuing operations                                              1,410      (1,265)
       Net cash used in discontinued operations                                                 (757)       (898)
                                                                                             -------     -------
       Net cash provided by (used in) operating activities                                       653      (2,163)
                                                                                             -------     -------

Cash flows from investing activities:
 Purchase of investments available for sale                                                   (1,342)     (1,222)
 Proceeds from sales/maturity of investments available for sale                                2,323       2,826
 Purchase of investments held to maturity                                                          -      (3,274)
 Proceeds from maturity of investments held to maturity                                           20       4,149
 Purchases of property and equipment                                                            (617)       (361)
 Capital expenditures of discontinued operations                                                 (41)       (482)
 Additions to intangibles and other assets                                                      (124)          -
                                                                                             -------     -------
       Net cash provided by investing activities                                                 219       1,636
                                                                                             -------     -------

Cash flows from financing activities:
 Payments received on notes receivable                                                             4           -
 Proceeds from exercise of stock options                                                           -          27
 Payments on accrued compensation agreement                                                       (3)          -
 Payments on notes payable                                                                      (298)          -
 Other, net                                                                                       21          -
                                                                                             -------     -------
       Net cash (used in) provided by financing activities                                      (276)         27
                                                                                             -------     -------

Net increase (decrease) in cash                                                                  596        (500)
Cash at beginning of period                                                                      706         506
                                                                                             -------     -------
Cash at end of period                                                                        $ 1,302     $     6
                                                                                             =======     =======

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Reporting
---------------------------

The accompanying unaudited Consolidated Financial Statements of Safeguard Health Enterprises, Inc. and subsidiaries (the "Company") for the quarter ended March 31, 1997, have been prepared in accordance with generally accepted accounting principles applicable to interim periods, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. This information should be read in conjunction with the Consolidated Financial Statements and Notes including Significant Accounting Policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Management believes that the disclosures herein are adequate to make the information presented not misleading.

As described in Note 4 herein, the operating results for the quarter ended March 31, 1996 have been restated to reflect the effect of the discontinued operation of the general practices. Effective September 27, 1996, the Company completed the acquisition of all of the outstanding shares of First American Dental Benefits, Inc., dba American Dental Corporation ("First American Dental"), a privately held managed dental care company based in Dallas, Texas, and a related marketing entity.

On January 1, 1996, the Company changed its method of recognizing revenues relating to providing orthodontic health care services to the proportional performance method. This change in method of revenue recognition results in revenues being recognized based on the ratio of costs incurred to total estimated costs, which better matches revenues and expenses over the life of an orthodontic contract. Previously, the Company recognized revenue on a contracted basis. The Company believes this method provides for a better matching of expenses to revenues over the life of each individual orthodontic contract. As of January 1, 1996, the company recorded a cumulative effect of $824, net of taxes, for this change.

Note 2:  Stockholders' Equity and Earnings Per Share
----------------------------------------------------

Since October 1986, the Company's Board of Directors has, at various times, authorized the repurchase of up to 4,510,888 shares of its common stock through open market or private transactions. As of March 31, 1997, a total of 3,819,088 shares had been acquired at an average cost of $5.54 per share. All shares acquired prior to August 24, 1987, have been retired as required by California law. All shares acquired after the August 24, 1987 reincorporation in Delaware are being held as treasury stock. Earnings per share for the periods ended March 31, 1997 and 1996 were computed by dividing net income by 4,938,438 and 4,888,672 shares, respectively, which was the weighted average number of outstanding common shares and common share equivalents (stock options) during the respective periods.

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

Note 4:  Discontinued Operations
--------------------------------

On October 21, 1996, the Company implemented a strategic plan to sell all of the general dental practices owned by the Company ("General Practices"). Seven of the General Practices were sold during the quarter ended March 31, 1997.
The Company anticipates that the remaining General Practices should be sold by September 30, 1997.

The assets of the General Practices to be sold, pursuant to the Company's plan, consist primarily of accounts receivable, supply inventories and leasehold improvements. Each General Practice sold may also enter into a long-term contract with the Company's newly formed practice management subsidiary, whereby the Company will provide certain services to support the dentists in the operation of their practices, including administrative support. The Company plans to retain the orthodontic practice in each of the General Practices, and intends to operate the orthodontic practice in the other General Practices as they are sold.

The Company projects a gain on the disposal of the discontinued operation that should offset the expected operating losses of the General Practices during the phase-out period through September 30, 1997. Due to the estimated gain on the sale of these offices, actual gains will be recorded at the time of such sales, and any losses generated will be recognized up to the amount of any gains and any excess losses will be deferred. No net deferred gain will be recognized until the completion of the sales of all the General Practices.

Note 5:  Subsequent Events
--------------------------

On May 13, 1997, the Company announced that it had completed the acquisition of all of the outstanding shares of common stock of Advantage Dental HealthPlans, Inc., a privately-held managed dental care company based in Fort Lauderdale, Florida for a total value of approximately $10.0 million, consisting of cash and debt. The acquisition adds more than 125,000 members to the Company's existing membership of 1,025,000, which is anticipated to contribute annualized revenues of over $6.0 million. The Company will file a Form 8-K with the Securities and Exchange Commission.

Additionally, on November 22, 1996, the Company also announced that it will acquire all of the outstanding shares of common stock of a privately-held dental indemnity insurance company, including licenses to operate in sixteen states, primarily in the southeastern portion of the United States. This acquisition is subject to the satisfaction of certain conditions and regulatory approval, and is expected to close in the second quarter of 1997. Other details of this transaction have not yet been disclosed by the Company.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following information should be read in conjunction with the attached consolidated financial statements and notes thereto.

                                                    1997 versus 1996
                                                   Three months ended
                                                        March 31,
                                                ------------------------
                                                Increase/        Percent
Results of operations (000's omitted)           (Decrease)        Change
------------------------------------------------------------------------
Health care revenues
   Managed care revenues                             $6,347       38.2
   Orthodontic revenues                                 171        8.8
                                                     ------       ----
Total health care revenues                           $6,518       35.2
------------------------------------------------------------------------
Health care expenses
      Managed care expenses                          $2,776       21.5
      Orthodontic expenses                              101        8.2
                                                     ------      -----
Total health care expenses                           $2,877       20.4
------------------------------------------------------------------------
Total selling, general and
 administrative expenses                             $2,482       76.0
------------------------------------------------------------------------
Other income, net                                    $   78       35.5
------------------------------------------------------------------------
Interest expense                                     $  497       N/A
------------------------------------------------------------------------
Income from continuing operations
before cumulative effect of a change
in accounting principle and
discontinued operations                              $  396       47.5
------------------------------------------------------------------------
Loss from discontinued operations, net
of gain on sale of dental offices, net               $ (416)    (100.0)
------------------------------------------------------------------------
Net income                                           $  (12)      (1.0)
------------------------------------------------------------------------

1997 Versus 1996
----------------

Health care revenues for the quarter ended March 31, 1997 were $25,053, or a 35.2% increase on an increase of 31.7% in membership over the corresponding period a year ago. This increase included the impact on revenues and membership for the acquisition of First American Dental, completed September 27, 1996. Excluding the impact of the acquisition, revenues for the same period indicated above increased 18.5% on a 9.3% increase in membership. The revenue increases were attributable to growth in sales to new small and mid-size clients, moderate price increases to renewing clients and the sale of other product offerings to existing clients. Orthodontic revenues grew by 8.8% due to increases in the number of orthodontic cases started in the quarter.

Health care expenses for the three months ended March 31, 1997 increased $2,877, or 20.4%. Health care expense as a percentage of health care revenues improved by 8.4% from 76.2% of revenues for the three months ended March 31, 1996, to 67.8% for the same period in 1997. This was due primarily to improvements in managed care expenses as a result of improved control of costs, the impact on cost ratios as a result of price increases, as well as the effect of the September 1996 acquisition of First American Dental, which has lower health care costs as a percent of revenues. The orthodontic practices reflected a modest improvement of 0.3% in health care cost ratios between the two periods.

General and administrative expenses for the three months ended March 31, 1997, increased $2,482, or 76.0% of revenue. This was due primarily to the acquisition of First American Dental, which had a higher ratio of general and administrative expenses to revenues than the Company had prior to the acquisition. Additionally, goodwill expense of $312 related to the acquisition is included in general and administrative expenses. Excluding the impact of the acquisition and the associated goodwill expenses, the ratio of general and administrative expenses to revenues was 19.6% for the three months ended March 31, 1997 compared to 17.4% for the corresponding period a year ago. This was due primarily to increases in telecommunications and computer network costs as well as increased management staffing levels.

Other income increased 35.5% to $298 due to an increase in interest bearing note receivables. The Company entered into a credit agreement to facilitate the September 1996 acquisition of First American Dental, resulting in interest expense of $497.

The operating results, net of taxes, of the discontinued general practices for the three months ended March 31, 1997, reflect a net loss of $754, net of an after tax deferred loss of $410. This compares to a net after tax loss of $416 for the same period in 1996. This net loss was entirely offset by an after tax gain of $754 on the sale of seven general practices during the first three months of 1997.

Net income for the three months ended March 31, 1997, was $1,230, which changed from the same period in 1996 due to the above discussed factors. Net income for the same period in 1996 was $1,242 which included the cumulative effect, after taxes, of $824 for the change in accounting principle adopted as of January 1, 1996.

Business Segment Information
----------------------------

The Company is engaged primarily in two distinct businesses; the operation of managed care dental plans and the operation of orthodontic practices. Summarized financial information by business segment is as follows (in $000's):

                                               1997 versus 1996
                                              Three months ended
                                                   March 31,
                                ---------------------------------------------
                                 1997     Percent of     1996     Percent of
                                Amount    Revenue       Amount    Revenue
-----------------------------------------------------------------------------
Health care revenues
   Managed care revenues        $22,942    91.6        $16,595     89.5
   Orthodontic revenues           2,111     8.4          1,940     10.5
                                -------   -----        -------    -----
Total health care revenues      $25,053   100.0        $18,535    100.0
-----------------------------------------------------------------------------
Health care expenses
   Managed care expenses        $15,671    68.3        $12,895     77.7
   Orthodontic expenses           1,327    62.9          1,226     63.2
                                -------   -----        -------    -----
Total health care expenses      $16,998    67.8        $14,121     76.2
-----------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Company's business has not been capital intensive. The Company's operational cash requirements have been met principally from operating cash flow and this is expected to continue.

At March 31, 1997, the current ratio was 1.71 to 1.0. The Company's net worth was $36.4 million compared to $32.7 million a year earlier. The Company had $13.0 million of cash and investments as of March 31, 1997 compared to $15.9 million a year earlier. The Company believes that income from operations, together with the existing cash and investments on hand, its bank loan, and other available sources of financing, should be adequate to meet operating capital needs for the foreseeable future.

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

Item 5.   Other Information

          On May 13, 1997, the Company announced that it had completed the acquisition of all of the outstanding shares of common stock of Advantage Dental HealthPlans, Inc., a privately-held managed dental care company based in Fort Lauderdale, Florida for a total value of approximately $10.0 million, consisting of cash and debt. The acquisition adds more than 125,000 members to the Company's existing membership of 1,025,000, which is anticipated to contribute annualized revenues of over $6.0 million. The Company will file a Form 8-K with the Securities and Exchange Commission.

          Additionally, on November 22, 1996, the Company also announced that it will acquire all of the outstanding shares of common stock of a privately-held dental indemnity insurance company, including licenses to operate in sixteen states, primarily in the southeastern portion of the United States. This acquisition is subject to the satisfaction of certain conditions and regulatory approval, and is expected to close in the second quarter of 1997. Other details of this transaction have not yet been disclosed by the Company.

Item 6.   Exhibits and Reports

          Exhibit 27 Financial Data Schedule

          There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on the 14/th/ of May, 1997.

               SAFEGUARD HEALTH ENTERPRISES, INC.

               By: STEVEN J. BAILEYS, D.D.S.
                   -------------------------
                   STEVEN J. BAILEYS, D.D.S.,
                   Chairman and Chief Executive Officer


               By: THOMAS C. TEKULVE
                   -----------------
                   THOMAS C. TEKULVE,
                   Vice President and Chief Financial Officer