Form 10-Q
period 1997-06-30
SAFEGUARD HEALTH ENTERPRISES INC
filed 1997-08-14
CIK 727303

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

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

                              Yes  X    No
                                  ---      ---

The number of shares outstanding of registrant's common stock, par value $.01 per share, at June 30, 1997, was 4,716,832 shares (not including 3,274,788 shares of common stock held in treasury).

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997

                         INFORMATION INCLUDED IN REPORT


                                                                      Page
                                                                      ----
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                Consolidated Statements of Financial Position           3

                Consolidated Statements of Income                       4

                Consolidated Statements of Cash Flows                   5

                Notes to Consolidated Financial Statements              6

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                           10

Item 4.    Submission of Matters to a Vote of Security Holders         10

Item 5.    Other Information                                           11

Item 6.    Exhibits and Reports on Form 8K                             12

SIGNATURES                                                             13


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                       (000's omitted, except share data)


                                                                            June 30, 1997       December 31, 1996
                                                                            -------------       -----------------
                                                                            (Unaudited)
ASSETS
Current assets:
   Cash                                                                       $ 1,612                 $    706
   Investments available for sale, at estimated fair value                      4,688                    6,420
   Investments held to maturity, at cost                                        1,599                    2,681
   Accounts and notes receivable, net of allowances of $547 in 1997
    and $531 in 1996                                                            8,982                    6,375
   Income taxes receivable                                                        121                       44
   Prepaid expenses and other current assets                                    1,430                    1,110
   Deferred income taxes                                                          165                      165
   Net assets of discontinued operations                                        7,076                    6,250
                                                                              -------                  -------
               Total current assets                                            25,673                   23,751
                                                                              -------                   ------
   Property and equipment, net                                                 10,256                   11,841
   Investments held to maturity, at amortized cost                              3,611                    3,631
   Notes receivable -- long-term                                                8,447                    3,125
   Other assets                                                                   335                      231
   Goodwill, net of accumulated amortization of $437 in 1997 and $134
    in 1996                                                                    29,868                   21,786
   Intangibles and covenants not to compete, net of accumulated
    amortization of $1,824 in 1997 and $1,431 in 1996                           4,246                    3,751
                                                                              -------                  -------
               Total assets                                                   $82,436                  $68,116
                                                                              =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                          $ 5,875                  $ 2,000
   Current portion of note payable                                              1,692                    1,192
   Accounts payable and accrued expenses                                        4,196                    4,759
   Income taxes payable                                                             -                        -
   Reserves for incurred but not reported claims                                1,856                    3,130
   Deferred revenue                                                             1,325                      552
                                                                              -------                  -------
               Total current liabilities                                       14,944                   11,633
                                                                              -------                  -------

Long-term debt                                                                 24,625                   17,000
Note payable                                                                    1,990                    2,086
Deferred income taxes                                                           2,787                    1,784
Accrued compensation agreement                                                    401                      413
Stockholders' equity
  Preferred stock - $.01 par value; 1,000,000 shares authorized;
   no shares issued or outstanding                                                  -                        -
  Common stock $.01 par value; 30,000,000 shares authorized;
   4,707,000 in 1997 and in 1996 shares outstanding, stated at                 21,255                   21,255
  Retained earnings                                                            34,631                   32,165
  Net unrealized loss on investment securities available for sale, net of
   deferred taxes                                                                 (74)                     (97)
  Treasury stock, at cost                                                     (18,123)                 (18,123)
                                                                               -------                 -------
               Total stockholders' equity                                      37,689                   35,200
                                                                              -------                  -------
                                                                              $82,436                  $68,116
                                                                              =======                  =======

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (000's omitted, except per share data)

                                                                      Three months ended               Six months ended
                                                                           June 30,                          June 30,
                                                                      ------------------------------------------------------
                                                                        1997          1996                1997        1996
                                                                        ----          ----                ----      --------
Revenues                                                              $ 25,610     $ 19,447             $ 50,663    $ 37,982

Expenses
     Health care services                                               17,132       14,592               34,130      28,713
     Selling, general and administrative                                 6,104        3,388               11,853       6,655
                                                                       -------     --------             --------    --------
               Total expenses                                           23,236       17,980               45,983      35,368
                                                                       -------     --------             --------    --------
Operating income                                                         2,374        1,467                4,680       2,614

Other income                                                               395          319                  693         539
Interest expense                                                          (627)           -               (1,124)          -
                                                                       -------     --------             --------    --------
Income from continuing operations before provision for income
 taxes, cumulative effect and discontinued operations                    2,142        1,786                4,249       3,153
Provision for income taxes                                                 906          714                1,783       1,247
                                                                       -------     --------             --------    --------
Income from continuing operations before cumulative effect of
 a change in accounting principle and discontinued operations            1,236        1,072                2,466       1,906

Cumulative effect of change in accounting principle, net of
 income taxes of $536 in 1996                                                -            -                    -         824
                                                                       -------     --------             --------    --------

Income before discontinued operations                                    1,236        1,072                2,466       2,730

Discontinued operations:
 Loss from dental office operations to be disposed of (net
 of after tax deferred loss of $608 and $1,018 in 1997 and
 net of income tax benefits of $377 and $880 in 1997 and
 $272 and $538 in 1996)                                                   (566)        (426)              (1,320)       (842)
 Gain on disposal of dental practices (net of income taxes
  of $377 and $880 in 1997 and $0 in 1996)                                 566            -                1,320           -
                                                                       -------     --------             --------    --------
Loss from discontinued operations                                            -         (426)                   -        (842)
                                                                       -------     --------             --------    --------
Net income                                                             $ 1,236     $    646             $  2,466    $  1,888
                                                                       =======     ========             ========    ========
Earning per share:
   Income from continuing operations before cumulative effect
    of a change in accounting principle and discontinued operations    $  0.25     $   0.22             $   0.50    $   0.38
   Cumulative effect of change in accounting principle                    0.00         0.00                 0.00        0.17
   Loss from discontinued operations                                      0.00        (0.09)                0.00       (0.17)
                                                                       -------     --------             --------    --------
   Net income                                                          $  0.25     $   0.13             $   0.50    $   0.38
                                                                       =======     ========             ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's omitted)

                                                                                Six months ended
                                                                                    June 30,
                                                                              --------------------
                                                                                 1997       1996
                                                                              ---------  ---------
Cash flows from operating activities:
   Net income                                                                 $   2,466  $   1,888
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Loss from discontinued operations                                              2,183        843
   Gain on disposal of discontinued dental practices                             (2,183)         -
   Depreciation and amortization                                                  1,900        911
   Deferred income taxes                                                          1,003         46
Changes in operational assets and liabilities:
               Accounts and current notes receivable, net                        (2,055)      (308)
               Income taxes receivable                                              (77)        45
               Prepaid expenses and other current assets                             23       (114)
               Accounts payable and accrued expenses                               (563)    (1,358)
               Income taxes payable                                                   -        781
               Deferred revenue                                                     773        107
               Reserves for incurred but not reported claims                     (1,274)      (710)
                                                                              ---------  ---------
                    Net cash provided by continuing operations                    2,196      2,131
                    Net cash used in discontinued operations                     (3,878)    (1,860)
                                                                              ---------  ---------
                    Net cash (used in) provided by operating activities          (1,682)       271
                                                                              ---------  ---------
Cash flows from investing activities:
   Purchase of investments available for sale                                    (2,862)    (8,485)
   Proceeds from sales/maturity of investments available for sale                 4,617      9,908
   Purchase of investments held to maturity                                         (10)    (4,040)
   Proceeds from maturity of investments held to maturity                         1,112      4,168
   Purchases of property and equipment                                           (1,120)    (1,011)
   Capital expenditures of discontinued operations                                 (394)    (1,353)
   Cash paid for business acquired                                               (1,043)         -
   Additions to intangibles and other assets                                       (104)         -
                                                                              ---------  ---------
                    Net cash provided by (used in) investing activities             196       (813)
                                                                              ---------  ---------
Cash flows from financing activities:
   Proceeds from exercise of stock options                                            -         42
   Proceeds from long-term debt                                                   3,000          -
   Payments on accrued compensation agreement                                       (12)         -
   Payments on notes payable                                                       (596)         -
                                                                              ---------  ---------
                    Net cash provided by financing activities                     2,392         42
                                                                              ---------  ---------
Net increase (decrease) in cash                                                     906       (500)
Cash at beginning of period                                                         706        506
                                                                              ---------  ---------
Cash at end of period                                                         $   1,612  $       6
                                                                              =========  =========
Purchase of business acquired:
   Fair value of assets acquired                                              $  12,376  $       -
   Less: cash acquired                                                             (905)         -
   Less: note payable issued                                                     (1,000)         -
   Less: long-term debt issued                                                   (8,500)        -
   Less: liabilities assumed                                                       (928)         -
                                                                              ---------  ---------
   Cash paid for business acquired                                            $   1,043  $       -
                                                                              =========  =========

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1:  Basis of Reporting
---------------------------


The accompanying unaudited Consolidated Financial Statements of Safeguard Health Enterprises, Inc. and subsidiaries (the "Company") for the quarter ended June 30, 1997, have been prepared in accordance with generally accepted accounting principles applicable to interim periods, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. This information should be read in conjunction with the Consolidated Financial Statements and Notes including Significant Accounting Policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Management believes that the disclosures herein are adequate to make the information presented not misleading. As described in Note 4 herein, the operating results for the quarter ended June 30, 1997 have been restated to reflect the effect of the discontinued operation of the general dental practices.

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

Note 2:  Stockholders' Equity and Earnings Per Share
----------------------------------------------------

Since October 1986, the Company's Board of Directors has, at various times, authorized the repurchase of up to 4,510,888 shares of its common stock through open market or private transactions. As of June 30, 1997, a total of 3,819,088 shares had been acquired at an average cost of $5.54 per share. All shares acquired prior to August 24, 1987, have been retired as required by California law. All shares acquired after the August 24, 1987 reincorporation in Delaware are being held as treasury stock. Earnings per share for the periods ended June 30, 1997 and 1996 were computed by dividing net income by 4,979,751 and 4,935,890 shares, respectively, which was the weighted average number of outstanding common shares and common share equivalents (stock options) during the respective periods.

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

Note 4:  Discontinued Operations
--------------------------------

On October 21, 1996, the Company implemented a strategic plan to sell all of the general dental practices owned by the Company ("General Practices"). Eleven
(11) of the General Practices were sold during the six months ended June 30, 1997.

The assets of the General Practices sold, pursuant to the Company's plan, consist primarily of accounts receivable, supply inventories and leasehold improvements. Each General Practice sold may also enter into a long-term contract with the Company's newly formed practice management subsidiary, whereby the Company will provide certain services to support the dentists in the operation of their practices, including administrative support. The Company has retained the orthodontic practice in each of the General Practices.

On August 1, 1997, the Company sold all of the tangible assets of its remaining fifteen (15) general dental practices to Associated Dental Services, Inc. ("Associated"). Under the terms of the sale, Associated paid an aggregate purchase price of $4.5 million for the assets, to be wholly financed by the Company pursuant to an 8.5%, thirty (30) year promissory note, secured by the assets sold. In addition, the Company shall provide Associated with a $1.0 million line of credit for a period of up to eighteen (18) months. The Company has also entered into a management services agreement with Associated to provide ongoing dental management services, including marketing and administrative support.

In a transaction related to Associated, the Company sold all of the intangible assets of its remaining fifteen (15) general dental practices to Pacific Coast Dental, Inc. ("Pacific"). Under the terms of the sale, the total purchase price paid by Pacific was $3.5 million, to be wholly financed by the Company pursuant to an 8.5%, thirty (30) year promissory note, secured by the assets sold to Pacific.

The Company expects to realize a modest gain on the final disposal of the discontinued operations that would offset the previous operating losses of the General Practices during the phase-out period through August 1997. The final net deferred gain will be recognized in the third quarter of 1997 with the completion of the sale of all the General Practices.


Note 5:  Acquisition
--------------------

On May 13, 1997, the Company completed the acquisition of all of the outstanding shares of common stock of Advantage Dental HealthPlans, Inc., a privately-held managed dental care company based in Fort Lauderdale, Florida for a total value of approximately $10.0 million, consisting of cash and debt. The acquisition added more than 125,000 members to the Company's existing membership, and is anticipated to contribute annualized revenues of over $6.0 million.


Note 6:  Subsequent Events
--------------------------

On August 7, 1997, the Company completed the acquisition of all the outstanding shares of Consumers Life Insurance Company of North Carolina ("Consumers"), a privately held dental indemnity insurance company with licenses in sixteen (16) states. The Company purchased the licenses and obtained all of the statutory deposits held on behalf of Consumers for a cash payment of $3.2 million, and capitalized Consumers with a total capital and surplus of $5.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the attached consolidated financial statements and notes thereto.


                                                                          1997 versus 1996
                                                                          Six months ended
                                                                             June 30,
                                                                   --------------------------------
                                                                    Increase/               Percent
Results of operations (000's omitted)                              (Decrease)               Change
---------------------------------------------------------------------------------------------------
Health care revenues
   Managed care revenues                                            $12,456                   36.7
   Orthodontic revenues                                                 225                    5.6
                                                                    -------                   ----
Total health care revenues                                          $12,681                   33.4
---------------------------------------------------------------------------------------------------
Health care expenses
   Managed care expenses                                            $ 5,049                   19.3
   Orthodontic expenses                                                 368                   14.5
                                                                    -------                   ----
Total health care expenses                                          $ 5,417                   18.9
---------------------------------------------------------------------------------------------------
Total selling, general and administrative expenses                  $ 5,198                   78.1
---------------------------------------------------------------------------------------------------
Other income                                                        $   154                   28.6
---------------------------------------------------------------------------------------------------
Interest expense                                                    $ 1,124                    N/A
---------------------------------------------------------------------------------------------------
Income from continuing operations before cumulative effect of a
 change in accounting principle and discontinued operations         $   560                   29.4
---------------------------------------------------------------------------------------------------
Loss from discontinued operations, net of gain on sale of
 general dental practices, net                                      $  (842)                (100.0)
----------------------------------------------------------------------------------------------------
Net income                                                          $   578                   30.4
-----------------------------------------------------------------------------------------------------

1997 Versus 1996
----------------

Health care revenues for the six months ended June 30, 1997 were $50,663 or a 33.4% increase on an increase of 43.2% in membership over the corresponding period a year ago. This increase included the impact on revenues and membership for the acquisition of both First American Dental Benefits, Inc. ("First American"), completed on September 27, 1996 and Advantage Dental HealthPlans Inc. ("Advantage"), completed on May 13, 1997. Excluding the impact of the two acquisitions, revenues for the same period increased 15.2% on a 6.1% increase in membership. The revenue increases were attributable to growth in sales to new clients, moderate price increases to renewing clients, and the sale of other product offerings to existing clients. Orthodontic revenues grew by 5.6% due to an increase in the number of orthodontic cases over the prior year.

Health care expenses for the six months ended June 30, 1997 increased $5,417, or 18.9%. Health care expense as a percentage of health care revenues improved by 8.2% from 75.6% of revenues for the six months ended June 30, 1996, to 67.4% for the same period in 1997. This was due primarily to improvements in managed care expenses as a result of the effect of the acquisition of First American and the acquisition in May 1997 of Advantage, both of which have lower health care costs as a percent of revenues. Additionally, the health care ratios were positively impacted by improved control of costs and the impact of moderate price increases.

General and administrative expenses for the six months ended June 30, 1997 increased $5,198, or 23.4% of revenue. This was due primarily to the acquisitions of First American and Advantage, both of which had a higher ratio of general and administrative expenses to revenues than the Company had prior to the acquisitions. Additionally, goodwill expense of $693 related to the two acquisitions is included in general and administrative expenses. Excluding the impact of the acquisitions and the associated goodwill expense, the ratio of general and administrative expenses to revenues was 19.9% for the six months ended June 30, 1997 compared to 17.5% for the corresponding period a year ago. This was due primarily to increases in telecommunications and computer network costs as well as increased management staffing levels.

Other income increased 28.6% to $693 due to an increase in interest bearing notes receivables. Interest expense of $1,124 is a result of the borrowings entered into for the acquisition of both First American and Advantage.

The operating results, net of taxes, of the discontinued general dental practices for the six months ended June 30, 1997, reflect a net loss of $1,320, net of an after tax deferred loss of $608. This compares to a net after tax loss of $842 for the same period in 1996. This net loss was entirely offset by an after tax gain of $1,320 on the sale of 11 general practices during the first six months of 1997.

Net income for the six months ended June 30, 1997 was $2,466, which increased from the same period in 1996 due to the above discussed factors. Net income for the same period in 1996 was $1,888, which included the cumulative effect, after taxes, of $824 for the change in accounting principle adopted as of January 1, 1996.


Business Segment Information
----------------------------

The Company is engaged primarily in two distinct businesses; the operation of managed care dental programs and the operation of orthodontic practices. Summarized financial information by business segment is as follows (in $000's):


                                                                                1997 versus 1996
                                                                                Six months ended
                                                                                    June 30,
                                                               --------------------------------------------------------
                                                                1997        Percent of         1996         Percent of
                                                               Amount         Revenue         Amount         Revenue
-----------------------------------------------------------------------------------------------------------------------
Health care revenues
   Managed care revenues                                       $ 46,430         91.6         $ 33,974          89.4
   Orthodontic revenues                                           4,233          8.4            4,008          10.6
                                                               --------        -----         --------         -----
Total health care revenues                                     $ 50,663        100.0         $ 37,982         100.0
-----------------------------------------------------------------------------------------------------------------------
Health care expenses
   Managed care expenses                                       $ 31,217         67.2         $ 26,168          77.0
   Orthodontic expenses                                           2,913         68.8            2,545          63.5
                                                               --------                      --------         -----
Total health care expenses                                     $ 34,130         67.4         $ 28,713          75.6
------------------------------------------------------------------------------------------------------------------------
Total Selling, General and Administrative Expenses             $ 11,853         23.4         $  6,655          17.5


Liquidity and Capital Resources
-------------------------------

The Company's business has not been capital intensive. The Company's operational cash requirements have been met principally from operating cash flow and this is expected to continue.

At June 30, 1997, the current ratio was 1.72 to 1.0. The Company's net worth was $37.7 million compared to $33.7 million a year earlier. The Company had $11.5 million of cash and investments as of June 30, 1997 compared to $16.8 million a year earlier. The Company believes that income from operations, together with the existing cash and investments on hand, its bank loan, and other available sources of financing, should be adequate to meet operating capital needs for the foreseeable future.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations concerning any future premium pricing levels, future dental health care expense levels, the Company's ability to control health care, selling, general and administrative expenses, and all other statements that are not historical facts, are forward looking statements. Actual results may differ materially from those projected in the forward-looking statements, if any, which statements involve risks and uncertainties. The Company's ability to expand is affected by competition not only in benefit program choices, but also the number of dental plan competitors in the markets in which the Company operates. Certain large employer groups and other purchasers of commercial dental health care services, continue to demand minimal premium rate increases, while limiting the number of choices offered to employees. In addition, securing cost effective contracts with dentists may become more difficult in part due to the increased competition among dental plans for dentist contracts. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs, while providing members with quality dental care. Factors such as levels of utilization of dental health care services, new technologies, specialists costs, and numerous other external influences may effect the Company's operating results. The Company's expectations for the future are based on current information and evaluation of external influences. Changes in any one factor could materially impact the Company's expectations relating to premium rates, benefit plans offered, membership growth, the percentage of health care expenses, and as a result, profitability and therefore, effect the forward looking statements which may be included in these reports. In addition, past financial performance is not necessarily a reliable indicator of future performance. An investor should not use historical performance alone to anticipate future results or future period trends.

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

Item 4.    Submission of Matters to a Vote of Security Holders

           The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on May 22, 1997, at the Company's Executive Offices in Anaheim, California. The following matters were addressed at the meeting:

           1.  ELECTION OF DIRECTORS

           William E. McKenna and John E. Cox were duly elected to the Board of Directors as Class I Directors at the Annual Meeting for a three (3) year term. Steven J. Baileys, D.D.S., Ronald I. Brendzel, J.D., Michael M. Mann, Ph.D., George H. Stevens and Bradford M. Boyd, D.D.S., are directors whose terms of office continued after the Annual Meeting.

           The votes of holders of 4,134,799 shares of the Company's common stock were cast "FOR" the election of Mr. McKenna and the votes of holders of 4,134,899 shares of the Company's common stock were cast "FOR" the election of Mr. Cox. The votes of holders of 151,100 shares of common stock were cast to "WITHHOLD" the election of Mr. McKenna, and the votes of holders of 151,000 shares of common stock were cast to "WITHHOLD" the election of Mr. Cox. The votes "FOR" represents approximately 87.7% and 93.8% of all shares of common stock outstanding and entitled to vote at the Annual Meeting, and of all shares voting at the Annual Meeting, respectively.


           2.  APPROVAL OF AMENDMENTS TO THE COMPANY'S STOCK OPTION PLAN

           This Proposal sought approval of Amendments to the Company's Stock Option Plan which would provide for an increase in the number of shares of common stock issuable thereunder, the extension of the term of the Stock Option Plan through December 31, 2007, and other technical changes.

          The votes of holders of 2,852,825 shares of the Company's common stock were cast "FOR" the Amendments to the Company's Stock Option Plan and votes of holders of 1,299,975 shares of the Company's Common Stock were "AGAINST" the Amendments to the Company's Stock Option Plan. The votes "FOR" represent 60.5% and 68.9% of all shares of common stock outstanding and entitled to vote at the Annual Meeting, and of all shares voting at the Annual Meeting, respectively.

Item 5.   Other Information

          On August 7, 1997, SafeGuard Health Enterprises, Inc., a Delaware corporation ("Enterprises" or the "Company"), completed the acquisition of all the issued and outstanding shares of Consumers Life Insurance Company of North Carolina, a Texas corporation ("Consumers"), which is a privately-held, dental indemnity insurance company licensed to operate in the States of Alabama, Arizona, Arkansas, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia. Pursuant to that certain Stock Purchase Agreement dated March 6, 1997, by and between Consumers' parent corporation, Consumers Life Insurance Company, a Delaware corporation, and Enterprises, Enterprises purchased all of the Consumers shares and licenses, and obtained all of the statutory deposits held on behalf of Consumers in sixteen (16) states in which Consumers is licensed for a cash payment of $3,248,630, and capitalized the Company with total capital and surplus of $4,966,000. The value of deposits and licenses purchased was determined based upon the market value of the deposits and the going rate value of life and health insurance licenses of insurance companies of similar size and states of licensure.

          The acquisition of Consumers by Enterprises was subject to Consumers being redomesticated from the State of North Carolina to the State of Texas, and the Texas Department of Insurance's approval of the acquisition of control of Consumers by Enterprises. By Order dated May 13, 1997, the State of North Carolina Department of Insurance approved the redomestication of Consumers from the State of North Carolina to the State of Texas. By Order dated May 23, 1997, the Commissioner of Insurance of the State of Texas approved the redomestication of Consumers from the State of North Carolina to the State of Texas. On July 7, 1997, the Texas Department of Insurance approved the acquisition of Consumers by Enterprises.

          On October 21, 1996, Enterprises announced its plans to sell the "staff model" general dental practices of its subsidiary, Guards Dental, Inc., a California corporation ("Guards"). Subsequent to the date of such announcement, Guards sold seventeen (17) of its general dental practices by July 31, 1997.

          On August 1, 1997, Guards sold all of the tangible non-orthodontic related assets of its remaining fifteen (15) general dental practices ("Remaining Practices"), to Associated Dental Services, Inc., a California corporation ("Associated"), pursuant to that certain Dental Practice Asset Purchase Agreement (the "Associated Purchase Agreement"), dated August 1, 1997, by and between Guards and Associated. Under the terms of the Associated Purchase Agreement, Associated paid an aggregate purchase price of Four Million Five Hundred Thousand Dollars ($4,500,000) for the transferred assets, to be wholly financed by Guards pursuant to an 8.5%, thirty (30) year negotiable promissory note in the principal amount of $4,500,000, secured by the assets sold to Associated by Guards. The amount of consideration paid for the Assets was determined based on the book value of the Assets according to Guards. In addition, pursuant to the Associated Purchase Agreement, Enterprises shall provide Associated with a One Million Dollar ($1,000,000) line of credit for a period of up to eighteen (18) months, commencing on August 1, 1997. Finally, as required by the Associated Purchase Agreement, Associated has entered into that certain Management Services Agreement dated August 1, 1997, with Enterprises' newly formed practice management subsidiary, Imprimis Practice Management Company, Inc., a Delaware corporation ("Imprimis"), whereby Imprimis will provide ongoing dental management services to support the dentists in the operation of the dental practices relating to the Remaining Practices, including marketing and administrative support.

          In a transaction related to the transactions represented by the Associated Purchase Agreement, Guards sold all of the non-orthodontic Remaining Practices and all of the intangible non-orthodontic assets related to the Remaining Practices to Pacific Coast Dental, Inc., a California corporation ("Pacific"), pursuant to that certain Dental Practices Purchase Agreement (the "Pacific Purchase Agreement"), dated August 1, 1997, by and between Guards and Pacific. Under the terms of the Pacific Purchase Agreement, the total purchase price paid by Pacific to Guards for the transferred assets was Three Million Five Hundred Thousand Dollars ($3,500,000), to be wholly financed by Guards pursuant to an 8.5%, thirty (30) year negotiable promissory note in the principal amount of $3,500,000 secured by the assets sold to Pacific by Guards. Enterprises shall retain and currently intends to operate the orthodontic practices in each of the Remaining Practices. The amount of consideration paid for the intangible and non-orthodontic assets was determined based upon the book value of such assets according to Guards.

          On August 5, 1997, Enterprises announced that it had completed the sale of its thirty-two (32) Guards general dental practices for an aggregate value of $17.5 Million. The Guards offices were originally established primarily for the purposes of supplementing, where needed, plan coverage provided by independent panel offices. Enterprises retained its related orthodontic business.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits /1/

           2.1  Plans of Acquisition.
           3.1  Article of Incorporation****
           3.2  Bylaws****
          10.1  1984 Stock Option Plan***
          10.2  Stock Option Plan Amendment*
          10.3  Stock Option Plan Amendment+
          10.4  Stock Option Plan Amendment++
          10.5  Amended Stock Option Plan...
          10.6 Corporation Grant Deed, dated December 21, 1984, relating to a property located at 505 North Euclid Avenue, Anaheim, California**
          10.7 Employment Agreement, as Amended, dated May 25, 1995, between Steven J. Baileys, D.D.S. and the Company+++
          10.8 Employment Agreement, as Amended, dated May 25, 1995, between Ronald I. Brendzel and the Company+++
          10.9 Employment Agreement dated May 25, 1995, between John E. Cox and the Company+++
          10.10 Employment Agreement dated May 25, 1995, between Wayne K. Butts and the Company+++
          10.11 Form of Rights Agreement, dated as of March 22, 1996, between the Company and American Stock Transfer and Trust Company, as Rights Agent+++
          10.12 Employment Agreement dated January 5, 1997, between Herb J. Kaufman, D.D.S. and the Company...
          10.13 Credit Agreement dated September 25, 1996, between Bank of America National Trust and Savings Association and the
                Company..
          10.14 Stock Purchase Agreement between Consumers Life Insurance Company and SafeGuard Health Enterprises, Inc. dated March 6, 1997
          10.15 Purchase Agreement between Associated Dental Services, Inc. and Guards Dental, Inc. dated August 1, 1997
          10.16 Purchase Agreement between Pacific Coast Dental, Inc. and Guards Dental, Inc. dated August 1, 1997
          18.0 Independent Auditors' Preferability Letter for Change in Accounting Method...
          21.1  Subsidiaries of the Company...
          27.1  Financial Data Schedule...

          (b)  Reports on Form 8-K

          Reports on Form 8-K were filed with the Securities and Exchange Commission on May 28, 1997. The Report on Form 8-K mentioned in this Item 6, is hereby incorporated herein to this Quarterly Report on Form 10-Q for the period ended June 30, 1997, as if entirely set forth herein.
----------------

* Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on September 12, 1983 (File No. 2-86472).
** Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on August 22, 1985 (File No. 2-99663).
*** Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on July 3, 1984 (File No. 2-92013).
**** Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1987.
+ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1989.
++ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1992.
+++ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1995.
 .      Incorporated by reference herein to Exhibit D filed as an exhibit to the
       Company's Report on Form 8-K dated September 27, 1996.
 ..     Incorporated by reference herein to Exhibit E filed as an exhibit to the
       Company's Report on Form 8-K dated September 27, 1996.
 ...    Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1996.


____________________
/1/ Enterprises agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the exhibits to the exhibits listed above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on the 14th of August, 1997.

                                 SAFEGUARD HEALTH ENTERPRISES, INC.

                                 By: STEVEN J. BAILEYS, D.D.S.
                                     --------------------------
                                     STEVEN J. BAILEYS, D.D.S.,
                                     Chairman, and
                                     Chief Executive Officer


                                 By: THOMAS C. TEKULVE
                                     ------------------
                                     THOMAS C. TEKULVE,
                                     Vice President and
                                     Chief Financial Officer