Form 10-Q
period 1997-09-30
SAFEGUARD HEALTH ENTERPRISES INC
filed 1997-11-14
CIK 727303

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

The number of shares outstanding of registrant's common stock, par value $.01 per share, at September 30, 1997, was 4,717,498 shares (not including 3,274,788 shares of common stock held in treasury).

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                         INFORMATION INCLUDED IN REPORT


                                                                                                       Page
                                                                                                       ----
Part I.         FINANCIAL INFORMATION

Item 1.         Financial Statements                                                                     3

                      Consolidated Statements of Financial Position                                      3

                      Consolidated Statements of Income                                                  4

                      Consolidated Statements of Cash Flows                                              5

                      Notes to Consolidated Financial Statements                                         6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations    8

Part II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                       10

Item 5.         Other Information                                                                       10

Item 6.         Exhibits and Reports on Form 8K                                                         11

SIGNATURES                                                                                              13


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                       (000's omitted, except share data)

                                                                                 September 30, 1997         December 31, 1996
                                                                                 ------------------         -----------------
ASSETS                                                                               (Unaudited)
Current assets:
   Cash                                                                                 $  8,232                  $    706
   Investments available for sale, at estimated fair value                                 2,254                     6,420
   Investments held to maturity, at cost                                                   1,566                     2,681
   Accounts and notes receivable, net of allowances of $776 in 1997
     and $531 in 1996                                                                     11,398                     6,375
   Income taxes receivable                                                                    14                        44
   Prepaid expenses and other current assets                                               1,407                     1,110
   Deferred income taxes                                                                     165                       165
   Net assets of discontinued operations                                                      -                      6,250
                                                                                        --------                  --------
               Total current assets                                                       25,036                    23,751
                                                                                        --------                  --------
   Property and equipment, net                                                            11,795                    11,841
   Investments held to maturity, at amortized cost                                         7,284                     3,631
   Notes receivable - long-term                                                           15,423                     3,125
   Other assets                                                                              414                       231
   Goodwill, net of accumulated amortization of $626 in 1997 and $134 in                  29,684                    21,786
    1996
   Intangibles and covenants not to compete, net of accumulated amortization
       of $2,111 in 1997 and $1,431 in 1996                                                5,144                     3,751
                                                                                        --------                  --------
               Total assets                                                             $ 94,780                  $ 68,116
                                                                                        ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                    $  8,500                  $  2,000
   Current portion of notes payable                                                        1,692                     1,192
   Accounts payable and accrued expenses                                                   3,944                     4,759
   Reserves for incurred but not reported claims                                           1,386                     3,130
   Deferred revenue                                                                        1,119                       552
                                                                                        --------                  --------
              Total current liabilities                                                   16,641                    11,633
                                                                                        --------                  --------
Long-term debt                                                                            32,500                    17,000
Notes payable                                                                              1,692                     2,086
Deferred income taxes                                                                      4,512                     1,784
Accrued compensation agreement                                                               392                       413
Stockholders' equity
   Preferred stock - $.01 par value; 1,000,000 shares authorized;
       no shares issued or outstanding                                                        -                         -
   Common stock - $.01 par value; 30,000,000 shares authorized;
       4,717,000 in 1997 and in 1996 shares outstanding, stated at                        21,261                    21,255
   Retained earnings                                                                      35,958                    32,165
   Net unrealized loss on investment securities available for sale, net of
       deferred taxes                                                                        (53)                      (97)
   Treasury stock, at cost                                                               (18,123)                  (18,123)
                                                                                        --------                  --------
               Total stockholders' equity                                                 39,043                    35,200
                                                                                        --------                  --------
                                                                                        $ 94,780                  $ 68,116
                                                                                        ========                  ========

         See accompanying Notes to Consolidated Financial Statements.
                                 Page 3 of 13

                      SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (000's omitted, except per share data)

                                                                 Three months ended     Nine months ended
                                                                   September 30,          September 30,
                                                                -----------------------------------------
                                                                  1997        1996       1997       1996
                                                                ---------   --------   --------   -------
Revenues                                                         $26,843    $19,937    $77,506    $57,919

Expenses:
     Health care services                                         17,961     14,408     52,091     43,121
     Selling, general and administrative                           6,597      3,669     18,450     10,324
                                                                 -------    -------    -------    -------
               Total expenses                                     24,558     18,077     70,541     53,445
                                                                 -------    -------    -------    -------

Operating income                                                   2,285      1,860      6,965      4,474

Other income                                                         795        170      1,488        709
Interest expense                                                    (836)        -      (1,960)        -
                                                                 -------    -------    -------    -------

Income from continuing operations before provision for
 income taxes, cumulative effect and discontinued operations       2,244      2,030      6,493      5,183

Provision for income taxes                                           917        792      2,700      2,039
                                                                 -------    -------    -------    -------

Income from continuing operations before cumulative effect
 of a change in accounting principle and discontinued
 operations                                                        1,327      1,238      3,793      3,144


Cumulative effect of change in accounting principle, net of
 income taxes of $536 in 1996                                         -          -          -         824
                                                                 -------    -------    -------    -------

Income before discontinued operations                              1,327      1,238      3,793      3,968

Discontinued operations:
     Loss from dental office operations to be disposed of
      (net of income tax benefits of $2,194 and $3,074 in
      1997 and $643 and $649 in 1996)                             (3,291)    (1,471)    (4,611)    (2,313)


     Gain on disposal of dental practices (net of income
      taxes of $2,194 and $3,074 in 1997 and $721 in 1996)         3,291      1,128      4,611      1,128
                                                                 -------    -------    -------    -------
Loss from discontinued operations                                     -        (343)        -      (1,185)
                                                                 -------    -------    -------    -------

Net income                                                       $ 1,327    $   895    $ 3,793    $ 2,783
                                                                 =======    =======    =======    =======
Earning per share:
     Income from continuing operations before cumulative
      effect of a change in accounting principle and
      discontinued operations                                    $  0.26    $  0.25    $  0.76    $  0.63


     Cumulative effect of change in accounting principle            0.00       0.00       0.00       0.17
     Loss from discontinued operations                              0.00      (0.07)      0.00      (0.24)
                                                                 -------    -------    -------    -------
     Net income                                                  $  0.26    $  0.18    $  0.76    $  0.56
                                                                 =======    =======    =======    =======

          See accompanying Notes to Consolidated Financial Statements.
                                  Page 4 of 13

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's omitted)

                                                                                                Nine months ended
                                                                                                   September 30,
                                                                                                 -----------------
                                                                                              1997              1996
                                                                                              ----              ----
Cash flows from operating activities:
   Net income                                                                               $  3,793          $  2,783
   Adjustments to reconcile net income to net cash (used in) provided by
       Operating activities:
   Loss from discontinued operations                                                           7,685             2,962
   Gain on disposal of discontinued general dental practices                                  (7,685)           (1,849)
   Depreciation and amortization                                                               2,730             1,458
   Deferred income taxes                                                                       2,728               791
   Changes in operational assets and liabilities:
               Accounts and current notes receivable, net                                     (2,076)           (2,014)
               Income taxes receivable                                                            30                45
               Prepaid expenses and other current assets                                         130                 4
               Accounts payable and accrued expenses                                            (815)              532
               Income taxes payable                                                               -                404
               Deferred revenue                                                                  567               (68)
               Reserves for incurred but not reported claims                                  (1,744)             (321)
                                                                                             -------           -------
                    Net cash provided by continuing operations                                 5,343             4,727
                    Net cash used in discontinued operations                                  (7,757)           (2,943)
                                                                                             -------           -------
                    Net cash (used in) provided by operating activities                       (2,414)            1,784
                                                                                             -------           -------
Cash flows from investing activities:
   Purchase of investments available for sale                                                 (3,526)           (9,160)
   Proceeds from sales/maturity of investments available for sale                              7,736            11,314
   Purchase of investments held to maturity                                                   (4,014)           (7,771)
   Proceeds from maturity of investments held to maturity                                      1,476             8,211
   Purchases of property and equipment                                                        (2,143)           (1,704)
   Capital expenditures of discontinued operations                                              (394)           (1,690)
   Cash paid for business acquired                                                            (1,459)          (20,320)
   Additions to intangibles and other assets, net                                               (363)             (142)
                                                                                             -------           -------
                    Net cash used in investing activities                                     (2,687)          (21,262)
                                                                                             -------           -------
Cash flows from financing activities:
   Payments received on notes receivable                                                          36                -
   Proceeds from exercise of stock options                                                         6               211
   Proceeds from long-term debt                                                               35,500            19,000
   Payments on accrued compensation agreement                                                    (21)               -
   Payments on bank debt                                                                     (22,000)               -
   Payments on notes payable                                                                    (894)               -
                                                                                             -------           -------
                    Net cash provided by financing activities                                 12,627            19,211
                                                                                             -------           -------
Net increase (decrease) in cash                                                                7,526              (267)
Cash at beginning of period                                                                      706               506
                                                                                             -------           -------
Cash at end of period                                                                       $  8,232          $    239
                                                                                            ========          ========
Purchase of businesses acquired:
   Fair value of assets acquired                                                            $ 17,342          $ 25,697
   Less: cash acquired                                                                        (5,455)             (201)
   Less: note payable issued                                                                  (1,000)           (3,576)
   Less: long-term debt issued                                                                (8,500)               -
   Less: liabilities assumed                                                                    (928)           (1,600)
                                                                                            --------          --------
   Cash paid for businesses acquired                                                        $  1,459          $ 20,320
                                                                                            ========          ========

          See accompanying Notes to Consolidated Financial Statements.
                                  Page 5 of 13

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Reporting
---------------------------

The accompanying unaudited Consolidated Financial Statements of SafeGuard Health Enterprises, Inc. and subsidiaries ("Enterprises" or the "Company") for the quarter ended September 30, 1997, have been prepared in accordance with generally accepted accounting principles applicable to interim periods, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. This information should be read in conjunction with the Consolidated Financial Statements and Notes including Significant Accounting Policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Management believes that the disclosures herein are adequate to make the information presented not misleading. As described in Note 4 herein, the operating results for the quarter and nine months ended September 30, 1996 have been restated to reflect the effect of the discontinued operation of the general dental practices ("General Practices").

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

Note 2:  Stockholders' Equity and Earnings Per Share
----------------------------------------------------

Since October 1986, the Company's Board of Directors has, at various times, authorized the repurchase of up to 4,510,888 shares of its common stock through open market or private transactions. As of September 30, 1997, a total of 3,819,088 shares had been acquired at an average cost of $5.54 per share. All shares acquired prior to August 24, 1987, have been retired as required by California law. All shares acquired after the August 24, 1987 reincorporation in Delaware are being held as treasury stock. Earnings per share for the periods ended September 30, 1997 and 1996 were computed by dividing net income by 4,980,417 and 4,958,456 shares, respectively, which was the weighted average number of outstanding common shares and common share equivalents (stock options) during the respective periods.

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

Note 4:  Discontinued Operations
--------------------------------

On October 21, 1996, the Company implemented a strategic plan to sell all of the General Practices owned by the Company. Five (5) General Practices were sold during 1996 and the remaining twenty-seven (27) General Practices were sold during the nine month period ended September 30, 1997. The assets of the General Practices sold, pursuant to the Company's plan, consisted primarily of accounts receivable, supply inventories and leasehold improvements. Each General Practice sold had the option of entering into a long-term contract with the Company's newly formed practice management subsidiary, whereby the Company will provide certain services to support the dentists in the operation of their practices, including administrative support. The Company has retained the orthodontic practice in each of the General Practices.

On August 1, 1997, the Company sold all of the tangible assets of its then remaining fifteen (15) General Practices to Associated Dental Services, Inc. ("Associated"). Under the terms of the sale, Associated paid an aggregate purchase price of $4.5 million for the assets, to be wholly financed by the Company pursuant to an 8.5%, thirty (30) year promissory note, secured by the assets sold. In addition, the Company shall provide Associated with a $1.0 million line of credit for a period of up to eighteen (18) months. The Company has also entered into a management services agreement with Associated to provide ongoing dental services, including marketing and administrative support. In a transaction related to Associated, the Company sold all of the intangible assets of the remaining fifteen (15) General Practices to Pacific Coast Dental, Inc. ("Pacific"). Under the terms of the sale, the total purchase price paid by Pacific was $3.5 million, to be wholly financed by the Company pursuant to an 8.5%, thirty (30) year promissory note, secured by the assets sold to Pacific.

The Company has recorded the completion of the sale of the remaining General Practices in the third quarter of 1997. All deferred losses recorded in prior periods have been offset against the gain recorded on the sale of these General Practices during this quarter. Additionally, the Company has accrued against the gain on these sales, certain run-out expenses that the Company expects to incur in future periods relating to the discontinuation of this business. Therefore, the Company realized a break-even result on the completion of the sale of all of the General Practices for the nine month period ended September 30, 1997.

Note 5:  Acquisition
--------------------

On August 7, 1997, the Company completed the acquisition of all the outstanding shares of Consumers Life Insurance Company of North Carolina ("Consumers"), a privately held dental indemnity insurance company with licenses in sixteen (16) states. The Company purchased the licenses and obtained all of the statutory deposits held on behalf of Consumers for a cash payment of $3.2 million, and capitalized Consumers with total capital and surplus of $5.0 million.

Note 6:  Senior Notes Payable
-----------------------------

On October 7, 1997, the Company announced that it had consummated a $32.5 million private placement of eight (8) year Senior Notes. SBC Warburg Dillon Read Inc. acted as agent in connection with the placement. The Company used the proceeds from the placement to repay long-term indebtedness and for general corporate purposes. In addition, the Company also terminated its existing Credit Agreement with its existing lender. The terms of the agreement pursuant to which the Senior Notes were issued contain, among other provisions, the interest rate of the notes, the final maturity date, and certain financial covenants, including net worth and debt covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following information should be read in conjunction with the attached consolidated financial statements and notes thereto.


                                                                                  1997 versus 1996
                                                                                  Nine months ended
                                                                                     September 30,
                                                                               ------------------------
                                                                               Increase/        Percent
Results of operations (000's omitted)                                          (Decrease)       Change
------------------------------------------------------------------------------------------------------------------
Health care revenues
   Managed care revenues                                                        $19,247          37.2
   Orthodontic revenues                                                             340           5.4
                                                                                -------          ----
Total health care revenues                                                      $19,587          33.8
------------------------------------------------------------------------------------------------------------------
Health care expenses
      Managed care expenses                                                     $ 8,144          20.7
      Orthodontic expenses                                                          826          21.8
                                                                                -------          ----

Total health care expenses                                                      $ 8,970          20.8
------------------------------------------------------------------------------------------------------------------
Total selling, general and administrative expenses                              $ 8,126          78.7
------------------------------------------------------------------------------------------------------------------
Other income                                                                    $   779         109.9
------------------------------------------------------------------------------------------------------------------
Interest expense                                                                $ 1,960           N/A
------------------------------------------------------------------------------------------------------------------
Income from continuing operations before cumulative effect of a
 change in accounting principle and discontinued operations                     $   649          20.6

------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations, net of gain on sale of
 general dental practices, net                                                  $(1,185)       (100.0)

------------------------------------------------------------------------------------------------------------------
Net income                                                                      $ 1,010          36.3
------------------------------------------------------------------------------------------------------------------

1997 Versus 1996
----------------

Health care revenues for the nine months ended September 30, 1997 were $77,506 or a 33.8% increase on an increase of 19.3% in membership over the corresponding period a year ago. This increase included the impact on revenues and membership for the acquisition of both First American Dental Benefits, Inc. ("First American"), completed on September 27, 1996 and Advantage Dental HealthPlans, Inc. ("Advantage"), completed on May 13, 1997. Excluding the impact of the two acquisitions, revenues for the same period increased 13.3% on a 6.4% increase in membership. The revenue increases were attributable to growth in sales to new clients, moderate price increases to renewing clients, and the sale by the Company of other product offerings to existing clients. Orthodontic revenues grew by 5.4% due to an increase in the number of orthodontic cases over the prior year.

Health care expenses for the nine months ended September 30, 1997 increased $8,970, or 20.8%. Health care expense as a percentage of health care revenues improved by 7.3% from 74.5% of revenues for the nine months ended September 30, 1996, to 67.2% for the same period in 1997. This was due primarily to improvements in managed care expenses as a result of the effect of the acquisitions of First American and Advantage, both of which have lower health care costs as a percent of revenues. Additionally, the health care ratios were positively impacted by improved control of costs and the impact of moderate price increases.

General and administrative expenses for the nine months ended September 30, 1997 increased $8,126, and was 23.8% of revenue. This was due primarily to the acquisitions of First American and Advantage, both of which had a higher ratio of general and administrative expenses to revenues than the Company had prior to the acquisitions. Additionally, goodwill expense of $1,105 related to the two acquisitions is included in general and administrative expenses. Excluding the impact of the acquisitions and the associated goodwill expense, the ratio of general and administrative expenses to revenues was 20.5% for the nine months ended September 30, 1997 compared to 17.8% for the corresponding period a year ago. This was due primarily to increases in telecommunications and computer network costs, as well as increased management staffing levels.

Other income increased 109.9% to $1,488 due to an increase in interest bearing notes receivables resulting from the sale of the discontinued General Practices. Interest expense of $1,960 is primarily a result of the borrowings obtained for the acquisition of both First American and Advantage.

The operating results, net of taxes, of the discontinued General Practices for the nine month period ended September 30, 1997, reflect a net loss of $4,611, which included the after tax loss previously deferred from 1996 of $621. This compares to a net after tax loss of $2,313 for the same period in 1996. This net loss was entirely offset by an after tax gain of $4,611 on the sale of the remaining General Practices during the nine month period ended September 30, 1997.

Net income for the nine month period ended September 30, 1997 was $3,793, which increased by 36.3% from the same period in 1996 due to the above discussed factors. Net income for the same period in 1996 was $2,783, which included the cumulative effect, after taxes, of $824 for the change in accounting principle adopted by the Company as of January 1, 1996.

Business Segment Information
----------------------------

The Company is engaged primarily in two distinct businesses; the operation of managed care dental programs and the operation of orthodontic practices. Summarized financial information by business segment is as follows (in $000's):

                                                                                          1997 versus 1996
                                                                                    Nine months ended September 30,
                                                                    --------------------------------------------------------------

                                                                       1997          Percent of          1996         Percent of
                                                                      Amount          Revenue           Amount          Revenue
----------------------------------------------------------------------------------------------------------------------------------
Health care revenues
   Managed care revenues                                              $70,921             91.5          $51,673            89.2
   Orthodontic revenues                                                 6,585              8.5            6,246            10.8
                                                                      -------            -----          -------           -----
Total health care revenues                                            $77,506            100.0          $57,919           100.0
---------------------------------------------------------------------------------------------------------------------------------
Health care expenses
   Managed care expenses                                              $47,472             66.9          $39,328            76.1
   Orthodontic expenses                                                 4,619             70.1            3,793            60.7
                                                                      -------                           -------           -----
Total health care expenses                                            $52,091             67.2          $43,121            74.5
-------------------------------------------------------------------------------------------------------------------------------
Total Selling, General and Administrative Expenses                    $18,450             23.8          $10,324            17.8

Liquidity and Capital Resources
-------------------------------

The Company's business has not been capital intensive. The Company has principally utilized debt for the acquisitions made over the last twelve months. The Company's operational cash requirements have been met principally from operating cash flow and this is expected to continue.

At September 30, 1997, the current ratio was 1.50 to 1.0. The Company's net worth was $39.0 million compared to $35.0 million a year earlier. The Company had $19.3 million of cash and investments as of September 30, 1997, compared to $14.8 million a year earlier. The Company believes that income from operations, together with the existing cash and investments on hand, current debt, and other available sources of financing, should be adequate to meet operating capital needs for the foreseeable future.

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

Item 5.   Other Information

          On October 21, 1996, the Company announced its plans to sell the "staff model" General Practices of its subsidiary, Guards Dental, Inc., a California corporation ("Guards"). The Company sold five (5) General Practices in 1996, and twenty-seven (27) in the nine month period ended September 30, 1997.

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

          On August 5, 1997, Enterprises announced that it had completed the sale of its thirty-two (32) General Practices for an aggregate value of $17.5 Million. These General Practices were originally established primarily for the purposes of supplementing, where needed, plan coverage provided by independent panel offices. Enterprises retained its related orthodontic business.

          As of the three months ended September 30, 1997, the Company has recorded the completion of the sale of the remaining General Practices. All deferred losses recorded in prior periods have been offset against the gain recorded on the sale of these General Practices during this quarter. Additionally, the Company has accrued against the gain on these sales, certain run-out expenses that the Company expects to incur in future periods relating to the discontinuation of this business. Although the Company believes that it has recorded all necessary expenses associated with the discontinuation of this business, there can be no assurance that the Company will not be required to record additional expenses not offset by any gain in the sale of such General Practices in future periods. Therefore, the Company realized a break-even result on the completion of the sale of all of the General Practices for the nine month period ended September 30, 1997.

          On October 7, 1997, the Company announced that it had consummated a $32.5 million private placement of eight (8) year Senior Notes. SBC Warburg Dillion Read Inc. acted as agent in connection with the placement. The Company used the proceeds from the placement to repay long-term indebtedness and for general corporate purposes. In addition, the Company also terminated its existing Credit Agreement with its existing lender. The terms of the agreement pursuant to which the Senior Notes were issued contain, among other provisions, the interest rate of the notes, the final maturity date, and certain financial covenants, including net worth and debt covenants.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
           2.1   Plans of Acquisition.
           3.1   Articles of Incorporation****
           3.2   Bylaws****
          10.1   1984 Stock Option Plan***
          10.2   Stock Option Plan Amendment*
          10.3   Stock Option Plan Amendment+
          10.4   Stock Option Plan Amendment++
          10.5   Amended Stock Option Plan...
          10.6 Corporation Grant Deed, dated December 21, 1984, relating to a property located at 505 North Euclid Avenue, Anaheim,
                 California**

          10.7 Employment Agreement, as Amended, dated May 25, 1995, between Steven J. Baileys, D.D.S. and the Company.+++
          10.8 Employment Agreement, as Amended, dated May 25, 1995, between Ronald I. Brendzel and the Company.+++
          10.9 Employment Agreement dated May 25, 1995, between John E. Cox and the Company.+++
          10.10 Employment Agreement dated May 25, 1995, between Wayne K. Butts and the Company.+++
          10.11 Form of Rights Agreement, dated as of March 22, 1996, between the Company and American Stock Transfer and Trust Company, as Rights Agent.+++
          10.12 Employment Agreement dated January 5, 1997, between Herb J. Kaufman, D.D.S. and the Company...
          10.13 Credit Agreement dated September 25, 1996, between Bank of America National Trust and Savings Association and the Company..
          10.14 Stock Purchase Agreement between Consumers Life Insurance Company and SafeGuard Health Enterprises, Inc. dated March 6, 1997/1/
          10.15 Purchase Agreement between Associated Dental Services, Inc. and Guards Dental, Inc. dated August 1, 1997/1/
          10.16 Purchase Agreement between Pacific Coast Dental, Inc. and Guards Dental, Inc. dated August 1, 1997./1/
          10.17 Form of Note Purchase Agreement dated as of September 30, 1997, and form of Promissory Note...
          18.0 Independent Auditors' Preferability Letter for Change in Accounting Method...
          21.1   Subsidiaries of the Company...
          27.1   Financial Data Schedule

          (b)    Reports on Form 8-K

          Report on Form 8-K was filed with the Securities and Exchange Commission on October 7, 1997. The Report on Form 8-K mentioned in this Item 6, is hereby incorporated herein to this Quarterly Report on Form 10-Q for the period ended September 30, 1997, as if entirely set forth herein.

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

**** Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1987.
+ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1989.
++ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1992.
+++ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1995.
 .    Incorporated by reference herein to Exhibit D filed as an exhibit to the
     Company's Report on Form 8-K dated September 27, 1996.
 ..   Incorporated by reference herein to Exhibit E filed as an exhibit to the
     Company's Report on Form 8-K dated September 27, 1996.
 ...  Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1996.
 .... Incorporated by reference herein to Exhibit 99.1 filed as an exhibit to the Company's Report on Form 8-K dated October 7, 1997.

--------------------
/1/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
                                 Page 12 of 13

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on the 14th of November, 1997.

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