Form 10-K405
period 1997-12-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 1998-03-31
CIK 727303

________________________________________________________________________________

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


For the fiscal year ended December 31, 1997       Commission File Number 0-12050

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

                              Yes [X]     No [_]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1998, was $36,276,985.

The number of shares outstanding of the registrant's $0.01 par value common stock as of March 27, 1998, was 4,747,498 (not including 3,274,788 shares held in treasury).

                                ______________

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant's Proxy Statement for the next Annual Meeting of Stockholders, to be held on May 29, 1998.

_______________________________________________________________________________

                      SAFEGUARD HEALTH ENTERPRISES, INC.

                        1997 ANNUAL REPORT ON FORM 10-K


                               TABLE OF CONTENTS


                                                                                                                     Page
PART 1

  Item  1.  Business ...............................................................................................    1
  Item  2.  Properties .............................................................................................   21
  Item  3.  Legal Proceedings ......................................................................................   21
  Item  4.  Submission of Matters to a Vote of Security Holders ....................................................   21

PART II

  Item  5.  Market for the Registrant's Common Stock and Related Stockholder Matters ...............................   21
  Item  6.  Selected Financial Data ................................................................................   22
  Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..................   23
  Item  8.  Financial Statements and Supplementary Data ............................................................   26
  Item  9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure .......   26

PART III

  Item 10.  Directors and Executive Officers of the Registrant .....................................................   26*
  Item 11.  Executive Compensation .................................................................................   27
  Item 12.  Security Ownership of Certain Beneficial Owners and Management .........................................   27*
  Item 13.  Certain Relationships and Related Transactions .........................................................   27*

PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ........................................   28
  Signatures .......................................................................................................   28

                                               _____________________________________



  * Incorporated by reference from the 1998 Proxy Statement for the Company's Annual Meeting of Stockholders, scheduled for May 29, 1998.

                                      (i)

                                     PART I

Item 1.  Business

In addition to historical information, the description of business below includes certain forward-looking statements, including those related to SafeGuard Health Enterprises, Inc., a Delaware corporation's (the "Company") growth and strategies, future operating results and financial position as well as economic and market events and trends. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of various factors, including competition, changes in health care regulations, levels of utilization of dental health care services, new technologies, rising dental care costs and other risks and uncertainties as described below under "Risk Factors." The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

(a)  General Development of Business.

The Company owns and operates one of the largest publicly traded dental benefits company in the United States. The Company was founded in California in 1974 and is licensed to operate in Arizona, Colorado, Illinois, Kansas, Kentucky, Missouri, Nevada, Ohio, Oklahoma, Oregon, Texas, and Utah. The Company has significant operations in California, Colorado, Missouri, Florida and Texas.

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

In September 1992, the Company acquired a California domiciled life insurance company and renamed it SafeHealth Life Insurance Company ("SafeHealth Life"). In May 1997, the Company acquired a Florida based managed dental care company and renamed it SafeGuard Health Plans, Inc., which company also operates in Georgia, Illinois, Kansas, Missouri, Ohio, and Washington, D.C. In August 1997, the Company acquired a North Carolina domiciled life and health indemnity insurance company, redomesticated it to the State of Texas and renamed it SafeHealth Life Insurance Company, Inc. This Company is also licensed to operate in the states of Alabama, Arizona, Arkansas, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia. Unless the context otherwise requires, all references to the "Company" or "SafeGuard" mean SafeGuard Health Enterprises, Inc., a Delaware corporation, its predecessor California corporation, and its subsidiaries.

In September 1996, the Company initiated a strategic plan to sell the general dental practices of the Company's dental office subsidiary, Guards Dental, Inc. ("Guards"). Guards dental offices were primarily formed for the purpose of supplementing, in geographic areas where needed, plan coverage provided by independent contracting dental offices. All of the general dental practices owned by Guards were sold during the period of September 30, 1996 through September 30, 1997. In February 1998, the Company announced its decision to discontinue its orthodontic practices and to sell such orthodontic practices during calendar year 1998. On March 16, 1998, the Company announced that it had entered into a letter of intent to sell the orthodontic practices operated by a subsidiary of the Company to Pacific Coast Dental, Inc., Associated Dental Services, Inc., and their affiliated dentists. The Company expects to complete the transaction by the end of the second quarter of 1998. No financial terms
were disclosed at the time of the announcement.   See "Dental Office Operations
- Company-Owned Dental Facilities."

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

Employer-sponsored dental benefits are one of the most common employee welfare benefits. The National Association of Dental Plans ("NADP") estimates that approximately 125 million persons, representing approximately 48% of the total United States population, are covered by some form of dental benefit coverage at the end of 1995. The NADP estimates that managed care enrollment has grown from
7.8 million covered lives in 1992, to approximately 24 million covered lives by the end of 1996. This compares to over 50 million Americans who were enrolled in medical HMOs in 1996, according to the Group Health Association of America. The Company believes that the relatively high growth rate for managed dental care plans, is attributable to (i) the greater acceptance of managed care by employers and employees; (ii) the significant price advantage relative to traditional fully-insured open panel fee-for-service or reimbursement plans;
(iii) the cost effectiveness to employers of managed dental care plans as an employee benefit; and (iv) the growing acceptance of Dental Health Maintenance Organizations ("Dental HMO") plans by dentists throughout the country, resulting in improved accessibility and convenience for members. At the end of 1996, members of Dental HMO plans represent approximately 17% of the population with dental care coverage, and approximately 7% of the total United States population. As a result of these factors, the Company believes that there will continue to be significant growth opportunity in the Dental HMO benefits industry.

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

The Dental HMO care industry as a whole, is currently fragmented and characterized by participation of several large, national insurance companies and numerous independent organizations. As of December 31, 1996, the NADP estimated that there were over 150 Dental HMO's in the United States, with no dominant market leader.

The increase in the number of dentists nationally during the last two decades, has exceeded the rate of population growth. According to the American Dental Association ("ADA"), the number of practicing dentists in the United States has increased to approximately 151,000, while the rate per 100,000 population, has increased from 53 in 1980 to 60 in 1991. In addition, the dental delivery marketplace is highly fragmented with approximately 96% of all practicing dentists, working in a one or two-dentist office, according to the ADA. Also, according to a survey of dental practices published by Dental Economics in 1994, the median of staff and other costs that are part of total overhead expenses for practicing dentists were approximately 60% of the gross revenue of solo and group dental practices. The significant increase in the number of dentists as a proportion of the population, the fragmented dental delivery marketplace, the high proportion of overhead costs for dentists and an improved level of overall dental health in the country, has created a highly competitive environment among dentists, particularly in major metropolitan areas where it is believed that there is a greater than 25% vacancy rate in the average dentist's office. The Company believes that these factors have contributed to the increased willingness of qualified dentists to participate in Dental HMO and preferred provider organization networks, such as those maintained by the Company, as dentists seek alternative methods to increase practice revenues.

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

Under a traditional indemnity insurance plan or fee-for-service arrangement, the insurer and the patient each pays a percentage of the fee charged by the dentist, subject to cost-sharing, maximum benefit allowances and usual and customary limits. Under such an indemnity plan, dentists have little incentive to reduce total charges because they are compensated on a fee-for-service basis. By contrast, under a Dental HMO plan capitation payments are fixed and co-payments for additional services are pre-negotiated by the Company. The co-payments generally are designed to exceed the dentist's variable costs, but are typically less than the dentist's usual and customary fee. Fixed capitation payments that do not vary with the frequency of services provided create an incentive for dentists to emphasize preventive care, control costs and maintain a long-term patient relationship that generates consistent capitation revenue. Fixed capitation payments also substantially reduce the underwriting risk to the Company associated with the high utilization of dental services.

(b)  Financial Information about Industry Segments.

The Company operates in a single industry segment providing Dental HMO and indemnity dental benefits.

(c)  Narrative Description of Business.

General Description of the Company

The Company contracts with large and medium sized governmental or private sector employers, and multiple employer trusts. In addition, over the last several years the Company has focused its marketing efforts on mid-sized and small employer groups, usually with less than 1,000 employees. At the end of 1997, dental care under the Company's Dental HMO and Preferred Provider plans is provided by a panel of approximately 14,000 independent dental offices consisting of approximately 16,000 dentists.

As of December 31, 1997, the Company had contracts with approximately 5,500 employer clients providing benefits to approximately 1,165,000 members, representing an 18.5% increase in membership from 983,000 at December 31, 1996. This increase in membership resulted primarily from an acquisition made by the Company in May 1997, from the growth in new small and mid-size clients, an increase in the number of persons covered under indemnity insurance products offered by the Company's insurance subsidiary, and an increase in the number of members covered as a result of strategic relationships with other health care providers.

The Company's Dental HMO contracts with its clients generally require the client to pay a monthly per capita fee that is usually fixed for a period of one to two years. The typical fee for a Dental HMO program for an employee and his or her dependents varies depending on the level of dental benefits, dependent coverage and member co-payment requirements stipulated in the contract. Each employee or dependent member receives covered services from a dental office selected by the member or dependent which is on the Company's panel of providers, whereas the individual is ordinarily free to select any dentist under a traditional indemnity insurance program. The Company's Dental HMO does not require the member to pay deductibles, file claim forms, or be subject to an annual dollar limitation on the amount of dental care for which they are eligible.

Under the Company's indemnity dental insurance programs, members are required to pay small deductibles and copayments which are traditionally higher than that which are required by the Company's Dental HMO products. However, members may select any dentist of their choice for their dental care under these plans. The typical fee for an indemnity dental program for an employee and his or her dependents depends upon the level of dental benefits provided in the contract.

The Company also operates orthodontic practices at dental offices previously owned by the Company. In February 1998, the Company announced its decision to discontinue its orthodontic practices and to sell such orthodontic practices during calendar year 1998. These orthodontic practices provide services to members of the Company's plans and non-plan members.

The Company utilizes a local market strategy which establishes local offices responsible for sales, client services and provider relations, staffed by up to twelve individuals who are responsible to the local office executive director. Each local office is a separate profit center and has profitability responsibility and decision-making process. Some larger metropolitan areas may have more than one local office, depending upon the needs of the geographic territory. The Company also uses regional offices as training and support for the local office's sales, provider relations, client services and market management activities. Regional offices also provide claims and provider administration, member and provider services, underwriting, financial analysis, quality improvement and dental policy administration. The Company has established three regional offices which are responsible to provide support and training to the local offices in those regions. The Company's corporate office provides corporate governance, corporate finance, legal and regulatory services, processing policy and compliance activities, obtaining regulatory approval of new product market research, product development and management, public relations, information systems, corporate quality improvement policy and compliance activities, large case support, brokerage relationships, alternative distribution programs and business planning. The Company's stated goal is to move as much as possible the decision-making process to the various constituencies of the Company, the member, the client and the producer by adopting the local office strategy. This strategy was adopted in October 1997 and is anticipated to be fully implemented by July 1998.

It is the Company's goal to be the leading dental benefits company in each of the markets in which it operates. Presently, the Company is licensed to provide Dental HMO benefits in seventeen states and the District of Columbia and indemnity benefits in twenty-seven states. It is the Company's belief that by targeting a specific segment of each of the markets in which the Company operates, it can attain and maintain market leadership by offering a full gamut of Dental HMO and indemnity dental products more particularly described below.

To implement its strategy, the Company offers a comprehensive range of dental benefit plans utilizing specific standard plan designs which are available in each of the markets in which the Company operates. By standardizing the dental plans the Company offers, it can attain market dominance and excellence in service through the consistent application of policies and procedures, and administrative functions. Such standardizing also allows employers to offer substantially the same benefits in all states where the Company is licensed to operate.

The Company utilizes multiple distribution methods to sell its products. Its sales force focusing on its target market, allows the Company to attain growth in its core business areas, working with independent insurance brokers and agents who market the Company's plans. The Company also works with large national brokerage firms who provide consultative advice to large employers on the selection of dental benefit plans. The Company also sells to third party HMOs that offer its plans as an additional benefit to members of the medical HMOs. The Company also utilizes a general agency relationship in several of the markets in which it operates, targeting small employers and individuals.

The Company is committed to ensuring quality dental care through a panel of accessible dentists. By providing multiple types of reimbursement programs, the Company is able to contract with and maintain significant provider panels in the markets in which it operates by providing a broad spectrum of patients to dentists through various funding mechanisms. The Company's provider relations representatives in each of its local market offices provide a valuable service in assisting to maintain the provider relationships. Local knowledge and expertise provided through these local representatives enable the Company to develop highly accessible dental networks convenient for plan members which is an important factor to employers in selecting a Dental HMO plan. Local efforts are supported by the Company's regional and corporate activities.

An important factor in the Company's strategy is to provide an integrated approach to member services. Regional member service representatives provide support and assistance to local market offices by responding to member inquiries, requests for change in provider facilities, claims questions and payment information. Specific 800 telephone numbers accessible throughout the country are maintained with the objective of providing consistent, reliable, responsive and efficient member services.

Products

Managed Dental Plans. The Company offers a variety of managed dental care plans under the names SafeGuard Health Plans(R), SafeGuard Dental Plans(TM) and American Dental Corporation(R). The Company's managed dental care plans operate similarly in each state in which business is conducted. Under the Company's managed dental care plans, a premium is paid to the Company on behalf of the subscriber by the employer from the date the subscriber enrolls in the plan. A portion of this contribution is used by the Company to "prepay" for dental care for members through regular monthly capitation payments by the Company to a specific selected primary care dentist. The capitation rate does not vary with the nature or the extent of services utilized. In exchange for the capitation payments, the selected provider is obligated to provide all necessary dental services to plan members.

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

Dual Choice Plans. The Company's products also include dual choice dental plans which allow subscribers to choose between a managed dental care plan and an indemnity dental insurance plan. The Company believes that its ability to offer dual choice plans is an important element of its business success because it enables the Company to offer prospective customers flexibility, particularly when there are potential subscribers outside the area served by the Company's managed dental care panel. Certain states, such as Nevada, require that managed dental care plans be offered only as part of a dual choice plan and other states may do so in the future. Dual choice plans are particularly effective as part of the Company's growth strategy in areas in which the Company's dental panel is less well developed and members may value the ability to choose non-panel dentists. The Company also believes that securing customers through dual choice arrangements provides an opportunity to cross sell dental HMO plans.

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

Orthodontic Services. At December 31, 1997, the Company also operated 34 orthodontic practices at dental offices previously owned by the Company. In February 1998, the Company announced its intention to discontinue its orthodontic practices and to sell such practices during 1998. On March 16, 1998, the Company announced that it had entered into a letter of intent to sell the orthodontic practices operated by a subsidiary of the Company to Pacific Coast Dental, Inc., Associated Dental Services, Inc., and their affiliated dentists. The Company expects to complete the transaction by the end of the second quarter of 1998. No financial terms were disclosed at the time of the announcement.

Provider Relations

The Company believes that the most essential element in its enrollment growth is a stable panel of quality focused dentists in convenient locations. The Company also requires that all Dental HMO and PPO providers meet all Quality Assessment program standards. The program includes current license verification, current liability insurance, and a risk management review of the dental facility to ensure that all OSHA and regulatory requirements are met, an inspection of the office's sterilization practices, and a review of the facilities location, including parking availability and handicap access. See "Quality Management and Improvement."

The Company believes that dental providers on the Company's Dental HMO and PPO panels are willing to provide their services at a lower capitated (fixed) rate per month in exchange for the relatively steady, extended stream of revenue generated by panel participation. Furthermore, this contractual revenue source for the provider is free from the collection problems and administrative costs sometimes associated with other forms of dental coverage. Thus, qualified dentists and/or dental groups have generally been available and willing to participate on the Company's panels and supplement their fee-for-service practice.

The Company compensates each panel dental office on its Dental HMO plans on a monthly capitation rate for each member who selects that office, regardless of the amount or character of service provided during the month. The capitation rate does not vary with the nature or extent of services utilized, however is variable based on plan design. The total amount paid to each dental office is determined by the capitation rate per each client contract applicable thereto, and the number of eligible members served by the participating dental office. The Company provides additional compensation to its Dental HMO providers for specified dental procedures. The Company believes that this compensation program provides for a higher level of member and provider satisfaction through increased compensation to the provider. For dentists who provide services to the Company's insured members, compensation is based upon a percentage of the provider's usual and customary fee based upon established tables of allowances utilized by the Company in its claims paying processing systems. Benefits are provided in accordance with percentages that are established for each member's benefit program. Providers who participate in the Company's PPO program are compensated at a fee which is less than the provider's usual and customary fee, usually at a discount of up to 30%, or 30% off of the Company's usual and customary fee for the area, whichever is less.

The Company currently employs provider relations representatives in each local market. All have extensive dental office management backgrounds and act as consultants to assist our panel providers with the administration of the plan in the day-to-day operation of their offices.

Should a dental office terminate its contract with the Company, if necessary a new provider will be recruited in a timely manner to meet the needs of the members assigned to that office, and so there will be no delay in the member's care. No dental office provided service to more than 10 percent of the Company's members at December 31, 1997.

The Company's panel dental offices are free to contract with other dental plans and both they and the Company can terminate the contract at any time upon 60 days prior written notice. In accordance with the contract, the Company may also terminate the contract "for cause" upon 15 days prior written notice. The Company may also, at anytime, change the terms, rates, benefits and conditions of the various plans serviced by its providers with ten (10) days notice to the provider. The Company's contracts with panel dental offices require them to maintain their own professional liability insurance for a minimum of $200,000 per claim, and $600,000 per annual aggregate and to indemnify the Company for claims arising from their acts or omissions.

At December 31, 1997, approximately 5,000 primary care and specialty care dental offices, consisting of approximately 6,000 dentists were participating panel providers on the Company's Dental HMO plans. General dentists are required to render all basic dental care and refer members to specialists only as required. Under its policy, the Company offers nearly all specialty dental services, including oral surgery, endodontics, periodontics, orthodontics, and pediatric dentistry. If the specialty care falls within the Company's guidelines, all or a substantial portion of the specialists fees are paid by the Company. Such payments were 9.6 percent and 8.8 percent of the Company's dental health care services expenses in 1997 and 1996, respectively.

Management Information Systems

During 1997 the Company continued to enhance its proprietary management information system to better manage its operational resources and analysis of data. These changes focused on reporting mechanisms to track regulatory compliance and data interface with clients. The Company's goal is to continue to enhance technologies to better equip the Company to compete while ultimately reducing the Company's administrative expenses. The Company also continued its development of various operating systems based upon software source code purchased in 1996 for its business operations system which are being adapted to the specific needs of the Company. This software allows the Company to develop, in-house, a system which will be used to expand the Company's management information system to all Company regional offices. This system takes advantage of the power of personal computers in the workplace. The system will provide a much easier and more efficient interface using Windows-based screens.
Individual users will be able to quickly customize data queries for their specific needs with results directed to the screen, printer or downloaded into a word processor and/or spreadsheet. The system will have integrated accounts receivable and accounts payable components that allow the Company to more easily track, report and perform analysis on revenue and expense.

The Company employs a personal computer network-based general ledger system providing reporting and analysis tools which allows for the extraction and download of data to word processors and spreadsheets for further analysis. The Company also expanded the use of its electronic mail system to all its offices.

As the Company's client base continues to grow in all areas, the Company has upgraded its current network server to handle the increased activity. The dental HMO plan, indemnity and PPO plans, and electronic mail environments are now interconnected. With the implementation of these new and upgraded systems, the entire network will be tightly integrated. These systems demonstrate the Company's proactive position in automating its computer operations and allowing it to remain competitive in the marketplace.

Year 2000 Compliance

The Year 2000 issue results from computer programs using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

As part of the Company's proactive approach to automation, it has incorporated Year 2000 compliance into its Business Continuity plans. The Company purchased and is in the process of upgrading any and all information systems software and hardware. Through the implementation of new and upgraded computer information systems, such information systems will recognize the year 2000, and process date data correctly, including the Company's manipulation of data when dates are in the 20th or 21st Century.

Initial steps began in 1996 as the Company continued to enhance its information systems, including all hardware and software products, individually and in combination, to better manage operational resources and analysis of data. Such change is focused on reporting mechanisms to track regulatory compliance and data interface with clients. A review was also performed to determine the future needs of the Company and to enhance technology to better enable the Company in providing its services.

These steps included the purchase of business operations source code software which has been adapted to the specific needs of the Company. This has allowed the Company to develop, in-house, a system which is being used to expand its information system, and take advantage of the power of personal computers in the workplace. The systems provide easier, more efficient user interface. Individual users will be able to quickly customize data according to their specific needs, with results directed to the screen, printed or downloaded into a word processing or spreadsheet format. The system will have integrated accounts receivable and accounts payable components that allow the Company to more easily track, report and perform analysis of revenue and expense.

The implementation of such new and upgraded systems demonstrates the Company's proactive position in automating its information systems operations. The Company expects to have substantially all of the system and application upgrades completed by the end of 1999 and believes that its level of preparedness for the century transactions is appropriate.

Based on its proactive upgrade of the Company's computer information systems, the Company believes that the Year 2000 issue will not have a material impact on the Company's results of operations.

Company-Owned Dental Facilities

In October 1996, the Company initiated a strategic plan to sell all of the general dental practices owned by the Company. The assets of the general dental practices sold pursuant to the Company's plan, consisted primarily of leasehold improvements, equipment, accounts receivable and supply inventories. Four general dental practices were sold during 1996 and the remaining twenty-seven general dental practices were sold during the nine month period ended September 30, 1997. In August 1997, the Company sold all of the tangible assets of its then remaining fifteen general dental practices to a non-affiliated entity. The aggregate purchase price of all of the assets sold relating to the general dental practices of the Company was $14.24 million in 1997 and $3.28 million in 1996. All transactions were wholly financed by the Company pursuant to various promissory notes which have an effective interest rate of 8.5 percent and 30 year term, secured by the assets sold. The Company recorded the completion of the sale of its remaining general dental practices in the third quarter of 1997. The Company also recorded a loss from the general dental practices disposed of net of income taxes in the fourth quarter, primarily relating to reserves for under performing notes and receivables, litigation expenses and other related transaction costs. On March 16, 1998, the Company announced that it had entered into a letter of intent to sell the orthodontic practices operated by a subsidiary of the Company to Pacific Coast Dental, Inc., Associated Dental Services, Inc., and their affiliated dentists. The Company expects to complete the transaction by the end of the second quarter of 1998. No financial terms were disclosed at the time of the announcement.

During the fourth quarter of 1996, the Company also established a practice management subsidiary known as Imprimis Practice Management Company, Inc. (the "Imprimis"). The purpose of this subsidiary was to provide ongoing administrative support to dentists in the operation of their practices. As part of its strategy to focus on its core business, in February 1998, the Company determined that it would be in its best interests to sell the assets associated with Imprimis' operations. In connection with the sale of certain assets of Imprimis, the Company has agreed or will enter into an agreement with each of the dentists who had previously executed a practice management agreement with Imprimis to terminate the Imprimis agreement thereby releasing the Company from any further obligations of performance under said agreement. It is anticipated that the sale of the Imprimis assets and the execution of the various termination agreements will be completed by the end of the second quarter of 1998.

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

Under the direction of the Company, each affiliated dentist's office undergoes regular assessments to determine appropriateness of care and treatment outcomes. The Company outsources the onsite review process to several firms dedicated to this process. This policy is similar to the concept of using independent accountants to verify financial statements. By using an outside source, the Company is able to maintain a significant level of independence not always found when using employees to conduct the on-site assessments. The Company also maintains a credentialing verification process through an outside source which is utilized to verify the provider's licensing status, insurance, compliance with applicable federal and state regulations, peer review society status, and other related processes with an objective approach for consistency, effectiveness, and risk management review.

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

Member Services

The Company maintains a comprehensive Member Services and Grievance Resolution System designed to assist members with simple inquiries and resolution of dissatisfactions. The Company consistently monitors service statistics to ensure continued ability to exceed the members' expectations. Eighty percent (80%) of all dissatisfactions (grievances) received concerning eligibility or professional services are resolved completely within 48 hours. The Company makes every attempt to resolve more complex situations within 5 working days, but no longer than 30 days following the receipt of the grievance.

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

Risk Management

The Company has sufficient general and professional liability insurance coverage to manage the ordinary exposure of operating its managed care dental plan business and its indemnity dental plans. Generally, the Company is indemnified against professional liability claims by its independently contracted providers. In addition, each dentist is required to maintain professional liability insurance with specified minimums of coverage. The Company also maintains arbitration provisions in its contracts with providers.

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

During 1997, as a result of its favorable claims history, the Company continued to lower its risk management costs.

Clients and Contracts

Substantially all of the Company's 1,165,000 members at December 31, 1997, participate through over 5,550 group plans paid for by governmental and private sector employers, multiple-employer trusts and educational institutions or, to a minor extent, through individual plans.

The Company's 10 largest clients accounted for approximately 19 percent of the Company's health care revenues for 1997 and 20 percent in 1996. Significant clients served in 1997 by the Company include the City of Dallas, City of Los Angeles, City & County of San Francisco, County of Los Angeles, Dallas Independent School District, HealthNet, Foundation, several contracts with McDonnell Douglas Corporation, Southern California Gas Company, and the Joint Council #42 Welfare Trust. In the opinion of management, the loss of any single client would not have a material adverse effect on the Company's financial condition or results of operations.

The Company takes a proactive approach to better service its clients and members. The Company maintains a multi-faceted plan to address the specific needs of its clients by assigning a client services representative to all clients. Each client services representative has dental care and field experience. The Company's customer service complaint system also has been enhanced by the Company's computer network which provides each representative with full access to client, member and provider records. The Company's provider network also benefits its multi-state clients.

Given the increasingly competitive nature of the dental care market, it is not unusual for the Company to obtain a new client from competing indemnity insurers or other dental HMO plans, or to lose an existing client to others. The Company is also sensitive to the requirement that there be adequate levels of compensation to its panel of participating providers so as to ensure that there is an adequate panel of providers from which the client's members may select. As a result, the Company has been obtaining price increases of up to 10 percent per year. See "Marketing" and "Competition."

The Company's contracts generally provide for a defined dental benefit program to be delivered to plan members for a period of one to two years at a fixed monthly per-capita rate to the client. The contracts normally allow the client the right to terminate on 60 days written notice of a deficiency in performance; the Company has the right to extend the 60-day period to correct the deficiency.

Acquisitions

In 1996, the Company completed the acquisition of all of the outstanding shares of First American Dental Benefits, Inc., dba, American Dental Corporation ("First American"), a privately held dental HMO care company based in Dallas, Texas, and an affiliated marketing entity, for a total consideration of approximately $23.6 million. Of the purchase price, $20 million was paid at closing and the Company is obligated to pay an aggregate sum of $3.6 million over 3 years to satisfy certain payment obligations pursuant to non-competition agreements entered into between the Company and the former owners of First American. The Company financed the acquisition of First American through a credit agreement with a bank. First American provides managed dental care services through a network of approximately 1,100 dental care providers to approximately 175,000 members in Texas. The acquisition of First American was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition.

In May 1997, the Company completed the acquisition of all of the outstanding shares of common stock of Advantage Dental HealthPlans, Inc. ("Advantage"), a privately held dental HMO care company based in Fort Lauderdale, Florida, for a total value of approximately $10.0 million, consisting of cash and debt. Advantage provides benefits to approximately 125,000 members through approximately 700 dental care providers in Florida. The acquisition of Advantage was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. In October 1997, the Company renamed Advantage to SafeGuard Health Plans, Inc.

In August 1997, the Company completed the acquisition of all of the outstanding shares of common stock of Consumers Life Insurance Company of North Carolina ("Consumers"), a privately held dental indemnity insurance company with licenses in sixteen states. The Company purchased the licenses and obtained all the statutory deposits held on behalf of Consumers for a cash payment of $3.2 million and capitalized Consumers with total capital and surplus of $5,000,000. In connection with the acquisition of Consumers, it was redomesticated from North Carolina to Texas and renamed SafeHealth Life Insurance Company, Inc. It is the intent of the Company to merge SafeHealth Life and SafeHealth Life Insurance Company, Inc. during 1998. No active business was acquired in connection with the acquisition of Consumers by the Company.

Marketing

In the past, the Company's primary marketing strategy has been to contract with large employer groups. While this strategy has served the Company well in the past, several years ago the Company broadened its market strategy to seek out and contract with employers with between 100 and 1,000 employees. While in the past, the Company's dental HMO plan had been offered as an alternative to the primary dental insurance included in the employer's health care benefit program, with the acquisition of the Company's indemnity insurance subsidiary, the Company is now able to contract with the employer to provide both the dental HMO plan and the indemnity dental insurance program through one relationship. By targeting the smaller and mid-sized employer groups described above, and by offering both the dental HMO and indemnity dental products to the employer, the Company is able to obtain a higher per member per month rate than it could previously by only offering its dental HMO care plan. Before submitting a proposal to a prospective employer-client, the Company analyzes a demographic profile of the potential new plan members, the current and desired dental benefit levels, availability of adequate provider coverage and timely access, and other factors.

The Company markets its dental benefit plans through a network of over 1,500 independent insurance agents and brokers and an employee sales force. This distribution system is designed to reach group purchasers of all sizes in an efficient and cost effective manner. The Company believes that its marketing strategy provides it with a competitive advantage by enabling it to market to a wider range of potential groups more effectively than companies relying upon a single distribution system.

The Company's sales force targets employers and groups which are more likely to contribute towards the cost of dental benefits for their employees. In marketing to such groups, the Company's sales force focuses on selling both the dental HMO plan and an indemnity/PPO product. The Company pays its sales force through a combination of salary and incentive based compensation upon the number of members enrolled for new groups. As part of its growth strategy, the Company intends to increase its sales staff during 1998.

The Company's independent insurance agent and broker network focuses on offering dental HMO and indemnity PPO products to medium and smaller sized employers which may or may not contribute towards or offer dental benefit plans to their employees. The Company believes that there are significant opportunities for the Company to expand dental HMO and indemnity coverage to medium and smaller sized employers by expanding its network of independent brokers who can effectively sell dental benefit programs to the medium and smaller sized market. Brokers and agents typically do not market the Company's dental plans on an exclusive basis. Brokers and agents generally receive a flat percentage of premium collected as commission for the initial sale and for each renewal thereafter. Brokerage commissions paid by the Company were 5.7 percent and 4.3 percent of health care revenues for 1997 and 1996, respectively.

Once plan participation is to be made available to employees, the Company's marketing efforts shift to the potential plan members. During a designated annual open enrollment period, participants may elect the Company's dental plans or opt for the other form(s) of dental benefits being offered, generally dental indemnity insurance, either offered by the Company or another insurance carrier. Generally, participating employees can enroll into or drop out of the Company's plans only during this enrollment period. Management believes that with most of its group clients, an average of approximately 10% to 15% of eligible employees select the Company's dental HMO plan during the first open enrollment period in which it is offered and that with smaller group clients, an average of approximately 20% with voluntary plans select the Company's dental HMO plan, and an average of approximately 30% of eligible employees with employer paid plans select the Company's dental plan during the first open enrollment period in which it is offered.

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

In the situation where the Company is successful in selling its multi-choice products to the employer, all employees are enrolled in one of the plan's offered by the Company. The Company believes that the ability to offer a multi-choice option program increases the amount of revenue generated from each sale by providing the employer with the entire insurance program which may be available to its employees. This has the effect of increasing the overall per member per month rate paid by the employer for each employee since the per member per month premium for the Company's indemnity dental program is significantly higher than that which the Company charges for its dental HMO plans. This has the overall effect of increasing the revenue generated from each dollar of expense associated with the selling of the Company's products.

In 1997, approximately 61 percent of the Company's enrollment originated in the State of California, while approximately 20 percent originated in the State of Texas. No other state contributed more than 10% of the Company's enrollment during 1997.

The Company provides a vision plan now known as Premier Vision Care Plan (the "Premier Plan"). The Company developed the Premier Plan with the intention of enhancing the vision care component of its benefit programs. The Premier Plan also features a convenient open provider option that allows members to select any optometrist under contract with the Company at the time they seek care. This open panel option is underwritten by the Company's indemnity insurance subsidiary in California. The entire Premier Plan is underwritten by this subsidiary in all other states in which it is provided. No provider preselection is required. There are no cards to mail or forms to present before receiving care so members can enjoy immediate access. The Premier Plan also allows members to obtain services from any vision care professional and receive reimbursement from the Company according to a set schedule of benefits. While the vision plan did not generate significant revenues during 1997, it is anticipated that the vision plans will continue to contribute to net income.

Smaller group employers find especially attractive the Company's ability to offer one-stop shopping with its multi-choice dental package of indemnity dental insurance and dental HMO plans, its vision plans and its life insurance plans.

The Company continues to increase its efforts to expand its business through strategic alliances. As a result, the Company maintains a relationship with several Health Maintenance Organizations ("HMOs") to provide dual choice indemnity and dental HMO plans to segments of members enrolled in the HMO.

Indemnity Insurance Plans - Indemnity Insurance Benefits

As a result of its desire to respond to the changing marketplace, the Company expanded its business to include indemnity dental plans. In September 1992, the Company acquired a California domiciled life and health insurance company and renamed it SafeHealth Life Insurance Company ("SafeHealth Life"). SafeHealth Life is regulated by the California Department of Insurance and currently holds a Certificate of Authority as a life, health and disability insurer in the states of Arizona, California, Colorado, Illinois, Kansas, Maryland, Missouri, Nevada, Ohio, Oregon, Texas, Utah and Wisconsin. SafeHealth Life has also applied for a certificate of authority in the state of New Mexico. In August 1997, the Company also acquired a North Carolina domiciled life and health insurance company known as Consumers Life Insurance Company of North Carolina, redomesticated it to the State of Texas and renamed it SafeHealth Life Insurance Company, Inc. ("SafeHealth Life, Inc."). SafeHealth Life, Inc. is licensed to transact the business of a life, health and disability insurance carrier in the states of Alabama, Arizona, Arkansas, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia. No active insurance business was acquired in connection with the acquisition of SafeHealth Life, Inc. The Company intends on merging SafeHealth Life and SafeHealth Life, Inc. during 1998.

SafeHealth Life has collaborated with other subsidiaries of the Company to develop certain innovative marketing concepts with the intent of offering consumers a multiple choice product consisting of a flexible indemnity plan, a PPO plan, and a comprehensive dental HMO plan in the states where it holds a Certificate of Authority. The ability to offer fee-for-service dental plans along with dental HMO benefits, better serves new and existing clients. The Company also offers a vision plan through SafeGuard in California, and SafeHealth Life in Colorado, Illinois, Missouri, Nevada and Texas. SafeHealth Life utilizes independent agents and brokers who specialize in the employee benefits area and appreciate the ability of SafeHealth Life to custom design plans as needed.

SafeHealth Life's client base includes small employer groups as well as governmental agencies and political subdivisions. During 1997, the number of insured members covered by SafeHealth Life grew 31.8 percent from 110,000 to 145,000. SafeHealth Life anticipates increasing production of its multiple choice dental programs in other states in which it is admitted to do business. SafeHealth Life is also offering group term life insurance as a participant in a reinsurance pool.

In late 1996, the Company purchased an indemnity dental claims processing system capable of auto-adjudicating over 60 percent of claims filed. In 1997, the Company acquired the source code for its indemnity dental processing claim system so as to allow the Company better utilize the features of this system so as to maximize the technological advantages that are available with this system. This system and its modifications will allow the Company to expand its indemnity dental programs without necessarily incurring significant additional administrative expense.

The ownership of an indemnity insurance company exposes the Company to risk for over utilization and claims costs in excess of premium revenue. To minimize its risks, the Company conducts thorough claims review and develops lag studies through the computer system purchased by the Company for its indemnity insurance business. The Company also maintains a full-time actuary department which is utilized to assist the Company in developing its benefit programs, rates and payment schedules.

Preferred Provider Organization

During 1993, SafeHealth Life began development of it's PPO Network program in response to the market demands to offer a more cost-effective alternative to traditional indemnity insurance, and more freedom of choice than the dental HMO network/product alternatives. The PPO Network program was developed to complement and also be used as a cost containment mechanism for current and future indemnity dental plan clients. The negotiated fee arrangements enable the Company to offer indemnity dental and SafeHealth Life PPO Network Plans that reduce benefit costs for participating client groups and members. SafeHealth Life PPO Network Plans are designed to encourage a greater level of participation from participating network dentists due to lower levels of benefits for the Out-of-Network option.

The Company also offers PPO Network Lease Services which offer the network as a stand alone option for a per-member per-month fee. The Network Lease Service is intended to be an option that is marketed to Health and Welfare Trusts, Third-Party Administrators and Self-funded Employer Groups, again promoting the cost containment features of the negotiated discounts. The Company assumes no risk for clients that lease the PPO Network. At December 31, 1997, SafeHealth Life had contracted with approximately 9,100 participating general and specialty dentists in the markets in which it operates. The overall geographical distribution of the dental network was developed to allow members easy access to network dentists to take advantage of negotiated discounts. All participating dentists have passed a strict qualification process and undergo annual quality assessment reviews as part of ongoing compliance with network participation.
The Company continues to actively recruit dentists for its PPO plan, and intends to add substantially more dentists to its PPO panel throughout 1998.

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

Geographic Expansion

The Company's strategy regarding geographic expansion is presently undergoing a strategic review to identify and capitalize upon opportunities that may exist in states in which the Company is not presently operating. In the past, the Company's strategy generally has been to enter new states only after obtaining a major contract, either by expanding the geographic scope of service to existing clients, by entering into contracts with new clients, or by establishing marketing agreements with other organizations. Geographic expansion will also be accomplished through acquisition of other dental HMO or indemnity insurance organizations, such as the Advantage acquisition that was completed in May 1997 which facilitated the establishment of a regional office in Florida and allowed the Company to commence operations in Florida, Georgia, and Washington, D.C. While the Company generally prefers not to expand into new states until an adequate base of client business exists to help defray the start-up costs of operations in those new states, the Company is currently reviewing its strategic opportunities to provide dental HMO and dental indemnity benefits in other states and markets in which the Company does not presently operate. A number of opportunities exist through strategic affiliations which the Company is pursuing.

Once a decision to expand has been made, the Company usually establishes a local market office to provide sales, marketing and provider services support in the local market. Basic administrative services are provided by the Company at its various regional offices. By using strategically located local market offices and regional support offices, the Company has better controlled administrative expenses associated with new plan start-ups, and can more efficiently and effectively service a greater number of members in each market.

Government Regulation

Many states have laws establishing the requirements for, and regulating the conduct of, the Company and other dental HMO plans. Such laws vary from state to state and they generally require a state license, frequently prescribe requirements for contracts, establish minimum benefit levels, impose financial tests and maintain standards for management and other personnel. There is currently no regulation of the Company's plans at the federal level.

Since some states will only license full service health plans, the Company cannot enter those states except in conjunction with SafeHealth Life, its indemnity insurance subsidiary, or with a full service HMO. Other states permit only nonprofit corporations to become licensed as dental HMO plans, again limiting the Company's access. The heavily regulated nature of the Company's industry imposes a variety of potential obstacles to management's plans for further geographic expansion and could limit the Company's future growth. On the other hand, this regulatory environment also governs the conduct and expansion prospects of existing and new competitors.

The Company's dental HMO plans are licensed and regulated by pertinent state authorities. Among the areas regulated, although not necessarily by each state, are the scope of benefits available to members, the content of all contracts with clients, providers and others, tests of financial resources, including maintenance of minimum stipulated financial reserves for the benefit of plan members, procedures for review of quality assurance, enrollment requirements, minimum loss ratios, "any willing provider" requirements which may limit the Company's right to restrict the size of its provider network, the relationship between the plan and its providers, procedures for resolving grievances, and the manner in which premiums are determined or structured.

The Company's indemnity insurance operations through SafeHealth Life are regulated by the California Department of Insurance, and the Department of Insurance of the other states in which SafeHealth Life is licensed to transact insurance business. The Company's indemnity insurance operations through SafeHealth Life, Inc. are regulated by the Texas Department of Insurance and the Department of Insurance in the other states in which SafeHealth Life, Inc. is licensed to transact business. These regulations include specific requirements with regard to minimum capital and surplus, permitted investments, advertising, policy forms and claims processing requirements. The Company's insurance operations are also licensed to transact business in other states which traditionally follow the compliance requirements of the insurance company's domiciled state, while sometimes imposing minimal specific policy and deposit requirements for the Company's operations in those states. Insurance companies are heavily regulated and require significant cash deposits for capital and surplus. The Company's ability to expand its insurance operations into states in which it is not currently licensed is dependent for the most part on the regulatory review process which is conducted by the Department of Insurance in each state in which the Company is applying. Such reviews may take anywhere from six to twenty-four months.

Trademarks, Service Marks and Tradenames

The Company has filed, received approval and has obtained renewal protection from the United States Patent and Trademark office for certain trademarks and tradenames for names and products used by the Company in its ordinary course of business. The Company has received a trademark, service mark or tradename for the following words and phrases used with and without distinctive logos maintained by the Company:

 . SafeGuard(R) used with a distinctive logo depicting three superimposed figures used in connection with its dental HMO plans;

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

Competition

The Company operates in a highly competitive environment with numerous competitors wherever the Company conducts business. The Company's competitors include large insurance companies that offer both Dental HMO benefits and traditional dental indemnity insurance, HMOs that offer dental benefits, self-funded employer-sponsored dental programs, dental PPOs, discounted fee-for-service dental plans and other local or regional companies which offer dental benefit programs. Many of the Company's competitors are significantly larger and have substantially greater financial and other resources, than the Company.

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

Larger, national indemnity insurance companies that offer both Dental HMO and indemnity dental benefits may have a competitive advantage over independent dental plans due to the availability of multiple product lines, established business relationships, better name recognition and greater financial and information system resources. The Company believes that it can effectively compete with these insurance companies due to the comprehensiveness of its management team and resources directed towards developing competitive dental benefit plans at premium rates, which are generally lower than such large national indemnity insurance companies. Some medical HMOs offer their own dental benefit plans and others contract with independent dental HMO plans for those services. The Company believes that it can compete with HMOs that offer dental benefit plans and the Company intends to continue to pursue opportunities to form relationships with HMOs to offer dental benefit plans to HMO members.

Other than for technological expenses associated with the provision of Dental HMO and indemnity dental benefit programs, the Company's business does not require substantial amounts of capital. Other than government regulation and the related operating costs of start-up, there are no significant barriers to new companies entering into the market. There can be no assurance that the Company will be able to compete successfully with new market entrants. Any such additional competition could adversely impact the Company's revenues, net income and growth prospects through fee reductions, loss of providers or clients, and/or market share.

Employees

At December 31, 1997, the Company had 358 employees, of whom 15 were executives, and 124 were administrative and clerical personnel. Of the total number of employees the Company had 109 personnel in the to be discontinued orthodontic and practice management areas. Regional administrative services are provided in Anaheim, California, Dallas, Texas and Fort Lauderdale, Florida. Corporate administrative services are provided at the Corporate office in Anaheim, California. Approximately 100 clerical and auxiliary employees are represented by two labor unions. No other employees or dentists are union members. The Company considers its relations with its employees to be good.

The Company maintains a 401(k) plan which allows for a pre-tax contribution from an employee's earnings. Employees are eligible to participate in the 401(k) plan upon completion of six months of service with the Company. Under the 401(k) plan, an employee may defer up to 15 percent of his or her gross compensation each pay period and the Company may, at its option, make an additional discretionary contribution to be allocated among employees in the plan in proportion to the compensation deferred. Employees are 100 percent vested in their interest in the 401(k) plan at all times. The Company also maintains a pre-tax medical insurance option within the meaning of Paragraph 106 of Section 125 of the Internal Revenue Code for its employees insuring dependents.

Risk Factors

The business and competitive environment in which the Company operates involve certain factors that expose the Company to risk and uncertainty some of which are related to the managed dental care industry in general and others related more specifically to the Company. As a result of the risks and uncertainties described below as well as other risks presented elsewhere in this report, there can be no assurance that the Company will continue to be as successful as it was in the past few years or maintain its current market position. Some of these factors have affected the Company's operating results in the past, and all of these factors could affect its future operating results.

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

Risk of Acquisitions and Sale of Assets. The Company has recently completed and or announced three acquisitions and a series of asset sales related to discontinued general dental and orthodontic practices. The acquisitions entail risks that the Company will be unable to successfully integrate the acquired businesses into its existing operations, that the acquisitions will fail to perform in accordance with expectations, and that the acquisitions will require the devotion of significant amounts of management's time to assimilate, the occurrence of any of which could have a material adverse effect on the Company's operating and financial results.

Certain of the asset sale transactions related to its discontinued operations have been structured such that the Company received promissory notes for all of the purchase price. In the fourth quarter of fiscal 1997 the Company established a reserve for under-performance of certain of these notes. To the extent that any charges exceed the reserves established, the non-performance under such notes may have an adverse effect on the Company's financial results. The acquisitions and sales may also expose the Company to additional transition costs and the sales may expose the Company to litigation that may divert resources and management's time.

Competitive Market. The Company operates in a highly competitive environment. The Company's ability to expand is affected by its existing competition as well as increasing competition, not only in dental product choices, but also in the number of competitors in the areas that the Company offers its products. There can be no assurance that the Company will be able to compete successfully with new market entrants. Any such additional competition could adversely impact the Company's revenues, net income and growth prospects through premium reductions, loss of providers or clients, or market share. The Company expects the level of competition to remain high and recognizes that competitive pricing pressures may have an adverse effect on the Company's operating margin.

Ability to Continue Company Growth. The Company has grown in recent years through expansion in new small and mid-size clients, an increase in the number of persons covered under indemnity insurance products offered by the Company's insurance subsidiary, an increase in the number of members covered as a result of strategic relationships with other health care providers, the September 1996 acquisition of First American, the May 1997 acquisition of Advantage, and the August 1997 acquisition of SafeHealth Life, Inc. Although the Company desires and intends to continue to expand, there can be no assurance that the Company will be able to maintain or continue to expand its market presence in its current locations or to successfully enter other markets. The ability of the Company to continue its growth will depend on a number of factors including existing and emerging competition, the Company's ability to maintain effective control over dental care costs, the Company's ability to secure cost effective contracts with additional dentists, the introduction of new technologies, and availability of working capital to support the Company's growth.

Levels of Utilization and Dental Care Services. The Company's dental indemnity and PPO dental plans are underwritten by a subsidiary of the Company. These plans subject the Company to underwriting risks associated with over utilization and pricing variances in excess of premium revenues. To minimize these risks the Company conducts thorough claims review and lag studies and maintains an actuary department. However, if underwriting risks are not accurately assessed, rates charged to clients may not cover costs, which may have a material adverse effect on the Company's operating and financial results.

In addition, dental care provided by specialists is made available to members under many of the Company's dental HMO plans. The Company assumes responsibility under such plans for such specialty care arrangements and is responsible for such payments, usually at a discounted, fee-for-service basis and not on a capitated basis. Accordingly, the Company retains the risk for the payment of specialty dental care claims and if the utilization of specialty dental care increases under the Company's outstanding Dental HMO plans, it could adversely affect the Company's operating and financial results.

Effect of Adverse Economic Conditions. The Company's business may be adversely affected by periods of economic slowdown or recession which, among other things, may be accompanied by layoffs by client organizations reducing the number of members served by the Company, and increased pricing pressure from its clients and competitors.

Relationships with Dental Providers. The success of the Company is dependent upon the Company's continued maintenance of a large network of quality dentists in each of the Company's markets. Generally, the Company and network dentists enter into non-exclusive contracts that may be terminated by either party with limited notice. The Company's operating results may be adversely affected if the Company is unable to establish and maintain contracts with an adequate number of quality dentists in any market in which it operates.. See "Business-Provider Relations."

Dependence on Key Personnel. The Company believes that its success is largely dependent upon the abilities and experience of its senior management team. The loss of the services of one or more of these senior executives could adversely affect the Company's operating and financial results. The Company has entered into employment agreements with its key senior executives including the Chief Executive Officer and the Chief Operating Officer.

Possible Volatility of Stock Price. The Company's stock price is subject to fluctuations. The stock price volatility can be a response to actual or anticipated variations in operating results, announcements of new developments by the Company or its competitors, developments in relationships with clients and other events or factors. Even a modest underperformance against the expectations of the investment community by the Company can lead to a significant decline in the market price of the Company's stock. Broad stock market fluctuations, which may be unrelated to the operating performance of the Company, may also adversely affect the market price of the Company's stock.

Directors and/or Executive Officers of the Registrant

The current directors and/or executive officers of the Company are as follows:

Name                                    Age                                Position
----                                    ---                                --------
Steven J. Baileys, D.D.S.                44   Chairman of the Board of Directors and Chief Executive Officer (2)
John E. Cox                              46   President, Chief Operating Officer and Director (2)
Ronald I. Brendzel, J.D.                 48   Senior Vice President, General Counsel, Secretary and Director (2)
Herb J. Kaufman, D.D.S.                  46   Senior Vice President and Chief Dental Officer
Wayne K. Butts                           44   Senior Vice President-Alternative Distribution Programs
Judy M. Deal                             46   Vice President-Provider Relations
Thomas C. Tekulve, C.P.A.                46   Vice President and Chief Financial Officer
Kenneth E. Keating                       34   Vice President-Imprimis and Guards Office Operations
John D. Lyon                             49   Vice President-Marketing
Carlos Ferrera                           34   Vice President-Regional Operations and Information Technologies
Nancy Stokes                             60   Vice President-Quality Improvement Programs
Jacob J. Rausch                          38   Vice President-Business Development
Michael M. Mann, Ph.D.                   58   Director (1)(2)
William E. McKenna                       78   Director (1)(2)
George H. Stevens                        44   Director (1)(2)
Bradford M. Boyd, D.D.S.                 46   Director (1)(2)
-----------------------------

(1) Member, Compensation and Stock Option Committee, Audit Committee and Nominating Committee

(2) Directors hold office from the Annual Meeting of Stockholders for staggered terms of three years (until re-elected or until successors are elected and qualified), as follows:

       Mr. Brendzel, Dr. Mann and Dr. Boyd        Class II       May, 1998
       Dr. Baileys and Mr. Stevens                Class III      May, 1999
       Mr. McKenna and Mr. Cox                    Class I        May, 2000

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

Mr. Cox was appointed President and Chief Operating Officer in March 1997, and was named as a Director of the Company in March 1997. He was Executive Vice President and Chief Operating Officer from May 1995 to March 1997. From 1985 to 1995, he served in various executive capacities for CIGNA Dental Health, including Vice President, National Sales and Account Services, Western Regional President, Chief Financial Officer and Controller. From 1981 to 1985, Mr. Cox served in various financial capacities for Southeastern Health Services/Prucare-Prudential Insurance Company's group model HMO in Atlanta, Georgia. He is the Company's representative to the National Association of Dental Plans, and served on the Board of the California Association of Dental Health Maintenance Organizations.

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

Mr. Butts was appointed Senior Vice President-Alternative Distribution Programs in October 1997. Prior thereto, he was Senior Vice President Director of Regional Operations from December 1995 to October 1997. Preceding that, he was Vice President-National Sales Director since February 1988. Prior to joining the Company, he was a Senior Account Executive with Equicor-Equitable HCA Corporation in Los Angeles from November 1985 to February 1988. Preceding that, Mr. Butts was a Senior Sales Representative with the Company from February 1983 to November 1985. Mr. Butts' background in the insurance/benefits area began in 1978 with Blue Cross of California.

Ms. Deal was appointed Vice President-Provider Relations in October 1997. Prior thereto, she was Vice President-Member and Provider Services from January 1996 until October 1997. From January 1995 until January 1996, she was Vice President-Provider Relations. Prior to joining the Company, Ms. Deal was the Director of Provider Relations for CIGNA Dental Health from November 1988 to January 1995. Preceding that, Ms. Deal was the Dental Office Manager of a large group dental practice from November 1974 to November 1988.

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

Mr. Keating is the Vice President-Imprimis and Guards Office Operations for the Company. He was Vice President-SafeHealth Life Operations from August 1995 until October 1995 when he was appointed to his present position. From March 1987 to July 1995, Mr. Keating served in various executive capacities for CIGNA Dental Health, including Director of Sales and Account Services, Director of Network Development and Director of Staff Model Operations.

Mr. Lyon is the Vice President-Marketing for the Company. He joined the Company in July 1995. From September 1993 to April 1995, Mr. Lyon was Vice President-Marketing of Scan Health Plan. From October 1990 to July 1993, he was Associate Vice President-Marketing of FHP Health Care. Preceding that, he was Vice President-Project Director of Fessel International from February 1989 to September 1990.

Mr. Ferrera was appointed Vice President-Regional Operations and Information Technologies for the Company in October 1997. Prior thereto, he was Vice President-SafeHealth Life Operations for the Company. He joined the Company in October 1995. From March 1988 to October 1995, Mr. Ferrera served as Director of Provider Relations and Product Consultant for CIGNA Dental Health. Preceding that, he was a Staff Sergeant in the United States Air Force.

Ms. Stokes joined the company in September 1997 as Vice President-Quality Improvement Programs. From August 1996 until September 1997, she was employed as a Health Planning Consultant, Quality Improvement Manager for the Arizona Department of Health Services, Office of Oral Health, responsible for designing, conducting, coordinating and documenting quality improvement reviews and program evaluations for all licensed prepaid dental plans operating in Arizona. Program oversight included conducting site visits, tracking, analyzing, monitoring and reporting quality improvement efforts and outcomes. From September 1991 until June 1996, Ms. Stokes was employed by CIGNA Dental Health where she was, at various times, responsible for provider recruitment, specialty referral processing, claim analysis and adjudication, and was director of member services.

Mr. Rausch was appointed Vice President-Business Development in October 1996. From July 1996 until October 1996, he was the Company's Director of Business Development when he was appointed to his present position. Mr. Rausch joined the Company in July 1996. Prior to that he has held the positions of Regional Vice President for CIGNA Dental Health, Vice President and Health Plan Manager for CIGNA Healthplan, Regional Director of Contracting for Kaiser Health Plans, Assistant Vice President for Kemper National Services and Managing Consultant for Future Health, Inc., a health care consulting company.

Dr. Mann has been a Director of the Company since May 1987. He is also Chairman of Blue Marble Partners, and Chairman, President and Chief Executive Officer of Blue Marble Development Group, Inc. international corporate development and consulting firms. From August 1986 until September 1987, Dr. Mann was a Partner of Mann, Kavanaugh, Chernove & Associates, a business development firm. He was President, Chief Executive Officer and a Director of Helionetics, Inc., a defense, energy and signal information processing company, from December 1984 to July 1986, and Executive Vice President from April to December 1984. Dr. Mann is a Director of Datum, Inc. and Management Technology, Inc.

Mr. McKenna has been a Director of the Company since September 1983. Since December 1977, Mr. McKenna has been a general partner of MCK Investment Company, a private investment company. Mr. McKenna was Chairman of the Board of Technicolor, Inc. from 1970 to 1976 and was formerly Chairman of the Board and Chief Executive Officer of Hunt Foods & Industries, Inc. and its successor, Norton Simon, Inc. From 1960 to 1967, Mr. McKenna was associated with Litton Industries, Inc. as a Director and in various executive capacities. He is currently a Director of California Amplifier, Inc., Midway Games, Inc., Drexler Technology Corporation, and WMS Industries, Inc.

Mr. Stevens has been a Director of the Company since May 1989. Since 1982, he has been President of Belle Haven Marina, Inc., a privately held leisure and recreational organization located in Virginia. He is also President of Kingfish Corporation, a privately held corporation which is engaged in the business of chartering pleasure yachts in the mid-Atlantic region. Mr. Stevens is also the owner of Mariner Sailing School located in Virginia. Mr. Stevens' combined organization is the largest operator of recreational vessels in the Washington D.C. area.

Dr. Boyd has been a Director of the Company since May 1995. He has been licensed to practice dentistry in the State of California since 1983, and has been the sole proprietor of Bradford M. Boyd, D.D.S., located in Lancaster, California. Dr. Boyd also is a private investor. He is a member of the American Dental Association, California Dental Association, and San Fernando Valley Dental Society. Dr. Boyd is also an officer of the Dental Foundation of California and is also a member of the Board of Directors of High Desert Children's Dental, a charity organization providing free dental services to underprivileged children

Item 2.  Properties

The Company owns a 60,000 square foot building in Anaheim, California, which it utilizes as its corporate headquarters and executive offices. In addition, the Company leases offices in Phoenix, Arizona; San Diego, California; Walnut Creek, California; Denver, Colorado; St. Louis, Missouri; Austin, Texas; Dallas, Texas; and Houston, Texas. The Company leased all of its previously owned Guards dental offices pursuant to practice management agreements. Those leases expire on dates ranging through July 2005. In the opinion of management, the Company's facilities are adequate for its current needs.

During 1997, the Company entered into a lease agreement to lease office space consisting of approximately 68,000 square feet in Aliso Viejo, California. The Company intends on moving its corporate headquarters and executive offices from its current location at Anaheim, California to Aliso Viejo, California during the third quarter of 1998. The Company is in the process of selling its current corporate headquarters and executive offices in Anaheim, California and intends on completing that transaction during 1998, although no assurances can be given that the office building currently owned by the Company will be sold during 1998 or that a suitable buyer willing to purchase the building under terms and conditions which are satisfactory to the Company will be found during 1998.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

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

Fiscal Year ended December 31, 1997                  High        Low
                                                     ----        ---
     First Quarter..............................   $18.375     $11.125
     Second Quarter.............................   $ 12.75     $ 9.625
     Third Quarter..............................   $ 14.00     $ 10.50
     Fourth Quarter.............................   $14.875     $ 12.50

Fiscal Year ended December 31, 1996
     First Quarter..............................   $ 16.50     $ 11.50
     Second Quarter.............................   $ 19.25     $ 16.00
     Third Quarter..............................   $ 22.38     $ 17.50
     Fourth Quarter.............................   $ 20.75     $ 16.00

Approximate Number of Equity Security Holders
---------------------------------------------

                                                    Approximate Number of
                                                        Record Holders
     Title of Class                               (as of December 31, 1997)
     --------------                                -----------------------
     Common Stock, $.01 Par Value                           1,000

Dividends
---------

No cash dividends have been paid on the Company's common stock. It is the policy of the Board of Directors to retain the Company's earnings for use in its operations and expansion of its business, and the Company does not anticipate paying cash dividends in the foreseeable future.

Stockholder Rights Plan
-----------------------

In March 1996, the Company's Board of Directors declared a dividend of one right to purchase fractions of the shares of its Series A Junior Participating Preferred Stock, par value $.01 per share having rights, preferences, privileges and restrictions under certain circumstances, other securities, for each outstanding share of the Company's common stock, par value $.01 per share distributed to stockholders of record at the close of business on April 12, 1996. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 22, 1996, between the Company and American Stock Transfer and Trust Company, as Rights Agent.

(b)     Use of Proceeds
        ---------------
        N/A

Item 6.   Selected Financial Data

The financial data included in the table as of December 31, 1996 and 1997 and for the three years ended December 31, 1997, have been derived from financial statements audited by the Company's independent accountants, Deloitte & Touche, LLP. This data was reclassified in prior years to reflect the discontinuation of the Company's general dental and orthodontic practices (see Note 2 of the Consolidated Financial Statements). This data should be read in conjunction with such financial statements and notes thereto, and Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

Selected Operating, Statistical and Balance Sheet Data
------------------------------------------------------

Year Ended December 31,                                        1997      1996       1995       1994       1993
---------------------------------------------------------------------------------------------------------------
Operating Data (in $000's except income per share):
-------------------------------------------------
Health care revenues                                         $95,350    $72,709    $60,736   $53,921    $51,618
                                                             -------    -------    -------   -------    -------
Expenses:
 Health care services                                         65,702     54,534     45,285    39,203     35,761
 Selling, general and administrative                          25,103     16,292     13,451    12,178     11,573
                                                             -------    -------    -------   -------    -------
              Total expenses                                  90,805     70,826     58,736    51,381     47,334
                                                             -------    -------    -------   -------    -------
   Operating income                                            4,545      1,883      2,000     2,540      4,284
 Other income                                                  1,632        984      1,286     1,026        690
 Interest expense                                             (2,871)      (485)       --         (3)       --
                                                             -------    -------    -------   -------    -------
   Income from continuing operations before provision
    for income taxes and discontinued operations               3,306      2,382      3,286     3,563      4,974
 Provision for income taxes                                    1,495        980      1,251     1,390      1,806
                                                             -------    -------    -------   -------    -------
 Income before discontinued operations                         1,811      1,402      2,035     2,173      3,168
 Income (loss) from discontinued operations
  to be disposed of, net                                      (3,555)      (852)       353      (881)       794
 Income (loss) on disposal of dental practices, net             (605)     1,678        --        --         --
 Cumulative effect of change in accounting principle, net        --         824        --        --         --
                                                             -------    -------    -------   -------    -------
   Income (loss) from discontinued operations, net            (4,160)     1,650        353      (881)       794
                                                             -------    -------    -------   -------    -------
Net income (loss)                                            $(2,349)   $ 3,052    $ 2,388   $ 1,292    $ 3,962
                                                             =======    =======    =======   =======    =======
 Basic income per share:
  Net income from continuing operations                      $  0.38    $  0.30    $  0.45   $  0.47    $  0.70
  Net income (loss) from discontinued operations, net          (0.88)      0.34       0.08     (0.19)      0.18
                                                             -------    -------    -------   -------    -------
Net income (loss)                                            $ (0.50)   $  0.65    $  0.53   $  0.28    $  0.88
                                                             =======    =======    =======   =======    =======
  Weighted average shares outstanding (000's) - Basic          4,723      4,711      4,523     4,613      4,526
                                                             =======    =======    =======   =======    =======
 Diluted income per share:
  Net income from continuing operations                      $  0.37    $  0.28    $  0.43   $  0.45    $  0.66
  Net income (loss) from discontinued operations, net          (0.85)      0.34       0.08     (0.18)      0.17
                                                             -------    -------    -------   -------    -------
Net income (loss)                                            $ (0.48)   $  0.62    $  0.51   $  0.27    $  0.83
                                                             =======    =======    =======   =======    =======
  Weighted average shares outstanding (000's) - Diluted        4,899      4,940      4,725     4,852      4,793
                                                             =======    =======    =======   =======    =======

------------------------------------------------------------------

As of December 31                                       1997       1996      1995      1994      1993
------------------------------------------------------------------------------------------------------
Statistical Data:
-----------------
 Membership (000's)                                      1,165       983       761       721       664
 Clients                                                 5,550     4,922     2,661     2,086     1,665
 Employees                                                 249       461       458       432       387
 Contracted managed care dental offices                  5,000     4,200     3,291     2,902     2,532
 PPO dental offices                                      9,100     9,600     9,706     5,765       --
 Guards dental offices                                     --         27        33        30        29

Balance Sheet Data (in $000's):
-----------------------------
 Cash and short-term investments                       $12,906   $ 9,807   $14,746   $ 8,661   $17,869
 Current assets                                         26,403    27,622    23,576    12,378    20,903
 Current liabilities                                    20,193    11,633     5,941     3,043     2,107
 Long-term debt                                         33,894    19,086       --        --        --
 Stockholder's equity                                   32,759    35,200    31,929    27,469    27,224
 Total assets                                           88,518    68,116    38,343    30,792    29,917

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, management's discussion and analysis below includes certain forward-looking statements, including those related to the Company's growth and strategies, future operating results and financial position as well as economic and market events and trends. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of various factors, including competition, changes in health care regulations, levels of utilization of dental care services, new technologies, rising dental care costs and other risks and uncertainties as described above under "Risk Factors" and elsewhere in this Report. The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

Results of operations (000's omitted)                1997 Versus 1996     1996 Versus 1995     1995 Versus 1994
--------------------------------------------------------------------------------------------------------------
Membership enrollment                                            182                  222                   40
Percentage change                                               18.5%                29.2%                 5.5%
--------------------------------------------------------------------------------------------------------------
Health care revenues                                         $22,641              $11,973              $ 6,815
Percentage change                                               31.1%                19.7%                12.6%
--------------------------------------------------------------------------------------------------------------
Health care expenses                                         $11,168              $ 9,249              $ 6,082
Percentage change                                               20.5%                20.4%                15.5%
Percent of revenues                                             68.9%                75.0%                74.6%
--------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                 $ 8,811              $ 2,841              $ 1,273
Percentage change                                               54.1%                21.1%                10.5%
Percent of revenues                                             26.3%                22.4%                22.1%
--------------------------------------------------------------------------------------------------------------
Other income, net                                            $   648              $  (302)             $   260
Percentage change                                               65.9%               (23.5%)               25.3%
Percent of revenues                                              1.7%                 1.4%                 2.1%
--------------------------------------------------------------------------------------------------------------
Interest expense                                             $ 2,386              $   485              $    (3)
Percentage change                                              492.0%                 N/A              (100.0%)
Percent of revenues                                              2.5%                 0.7%                 --
--------------------------------------------------------------------------------------------------------------
Income from continuing operations before
discontinued operations                                      $   409              $  (633)             $  (138)
Percentage change                                               29.2%               (31.1%)               (6.4%)
--------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations, net              $(5,810)             $ 1,297              $ 1,234
Percentage change                                             (352.1%)              367.4%               140.1%
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $(5,401)             $   664              $ 1,096
Percentage change                                             (177.0%)               27.8%                84.8%
--------------------------------------------------------------------------------------------------------------

1997 Versus 1996
----------------

As a result of the Company's discontinuation of its orthodontic practices in 1997, the financial statements have been reclassified for all comparative years to reflect these changes (see Note 2 of the Consolidated Financial Statements). The Company's revenues for the twelve months ended December 31, 1997, increased
31.1 percent, from $72,709 to 95,350, on a membership increase of 18.5 percent. This includes the contribution from the acquisition of First American in September 1996, as well as the acquisition of Advantage in May 1997. Excluding the impact of the two acquisitions, revenues for the same period indicated above increased 13.1 percent on a 5.9 percent increase in membership. These increases were attributable to cross selling of product offerings to existing clients, moderate price increases to renewing clients and increases in sales to small and mid-size clients.

Health care expenses increased 20.5 percent, or $11,168 for the twelve months ended December 31, 1997. As a percentage of revenues, health care expenses improved by 6.1 percent, from 75.0 percent of revenues for the twelve months ended December 31, 1996, to 68.9 percent for the same period in 1997. This was primarily due to the acquisitions of both First American and Advantage, which have a lower health care cost as a percent of revenues. The Company also realized improvements in health care cost ratios for its existing business, excluding the two acquisitions, from 76.2 percent for the twelve months ended December 31, 1996, to 74.5 percent for the same period in 1997, an improvement of 1.7 percentage points. This improvement is due to improved pricing as well as continued improvement in control of costs.

Selling, general and administrative expenses increased $8,811, or 54.1 percent, for the twelve months ended December 31, 1997. This was primarily due to the acquisitions of First American and Advantage with the related selling, general and administrative costs of those businesses. Goodwill and intangible amortization expense related to the acquisitions was $1,525 for the twelve months ending December 31, 1997 compared to $312 for same period in 1996. Excluding the effect of the two acquisitions, the ratio of selling, general and administrative expenses to revenues increased to 23.0 percent from 21.3 percent for the twelve months ending December 31, 1997, compared to the same period of 1996. This was as a result of increases in telecommunications and computer network systems costs, as well as increases in management staffing levels.

Other income increased by $648 for the twelve months ending December 31, 1997, from $984 in 1996, to $1,632, an increase of 65.9 percent. This was due to an increase in interest bearing notes receivable resulting from the sale of the discontinued general dental practices. Interest expense of $2,871 for the twelve months ending December 31, 1997, is primarily a result of the borrowings obtained for the acquisition of both First American and Advantage. This represents an increase of $2,386 from $485 in 1996.

The operating results, net of taxes, of the discontinued orthodontic and general dental practices for the twelve months ended December 31, 1997, reflect a net loss of $4,160 for the twelve months ending December 31, 1997, an increase in losses of $5,810 over the same period in 1996. This includes a pre-tax charge of $8,550 for under-performing notes and receivables ($5,600), litigation costs ($750), and other transition costs ($2,200).

Net loss of $2,349 for the twelve months ended December 31, 1997, was a decrease of $5,401 in net income over the same period in the prior year. This was primarily due to the impact of the discontinued charge discussed above, as well as the other above factors.

1996 Versus 1995
----------------

After restating the Company's financial statements to reflect the discontinuation of the Company's general dental practices, and for the adoption of a change in accounting principle (see Notes 1 and 2 of the Consolidated Financial Statement), the Company's revenues for the twelve months ended December 31, 1996, were $72,709, or a 19.7 percent increase on a 29.2 percent membership increase over the corresponding period a year ago. These increases included the impact on revenues and membership for the acquisition of First American, completed September 27, 1996. Excluding the impact of the acquisition, revenues for the same period indicated above increased 14.8 percent on a 6.0 percent increase in membership. The increase in revenue was attributable to new small and mid-size clients, cross-selling of product offerings to existing clients and moderate price increases to renewing clients.

Health care expenses for the twelve months ended December 31, 1996 increased $9,249 or 20.4 percent. Health care expense as a percentage of health care revenues increased by 0.4 percent from 74.6 percent of revenues for the twelve months ended December 31, 1995, to 75.0 percent for the same period in 1996. This was primarily due to an increase in the estimated liability for claim costs processed through the Company's indemnity dental system, as well as the selected disenrollment of less profitable clients based on actuarial reviews of plan designs and utilization.

General and administrative expenses for the twelve months ended December 31, 1996, increased $2,841 or 21.1 percent. This was due primarily to the acquisition of First American. The acquisition had a slightly higher ratio of general and administrative expenses to revenues than the Company had prior to the acquisition. In addition, the goodwill expense of $312 attributable to the acquisition, for the period following the purchase on September 27, 1996, is included in general and administrative expenses. Excluding the impact of the acquisition and the associated goodwill expense, the ratio of general and administrative expenses to revenues improved slightly to 19.0 percent, from 20.1 percent for the twelve months ended December 31, 1996, compared to the same period of 1995.

Interest income declined to $984 from $1,286 due to lower balances of cash and investments. The Company entered into a credit agreement during 1996 to facilitate the acquisition of First American, resulting in interest expense of $485.

Proforma operating results, net of taxes, of the discontinued general dental and orthodontic practices for the twelve months ended December 31, 1996, reflect a net income of $1,650 net of an after tax deferred loss of $621. This compares to a net after tax income of $353 for the same period in 1995. The income amount for 1996 included an after tax gain of $1,678 on the sale of four general dental practices during 1996 as well as the cumulative effect, after taxes, of the change in accounting principle which increased income by $824 and was adopted as of January 1, 1996. Net income increased due to the above factors.

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

Pro forma operating income for the discontinued general dental practices and orthodontic practices for the twelve months ended December 31, 1995, increased due primarily to increases in revenues and more favorable costs related to the increased revenues in the dental offices.

Other income increased due to the favorable disposition by the Company of certain equity investments and dividend income. Net income increased due to the above factors.

General
-------

The Company's California dental plan contributes substantially to the Company's operating earnings. Additionally, in 1997, the dental plans in each state all contributed positively towards operating earnings. Management believes that each state plan is capable of being profitable once targeted enrollment levels are attained and stable provider panels are in place. The Company's indemnity insurance subsidiary also contributed positively towards operating earnings.

The Company's ability to attract clients is affected by revisions in employee benefit programs, fluctuations in employment levels, increasing market competition and other factors. The Company's ability to increase revenues depends on many factors, including existing and emerging competition. There can be no assurance that the Company's revenues will continue to increase.

Liquidity and Capital Resources
-------------------------------

The Company's capital and operational cash requirements have been met principally from operating cash flows, and corporate borrowings, and this is expected to continue.

At December 31, 1997 and December 31, 1996, the current ratio was 1.3 to 1.0 and
2.4 to 1.0, respectively. The Company's net worth was $32.8 million, compared to $35.2 million the previous year. The Company had $12.9 million and $9.8 million of cash and short-term investments as of December 31, 1997 and December 31, 1996, respectively. As a result of its regulated nature, the Company is required to maintain various regulatory bank accounts in an aggregate amount of approximately $9.0 million to satisfy depository requirements imposed by state regulatory agencies. Due to the significant cash and short-term investments maintained by the Company, these requirements do not pose a significant liquidity burden on the Company. The Company believes that cash flow from continuing operations, together with the existing cash and short-term investments on hand and other available sources of financing, should be adequate to meet operating capital and regulatory needs for the foreseeable future.

Credit Facilities
-----------------

In September 1996, the Company established a $30 million bank loan with a bank which provided for a $22 million reducing revolving acquisition sub-facility and an $8 million revolving working capital sub-facility. This agreement was terminated in September 1997.

On September 30, 1997, the Company completed a private placement of $32.5 million in long-term debt consisting of eight-year notes. The Company used the proceeds to repay all of its long-term indebtedness and for general corporate purposes. The senior notes have a principal payment of $6.5 million due on September 30, of each year starting in 2001, with the remaining principal of $6.5 million due on September 30, 2005. The interest rate for the loan is fixed at 7.91 percent. The notes are unsecured senior notes. In connection with the senior notes, the Company is subject to certain financial and operational debt covenants. As of December 31, 1997, the Company was in compliance, or has obtained a waiver, with respect to these covenants.

On May 13, 1997, the Company announced that it had completed the acquisition of Advantage Dental HealthPlans, Inc. The Company financed part of the acquisition through an unsecured $8.5 million promissory note with the seller. The promissory note, as amended, calls for a maturity date not later than April 2, 1998. The interest rate for the note is the Prime Rate, which has averaged 8.5 percent during 1997.

On January 29, 1998, the Company entered into a $8,000,000 revolving working capital credit facility with Silicon Valley Bank, all of which is currently available. The loan has a maturity date of January 28, 1999. The interest rate for the facility, as amended, was established at the bank's Prime rate, plus .25 percent or at the Company's option, LIBOR plus 2.25 percent. The loan is secured by a first priority security interest in all the personal property of the Company, including accounts receivable, fixed assets and intangibles and a negative pledge on the stock of the Company's subsidiaries and on the real property owned by the Company. In connection with the bank loan, the Company will be subject to certain financial and operational debt covenants.

Impact of Inflation
-------------------

Management believes that the Company's operations are not materially affected by inflation. The Company believes that a majority of its costs are capitated or fixed in nature and are directly related to membership levels, and therefore related to premium levels.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements and the related Notes and Schedules thereto filed as part of this 1997 Annual Report on Form 10-K are listed on the accompanying Index to Financial Statements on page F-1.

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

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by Item 10 set forth in the table, the notes thereto and the paragraphs thereunder, under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders, set for May 29, 1998, is incorporated herein by reference. Additional information related to Item 10 appears in Part I (c) of this 1997 Annual Report on Form 10-K under the caption "Directors and Executive Officers of the Registrant," which is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference from the section "Compensation of Executive Officers" in the Company's Proxy Statement for its Annual Meeting of Stockholders, set for May 29, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the section "Security Ownership of Management", and "Principal Stockholders" in the Company's Proxy Statement for its Annual Meeting of Stockholders, set for May 29, 1998

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from "Certain Transactions" in the Company's Proxy Statement for its Annual Meeting of Stockholders, set for May 29, 1998.

                                    PART IV

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14(a)(1)-(2)
   and (d).              Financial Statements and Financial Statement Schedule

The consolidated financial statements and financial statement schedule of SafeGuard Health Enterprises, Inc. filed as part of this 1997 Annual Report on Form 10-K are listed in the accompanying Index to Financial Statements on Page F-1.

Item 14(a)(3) and (c).   Exhibits

An "Exhibit Index" has been filed as part of this 1997 Annual Report on Form 10-K beginning on Page E-1. All Exhibits are either attached hereto or are on file with the Securities and Exchange Commission.

Item 14(b).              Reports on Form 8-K

Reports on Form 8-K concerning the acquisition of Advantage, and the Private Placement of $32.5 Million of Eight Year Senior Notes, were filed with the Securities and Exchange Commission on May 13, 1997 and October 7, 1997, respectively. The Reports on Form 8-K mentioned in this Item 14(b), are hereby incorporated herein to this 1997 Annual Report on Form 10-K for the period ended December 31, 1997, as is set forth in full herein.

________________________________________________________________________________

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on the 27th day of March, 1998.

                                    SAFEGUARD HEALTH ENTERPRISES, INC.

                                    STEVEN J. BAILEYS, D.D.S.
                                    -----------------------------
                                    STEVEN J. BAILEYS, D.D.S.,
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                    THOMAS C. TEKULVE, C.P.A.
                                    -------------------------
                                    THOMAS C. TEKULVE, C.P.A.
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               POWER OF ATTORNEY

We, the undersigned directors and officers of SafeGuard Health Enterprises, Inc., and each of us, do hereby constitute and appoint Steven J. Baileys, D.D.S. and/or Ronald I. Brendzel, as our true and lawful attorneys and/or agents, each with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated above, which said attorneys and/or agents, or any one of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection with this 1997 Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that the said attorneys and/or agents, or their substitute or substitutes, or any one of them, shall do or cause to be done by virtue hereof.

       Signature                                    Title                                    Date
STEVEN J. BAILEYS, D.D.S.             Chairman of the Board and                         March 27, 1998
-------------------------             Chief Executive Officer
STEVEN J. BAILEYS, D.D.S.


JOHN E. COX                           President, Chief Operating Officer                March 27, 1998
-------------------------             and Director
JOHN E. COX


RONALD I. BRENDZEL                    Senior Vice President, General Counsel,           March 27, 1998
-------------------------             Secretary and Director
RONALD I. BRENDZEL


MICHAEL M. MANN                       Director                                          March 27, 1998
-------------------------
MICHAEL M. MANN


WILLIAM E. MCKENNA                    Director                                          March 27, 1998
-------------------------
WILLIAM E. MCKENNA

GEORGE H. STEVENS                     Director                                          March 27, 1998
-------------------------
GEORGE H. STEVENS


BRADFORD M. BOYD, D.D.S.              Director                                          March 27, 1998
-------------------------
BRADFORD M. BOYD, D.D.S.

                                 EXHIBIT INDEX

            NUMBER
EXHIBIT       OF
NUMBER     COLUMNS     DESCRIPTION                                                           [RESTATED] TAG
-------    -------     -----------                                                           --------------
   2.1       One       Plans of Acquisition/8/
   3.1       One       Articles of Incorporation/4/
   3.2       One       Bylaws/4/
  10.1       One       1984 Stock Option Plan/3/
  10.2       One       Stock Option Plan Amendment/1/
  10.3       One       Stock Option Plan Amendment/5/
  10.4       One       Stock Option Plan Amendment/6/
  10.5       One       Amended Stock Option Plan/10/
  10.6       One       Corporation Grant Deed, dated December 21, 1984, relating to a property located at 505 North Euclid Avenue, Anaheim, California/2/
  10.7       One       Employment Agreement, as Amended, dated May 25, 1995, between
                       Steven J. Baileys, D.D.S. and the Company./7/
  10.8       One       Employment Agreement, as Amended, dated May 25, 1995, between
                       Ronald I. Brendzel and the Company./7/
  10.9       One       Employment Agreement dated May 25, 1995, between John E. Cox and the Company./7/
                       Employment Agreement dated May 25, 1995, between Wayne K. Butts and the Company./7/
  10.10      One       Form of Rights Agreement, dated as of March 22, 1996, between the Company and American Stock Transfer and Trust Company, as
                       Rights Agent./7/
  10.11      One       Employment Agreement dated January 5, 1997, between Herb J.
                       Kaufman, D.D.S. and the Company./10/
  10.12      One       Credit Agreement dated September 25, 1996, between Bank of
                       America National Trust and Savings Association and the Company./9/
  10.13      One       Stock Purchase Agreement between Consumers Life Insurance
                       Company and SafeGuard Health Enterprises, Inc. dated March 6, 1997/11/
  10.14      One       Purchase Agreement between Associated Dental Services, Inc. and
                       Guards Dental, Inc. dated August 1, 1997/11/
  10.15      One       Purchase agreement between Pacific Coast Dental, Inc. and
                       Guards Dental, Inc. dated August 1, 1997/11/
  10.16      One       Form of Note Purchase Agreement dated as of September 30, 1997, and form of Promissory Note/12/
  21.1       One       Subsidiaries of the Company
  23.1       One       Independent Auditor's Consent
  24.1       One       Power of Attorney (Reference is made to Page 29  of the Report)
  27.1       One       Financial Data Schedule

----------------------
/1/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on September 12, 1983 (File No. 2-86472).
/2/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on August 22, 1985 (File No. 2-99663).
/3/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on July 3, 1984 (File No. 2-92013).
/4/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1987.
/5/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1989.
/6/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1992.
/7/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1995.
/8/ Incorporated by reference herein to Exhibit D filed as an exhibit to the Company's Report on Form 8-K dated September 27, 1996.
/9/ Incorporated by reference herein to Exhibit E filed as an exhibit to the Company's Report on Form 8-K dated September 27, 1996.
/10/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1996.
/11/ Incorporated by reference to the exhibit of the same number filed as an exhibit to the Company's quarterly statement on Form 10-Q for the period ended June 30, 1997.
/12/ Incorporated by reference herein to Exhibit 99.1 filed as an exhibit to the Company's Report on Form 8-K dated October 7, 1997.

                      SAFEGUARD HEALTH ENTERPRISES, INC.
                               AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----

Independent Auditors' Report........................................F-2


Financial Statements

     Consolidated Statements of Financial Position..................F-3

     Consolidated Statements of Operations..........................F-4

     Consolidated Statements of Stockholders' Equity................F-5

     Consolidated Statements of Cash Flows..........................F-6

     Notes to Consolidated Financial Statements................ F-7 to F-21

Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts................F-22




All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders of SafeGuard Health Enterprises, Inc.:

We have audited the accompanying consolidated statements of financial position of SafeGuard Health Enterprises, Inc. and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule, listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SafeGuard Health Enterprises, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company in 1996 changed its method of accounting for recognizing revenue relating to providing orthodontic health care services.


DELOITTE & TOUCHE LLP


Costa Mesa, California
March 27, 1998

                      SAFEGUARD HEALTH ENTERPRISES, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    ($000's omitted, except for share data)

December 31,                                                                                 1997                 1996
-------------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
   Cash                                                                                    $  3,652              $    706
   Investments available for sale, at estimated fair value                                    5,557                 6,420
   Investments held to maturity, at amortized cost                                            3,697                 2,681
   Accounts and notes receivable, net of
      allowances of $1,061 in 1997 and $531 in 1996                                           7,227                 3,729
   Income taxes receivable                                                                      132                    44
   Prepaid expenses and other current assets                                                  1,029                   730
   Deferred income taxes                                                                      1,047                   165
   Net assets of discontinued operations                                                      4,062                13,147
                                                                                           --------              --------
              Total current assets                                                           26,403                27,622
                                                                                           --------              --------

   Property and equipment, net                                                                9,351                 7,970
   Investments held to maturity, at amortized cost                                            5,656                 3,631
   Notes receivable  long-term, net of allowances of $3,595
     in 1997 and $0 in 1996                                                                  12,327                 3,125
   Other assets                                                                                 247                   231
   Goodwill, net of accumulated amortization of $815 in 1997 and $134 in 1996                29,556                21,786
   Intangibles and covenant not to compete, net of accumulated
      amortization of $2,297 in 1997 and $1,431 in 1996                                       4,978                 3,751
                                                                                           --------              --------
                                                                                           $ 88,518              $ 68,116
                                                                                           ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term note payable                                                                 $  8,500              $  2,000
   Current portion of note payable                                                            1,692                 1,192
   Accounts payable and accrued expenses                                                      5,193                 4,759
   Reserves for incurred but not reported claims                                              3,631                 3,130
   Deferred revenue                                                                           1,177                   552
                                                                                           --------              --------
             Total current liabilities                                                       20,193                11,633
                                                                                           --------              --------

   Long-term debt                                                                            32,500                17,000
   Note payable                                                                               1,394                 2,086
   Deferred income taxes                                                                      1,289                 1,784
   Accrued compensation agreement                                                               383                   413

   Commitments and contingencies (Notes 6 and 10)

   Stockholders' equity:
    Preferred stock - $.01 par value; 1,000,000 shares
       authorized; no shares issued or outstanding                                                -                     -
    Common stock - $.01 par value; 30,000,000 shares authorized;
       4,747,000 in 1997 and 4,717,000 in 1996 shares issued and outstanding,
       stated at                                                                             21,509                21,255
   Retained earnings                                                                         29,816                32,165
   Net unrealized loss on investments available for sale, net of deferred taxes                (443)                  (97)
   Treasury stock, at cost                                                                  (18,123)              (18,123)
               Total stockholders' equity                                                    32,759                35,200
                                                                                           --------              --------
                                                                                           $ 88,518              $ 68,116
                                                                                           ========              ========

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($000's omitted, except per share data)

Year ended December 31,                                                        1997            1996                1995
---------------------------------------------------------------------------------------------------------------------------

Health care revenues                                                         $95,350             $72,709            $60,736

Expenses:
  Health care services                                                        65,702              54,534             45,285
  Selling, general and administrative                                         25,103              16,292             13,451
                                                                             -------             -------            -------
               Total expenses                                                 90,805              70,826             58,736
                                                                             -------             -------            -------

Operating income                                                               4,545               1,883              2,000
Other income                                                                   1,632                 984              1,286
Interest expense                                                              (2,871)               (485)                 -
                                                                             -------             -------            -------

Income from continuing operations before provision for income
    taxes, cumulative effect and discontinued operations                       3,306               2,382              3,286
Provision for income taxes                                                     1,495                 980              1,251
                                                                             -------             -------            -------

Income from continuing operations before discontinued
   operations                                                                  1,811               1,402              2,035

Discontinued operations:
  Income (loss) from operations to be disposed of (net of income tax benefit of $2,267 in 1997, $616 in 1996 and expense of
    $195 in 1995 and net of after tax deferred loss of $621 in                (3,555)               (852)               353
     1996)
  Income (loss) on disposal of dental practices (net of income tax
    benefit of $367 in 1997 and income tax expense of $1,088 in 1996)           (605)              1,678                  -
  Cumulative effect of change in accounting principle-
    orthodontic operations, net of tax of $536 in 1996                             -                 824                  -
                                                                             -------             -------            -------
  Gain (loss) from discontinued operations                                    (4,160)              1,650                353
                                                                             -------             -------            -------

                       Net income (loss)                                     $(2,349)            $ 3,052            $ 2,388
                                                                             =======             =======            =======


Basic earnings (loss) per share:
  Income from continuing operations before discontinued
      operations                                                             $  0.38             $  0.30            $  0.45
  Income (loss) from discontinued operations                                   (0.88)               0.17               0.08
  Cumulative effect of change in accounting principle                              -                0.17                  -
                                                                             -------             -------            -------
                       Net income (loss)                                     $ (0.50)            $  0.65            $  0.53
                                                                             =======             =======            =======

Diluted earnings per share:
  Income from continuing operations before discontinued
      operations                                                             $  0.37             $  0.28            $  0.43
  Income (loss) from discontinued operations                                   (0.85)               0.17               0.07
  Cumulative effect of change in accounting principle                              -                0.17                  -
                                                                             -------             -------            -------
                       Net income (loss)                                     $ (0.48)            $  0.62            $  0.51
                                                                             =======             =======            =======




          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ($000's omitted)

                                                                                                  Net
                                                                                                  Unrealized
                                                                                                  Gain (loss)
                                                                                                  on Investment
                                       Number of Shares                                           Securities
                                       ----------------         Common    Retained    Treasury    Available
                                    Common          Treasury    Stock     Earnings    Stock       For Sale       Total
-------------------------------------------------------------------------------------------------------------------------
January 1, 1995                     7,739            (3,274)    $19,212    $26,725    $(18,123)      $  (345)     $27,469
 Net income                                                                  2,388                                  2,388
 Exercise of stock options
  (includes $595 tax benefits)        240                         1,880                                             1,880
 Net unrealized gain on
  investment securities
  available for sale, net of tax                                                                         192          192
                                    -----            -------    -------    -------    ---------      -------      -------

December 31, 1995                   7,979            (3,274)     21,092     29,113     (18,123)         (153)      31,929
 Net income                                                                  3,052                                  3,052
 Exercise of stock options
  (includes $33 tax benefits)          12                           163                                               163
 Net unrealized gain on
  investment securities
  available for sale, net of tax                                                                          56           56
                                    -----            -------    -------    -------    ---------      -------      -------

December 31, 1996                   7,991            (3,274)     21,255     32,165     (18,123)          (97)      35,200
 Net (loss)                                                                 (2,349)                                (2,349)
 Exercise of stock options
  (includes $121 tax benefits)         31                           254                                               254
 Net unrealized loss on
  investment securities
  available for sale, net of tax                                                                        (346)        (346)
                                    -----            -------    -------    -------    ---------      -------      -------

December 31, 1997                   8,022            (3,274)    $21,509    $29,816    $(18,123)        $(443)     $32,759
                                   ======            =======    =======    =======    =========      =======      =======



          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($000's omitted)

Year ended December 31,                                                        1997        1996        1995
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income                                                          $ (2,349)   $  3,052    $  2,388
  Adjustments to reconcile net (loss) income to net cash (used in)
    provided by operating activities:
     Loss from discontinued operations                                          6,794       4,719       1,334
     Gain on disposal of discontinued dental practices                         (2,577)     (2,766)          -
     Gain on sale of property and equipment                                         -          (7)        (23)
     Depreciation and amortization                                              2,284       2,350       1,602
     Deferred income taxes                                                     (1,256)      1,408         178
     Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts and current notes receivable, net                              (351)     (1,478)       (320)
         Income taxes receivable                                                  (88)         34         805
         Prepaid expenses and other current assets                               (299)       (419)         40
         Accounts payable and accrued expenses                                    234        (111)      1,717
         Deferred revenue                                                         625         357         (33)
         Reserves for incurred but not reported claims                            801       1,067       1,214
                                                                             --------    --------    --------
             Net cash provided by continuing operations                         3,818       8,206       8,902
             Net cash used in discontinued operations                          (5,183)     (7,336)     (3,364)
                                                                             --------    --------    --------
             Net cash (used in) provided by operating activities               (1,365)        870       5,538
                                                                             --------    --------    --------
Cash flows from investing activities:
  Purchase of investments available for sale                                   (9,386)    (14,218)    (11,913)
  Proceeds from sales/maturity of investments available for sale                9,903      21,892       2,965
  Purchase of investments held to maturity                                     (8,104)     (5,977)     (2,680)
  Proceeds from maturity of investments held to maturity                        5,063       3,940       8,174
  Purchases of property and equipment                                          (2,118)     (3,029)     (1,270)
  Proceeds from sale of property and equipment                                      -           7          33
  Cash paid for business acquired, net of cash acquired                        (1,203)    (20,320)          -
  Additions to intangibles and other assets                                    (2,109)       (127)          -
                                                                             --------    --------    --------
              Net cash used in investing activities-continuing operations      (8,035)    (17,832)     (4,691)
              Net cash used in discontinued operations                           (684)     (1,670)     (2,129)
                                                                             --------    --------    --------
              Net cash used in investing activities                            (8,719)    (19,502)     (6,820)
                                                                             --------    --------    --------
Cash flows from financing activities:
  Payments received on notes receivable                                            38           -           -
  Proceeds from long-term debt                                                 40,500      19,000           -
  Proceeds from exercise of stock options                                         133         130       1,285
  Payments on accrued compensation agreement                                      (30)
  Payments on bank debt                                                       (27,000)
  Payments on notes payable                                                      (692)       (298)          -
                                                                             --------    --------    --------
              Net cash provided by financing activities                        12,949      18,832       1,285
                                                                             --------    --------    --------
Net increase in cash                                                            2,865         200           3
Cash at beginning of year                                                         706         506         503
                                                                             --------    --------    --------
Cash at end of year                                                          $  3,652    $    706    $    506
                                                                             ========    ========    ========
Supplemental disclosure of non-cash activities:
  Tax benefit from exercise of stock options                                 $    121    $     33    $    595
  Conversion of debt securities to equity securities                         $      -    $      -    $    348

Supplementary information:
  Cash paid during the year for:
             Interest                                                        $  2,872    $    485    $      -
             Income taxes                                                    $      -    $    619    $    586

Purchase of businesses acquired (Notes 1 and 3):
  Fair value of assets acquired                                              $ 17,342    $ 25,697    $      -
  Less: cash acquired                                                          (5,455)       (201)          -
  Less: note payable issued                                                    (9,500)     (3,576)          -
  Less: liabilities assumed                                                    (1,184)     (1,600)          -
                                                                             --------    --------    --------
  Cash paid for business acquired                                            $  1,203    $ 20,320    $
                                                                             ========    ========    ========


          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Organization and Significant Accounting Policies
-----------------------------------------------------------

SafeGuard Health Enterprises, Inc., a Delaware corporation (the "Company"), is a holding company that manages what is, collectively, one of the largest publicly-traded managed care dental plans in the United States. Operations are conducted through wholly-owned subsidiaries in twenty-seven states and the District of Columbia. The Company was founded as a non-profit entity in California in 1974, and converted to a for-profit entity at the end of 1982. Since then, the Company has expanded its operations into Arizona, Colorado, Illinois, Kansas, Kentucky, Missouri, Nevada, Ohio, Oklahoma, Oregon, Texas and Utah. In 1992, the Company acquired a California-based indemnity insurance company licensed to transact insurance business and currently holds a certificate of authority in the states of Arizona, California, Colorado, Illinois, Kansas, Maryland, Missouri, Nevada, Ohio, Oregon, Texas, Utah and Wisconsin. In 1996, the Company acquired a Texas-based managed dental care company and in 1997 the company acquired a Florida based managed dental care. In 1997, the Company acquired Consumers Life Insurance Company of North Carolina, renamed SafeHealth Life Insurance Company, Inc., and redomesticated it to Texas. That company is licensed in the states of Alabama, Arizona, Arkansas, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia.

The Company provides managed care and indemnity dental benefits for approximately 1,165,000 members, through a panel of independent primary care dental offices and specialists, and a Preferred Provider Organization panel. At December 31, 1997, the Company also operated 35 orthodontic dental offices in California under the name Guards Dental, Inc. The orthodontic practices are part of the Company's panel of dental providers and offer orthodontic dental
services to plan members and non-plan patients.   It is expected that the
Company will sell the orthodontic practices in 1998 (See Note 2: Discontinued Operations).

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

Investments
-----------

In accordance with Statement of Financial Accounting Standards No. 115 ("FAS 115"), Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its investment portfolio into "available for sale" and "held to maturity" categories. Investments classified as available-for-sale are carried at fair value and unrealized gains or losses, net of applicable income taxes, are reported in a separate caption of stockholders' equity. Investments classified as held to maturity are carried at amortized cost. At December 31, 1997, the Company recorded net unrealized losses of $567,000 and decreased stockholders' equity by $346,000 (net unrealized losses, less deferred income taxes of $221,000).

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

Fair Value of Financial Instruments
-----------------------------------

The Company's balance sheet includes the following financial instruments: cash, accounts and notes receivable, accounts payable and long-term debt. The Company considers the carrying amounts in the financial statements to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization for current items and the yields on long-term notes reflect estimated current market yields. The fair value of the Company's long-term debt approximated its carrying value.

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

Intangibles
-----------

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which became effective for fiscal years beginning after December 15, 1995. FAS 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the assets to their carrying amount. The statement also requires that assets to be disposed of should be written down to fair value, less selling costs. The Company adopted this statement in fiscal year 1996 as required, and its adoption did not have a significant effect on the Company's financial position or results of operations.

License acquisition costs associated with the purchase of an indemnity insurance company in October 1992 and another in August 1997 are amortized over a 20 year period. Goodwill related to the acquisition of First American Dental Benefits, Inc. ("First American") in September 1996 and Advantage Dental HealthPlans ("Advantage") in May 1997 is being amortized over a period of 40 years. The covenant not to compete related to the acquisition of First American and Advantage are being amortized over a 5 year period. The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful lives or the recoverability of the remaining balance of its intangibles. At December 31, 1997, the Company's management believed that no material impairment of goodwill or other intangible assets existed.

Income Taxes
------------

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("FAS 109"), Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting basis and the tax basis of the Company's assets and liabilities result in a deferred tax asset, FAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

401(k) Plan
-----------

The Company maintains a 401(k) plan which allows for a pre-tax contribution from an employee's earnings. Employees are eligible to participate in the 401(k) plan upon completion of six months of service with the Company. Under the 401(k) plan, an employee may defer up to 15 percent of his or her gross compensation each pay period and the Company may, at its option, make an additional discretionary contribution to be allocated among employees in the plan in proportion to the compensation deferred. Employees are 100 percent vested in their interest in the 401(k) plan at all times. The Company also maintains a pre-tax medical insurance option within the meaning of Section 125 of the Internal Revenue Code for its employees insuring dependents.

Use of Estimates in Preparation of Financial Statements
-------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Income Per Share
--------------------

Earnings per share have been restated to conform with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share excludes the effect of all potentially dilutive securities. Diluted earnings per share includes the effect of all potentially dilutive common securities (see Notes 9 and 13 of the Notes to Consolidated Financial Statements). For each of the quarters of the years ended December 31, 1997 and 1996, the current presentation of diluted earnings per share is identical to the Company's former presentation of primary earnings per share. The potentially dilutive securities were excluded from the calculation of diluted loss per share for the fourth quarter of 1997 because they were anti-dilutive.

The weighted average number of basic and dilutive shares outstanding for the years ended December 31, were as follows:

                       1997       1996        1995
                      -----      -----       -----
     Basic            4,723      4,711       4,523
     Dilutive         4,899      4,940       4,725


Regulatory Requirements and Restricted Deposits
-----------------------------------------------

Pursuant to various state regulations, certain of the Company's subsidiaries are required to hold restricted deposits. As of December 31, 1997 and December 31, 1996, the Company held restricted deposits of $9.0 million and $6.3 million, respectively. Additionally, the Company is required to maintain minimum capital and surplus balances. As of December 31, 1997 and December 31, 1996, these subsidiaries were in compliance with all regulatory requirements.

Reclassifications
-----------------

Certain amounts have been reclassified in prior years to conform with the financial statement presentation for the year ended December 31, 1997.

Stock Options
-------------

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires adoption of the disclosure provisions no later than years beginning after December 15, 1995, and adoption of the recognition and measurement provisions for non-employee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period.

Pursuant to the new accounting standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transaction. (See Note 9 of the Consolidated Financial Statements).

Recent Accounting Pronouncements
--------------------------------

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share, which becomes effective for fiscal years ending after December 15, 1997. FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share, and its objective is to simplify the computation of earnings per share, and to make the
U. S. standard for computing earnings per share more compatible with the standards of other countries. The statement requires that all prior period earnings per share data presented shall be restated. The Company adopted FAS 128 in fiscal year 1997 as required, and its adoption did not have a significant effect on the Company's financial position or results of operations.

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), Reporting Comprehensive Income, which becomes effective for fiscal years ending after December 15, 1997. FAS 130 requires that all components of comprehensive income be displayed with the same prominence as other financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), Disclosure About Segments of an Enterprise and Related Information, which becomes effective for fiscal years ending after December 15, 1997. FAS 131 requires that future financial statements contain disclosures about products and services, geographic areas and major customers related to its reportable operating segments.

The Company anticipates the adoption of FAS 130 and 131 will not have a significant effect on the Company's financial position or results of operations.

Note 2:  Discontinued Operations
--------------------------------

General Dental Practices
------------------------

On October 21, 1996, the Company implemented a strategic plan to sell all of the general dental practices owned by the Company. Four of the general dental practices were sold during 1996, the remaining were sold during 1997. One of the general dental practices that was sold during the third quarter of 1996, was sold to Islas Professional Dental Corporation, a California corporation ("Islas Corporation"). Steven J. Baileys, D.D.S., an Officer and Director of the Company, is an owner of Islas Corporation. The sale of such general dental practice to Islas Corporation was unanimously approved by the Independent Members of the Board of Directors of the Company, after a review by such Independent Directors found the transaction to be fair to all parties involved.

The assets of the general dental practices sold, pursuant to the Company's plan, consisted primarily of accounts receivable, supply inventories, equipment and leasehold improvements. Each general dental practice sold could enter into a contract with the Company's practice management subsidiary, whereby the Company would provide certain services to support the dentists in the operation of their practices, including administrative support. The Company expects to terminate these agreements in 1998.

The Company projected a gain on the disposal of the discontinued operations that offset the operating losses of the dental practices during the phase-out period ended September 30, 1997. In the fourth quarter 1997, the Company recorded a pretax charge of $8.5 million related to discontinued operations for both dental and orthodontic practices. This charge included reserves for under-performing notes and receivables ($5.6 million), litigation costs ($0.7 million) and other transition costs ($2.2 million).

In 1996, year to date operating losses for discontinued dental operations prior to the measurement date of October 21, 1996, were $2.3 million net of a tax benefit of $1.5 million. The operating losses subsequent to the measurement date in 1996 were recognized in the consolidated statements of income up to the amount of the net gain on disposal of the discontinued dental practices which was $550,000 net of taxes as of December 31, 1996. The remaining losses of $621,000, net of taxes for December 31, 1996, were deferred as an asset until the completion of the sale of all the dental practices as of September 30, 1997. The income statement for prior years has been restated and operating results of the dental and orthodontic practices are also shown as discontinued operations.

Net revenue generated by the discontinued dental practices for the twelve months ended December 31, 1997 and 1996, were $4.59 million and $18.57 million, respectively. These amounts are not included in revenue in the accompanying statements of operations.

Orthodontic Practices
---------------------

On February 26, 1998, the Company announced the discontinuance of its orthodontic practices. On March 16, 1998, the Company announced it had signed a letter of intent to sell the practices (see Note 14 of the Notes to Consolidated Financial Statements). The assets of the orthodontic practices to be sold, pursuant to the Company's plan, consist primarily of accounts receivable, supply inventory and dental equipment.

The Company projects a gain on the disposal of the discontinued orthodontic practices. The operating results of the orthodontic practices for the twelve months ended December 31, 1997 and 1996, are included in the accompanying consolidated operations statement under the term "Discontinued Operations".

Net revenue generated by the discontinued orthodontic practices for the twelve months ended December 31, 1997 and 1996, were $8.16 million and $8.28 million, respectively. These amounts are not included in revenue in the accompanying statements of operations.

Assets of the discontinued general dental and orthodontic practices to be disposed of, shown at their net book value (in $000's), consisted of the following:


                                                                 December 31, 1997      December 31, 1996
                                                                 -----------------      -----------------
Accounts receivable, net                                              $ 1,896                  $ 3,462
Supplies inventory                                                        270                      639
Leasehold improvements and equipment, net                               2,478                    7,571
Deferred operating loss of discontinued operations, net                     -                    1,036
Other                                                                     168                      439
Legal reserves                                                           (750)                       -
                                                                       ------                  -------
                                                                       $4,062                  $13,147
                                                                       ======                  =======

Net assets to be disposed of, at their book values, have been separately classified in the accompanying consolidated balance sheet at December 31, 1997 and 1996. The prior year balance sheet has been restated to conform with the current year's presentation.

On January 1, 1996, the Company changed its method of recognizing revenues relating to providing orthodontic health care services to the proportional performance method. This change in method of revenue recognition resulted in orthodontic practice revenues being recognized based on the ratio of costs incurred to total estimated costs, which better matches revenues and expenses over the life of an orthodontic contract. Previously, the Company recognized revenue on a contracted basis. The Company believes this method provided for a better matching of expenses to revenues over the life of each individual orthodontic contract. As a result, the Company recorded a total earned but unbilled receivable of approximately $1.9 million in 1997 and $2.6 million in 1996, which is the accounts receivable balance shown above. Of the $2.6 million in 1996, $1.35 million represented cumulative effect, ($824,000 net of taxes, or $.17 per share) as of January 1, 1996.

Note 3:   Business Acquisitions
-------------------------------

Effective September 27, 1996, the Company completed the acquisition of all of the outstanding shares of First American, a privately-held managed dental care company based in Dallas, Texas, and a related marketing entity, for a total consideration of $23.6 million, plus assumed liabilities of $1.6 million, acquisition costs of $0.3 million and acquired cash of $0.2 million. Of the purchase price, $20 million was paid at closing (which included a $1 million holdback account) and the Company is obligated to pay an aggregate sum of $3.6 million over three years to satisfy certain payment obligations pursuant to non-competition agreements entered into between the Company and the former owners of First American. The Company financed the acquisition of First American through a credit agreement with the Bank of America. First American provides managed dental care services through a network of approximately 1,100 dental care providers to approximately 175,000 members in Texas. The acquisition of First American was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess cost over fair market value of net assets acquired of $21.5 million. The acquisition is included as part of the Company's consolidated financial statements, subsequent to September 27, 1996.

Effective May 9, 1997 the Company completed the acquisition of all of the outstanding shares of Advantage, a privately held managed dental care company based in Fort Lauderdale, Florida for a total consideration of $10 million plus assumed liabilities of $2.3 million, acquisition costs of $1 million and acquired cash of $0.8 million. Of the purchase price, cash was paid at closing consisting of a $0.5 million holdback account and the Company is obligated to pay an aggregate sum of $1 million over two years to satisfy certain payment obligations pursuant to a non-competition agreement entered into between the Company and the former owner of Advantage. The Company financed the acquisition of Advantage through a note from the seller for $8.5 million which has a due date, with extensions, of April 2, 1998. Advantage provides managed dental care services through a network of approximately 800 dental care providers to approximately 125,000 members in Florida, Missouri and several other southeastern states. The acquisition of Advantage was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess cost over fair market value of net assets acquired of $9.2 million. The acquisition is included as part of the Company's consolidated financial statements, subsequent to May 9, 1997.

Effective August 1997, the Company completed the acquisition of all of the outstanding shares of Consumers Life Insurance of North Carolina, a privately held dental indemnity insurance company with licenses in sixteen states. The Company purchased the licenses and obtained all the statutory deposits held on behalf of Consumers for a cash payment of $3.2 million and capitalized Consumers with total capital and surplus of $5 million. The acquisition of Consumers was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition is included as part of the Company's consolidated financial statements, subsequent to August 1998.

Unaudited pro forma results (in $000's) of operations of the Company for the twelve months ended December 31, 1997 and December 31, 1996, are included below. Such pro forma presentation has been prepared assuming that the acquisitions had occurred as of January 1, of each period.

                                                                                                 1997            1996
                                                                                                 ----            ----
Revenues                                                                                       $97,808         $77,990
Net income before cumulative effect and discontinued operations                                  1,879           1,705
Net income before cumulative effect and discontinued operations per diluted common share       $  0.38         $  0.35
Net income (loss) per diluted common share                                                     $ (0.47)        $  0.68

The pro forma results include, (1) the historical accounts of the Company and of the acquired businesses; (2) and pro forma adjustments, as may be required, including the amortization of the excess purchase price over the fair value of the net assets acquired, the amortization for the non-compete agreements entered into between the Company and the former owners of First American and Advantage, interest on related debt, and the applicable income tax effects of these adjustments. The pro forma results for the year ended December 31, 1996, include the effect of adjustments recorded subsequent to the purchase of First American by the Company. Substantially all of the adjustments were one-time in nature. Such adjustments will be applied to the applicable holdback funds maintained by the Company in connection with this acquisition. The pro forma results of operations are not necessarily indicative of actual results which may have occurred had the operations of the acquired companies been combined in prior years.

Note 4:  Composition of Certain Balance Sheet Accounts
------------------------------------------------------

Investments
-----------

The following table summarizes the Company's investments as of December 31, 1997 (in $000's). The estimated fair value of investments is based on quoted market prices.

                                             Cost/Amortized       Gross Unrealized       Gross Unrealized      Estimated Fair
                                                  Cost                 Gains                  Losses               Value
------------------------------------------------------------------------------------------------------------------------------
Classified as available for sale:
  U.S. government and its agencies              $   553                $   8                 $   -                 $   561
  State obligations                               1,000                    -                     -                   1,000
  Corporate bonds                                   184                    -                   (60)                    124
  Equity securities                               3,885                  132                  (806)                  3,211
  Funds and other short-term
   municipal obligations                            661                    -                     -                     661
                                                -------                -----                 -----                 -------
       Total available for sale                   6,283                  140                  (866)                  5,557
                                                -------                -----                 -----                 -------
Classified as held to maturity:
  U.S. government and its agencies                7,847                   39                    (2)                  7,884
  State obligations                                 702                   24                     -                     726
  Municipal obligations                             449                   20                     -                     469
  Corporate bonds                                   353                    -                     -                     353
  Funds and other short-term obligations              2                    -                     -                       2
                                                -------                 ----                 -----                 -------
       Total held to maturity                     9,353                   83                    (2)                  9,434
                                                -------                 ----                 -----                 -------

    Total                                       $15,636                 $223                 $(868)                $14,991
                                                =======                 ====                 =====                 =======

The contractual maturities of investments as of December 31, 1997, are shown below (in $000's). Expected maturities may differ from contractual maturities:

                                                                  Cost/Amortized Cost             Estimated Fair Value
----------------------------------------------------------------------------------------------------------------------

Classified as available for sale:
  Due in one year or less                                                $ 1,661                        $ 1,661
  Due after one year through five years                                      228                            230
  Due after five years through ten years                                     447                            443
  Due after ten years                                                         62                             12
                                                                         -------                        -------
                                                                           2,398                          2,346
  Equity securities                                                        3,885                          3,211
                                                                         -------                        -------

    Total available for sale                                               6,283                          5,557
                                                                         -------                        -------

Classified as held to maturity:
  Due in one year or less                                                  3,697                          3,697
  Due after one year through five years                                    2,142                          2,160
  Due after five years through ten years                                   2,900                          2,926
  Due after ten years                                                        614                            651
                                                                         -------                        -------
    Total held to maturity                                                 9,353                          9,434
                                                                         -------                        -------

        Total                                                            $15,636                        $14,991
                                                                         =======                        =======

The following table summarizes the Company's investments as of December 31, 1996 (in $000's). The estimated fair value of investments is based on quoted market prices.

                                                  Cost/                  Gross                  Gross              Estimated
                                                Amortized              Unrealized            Unrealized              Fair
                                                  Cost                   Gains                 Losses                Value
--------------------------------------------------------------------------------------------------------------------------------
Classified as available for sale:
  U.S. government and its agencies               $   410                  $   -                $  (1)                 $  409
  State obligations                                2,835                      4                   (2)                  2,837
  Corporate bonds                                    812                      4                 (143)                    673
  Equity securities                                  269                      6                  (28)                    247
  Funds and other short-term
    municipal obligations                          2,254                      -                    -                   2,254
                                                 -------                  -----                -----                 -------

    Total available for sale                       6,580                     14                 (174)                  6,420
                                                 -------                  -----                -----                 -------

Classified as held to maturity:
  U.S. Government and its agencies                 5,034                     13                  (18)                  5,029
  State obligations                                  600                      7                   (2)                    605
  Municipal obligations                              448                     10                    -                     458
  Corporate bonds                                    194                      -                    -                     194
  Funds and other short-term                          36                      -                    -                      36
   obligations                                   -------                  -----                -----                 -------
    Total held to maturity                         6,312                     30                  (20)                  6,322
                                                 -------                  -----                -----                 -------
        Total                                    $12,892                    $44                $(194)                $12,742
                                                 =======                  =====                =====                 =======

Property and Equipment
----------------------
The Company's property and equipment consist of the following:


December 31,                                                   1997                 1996
-----------------------------------------------------------------------------------------
Land                                                        $   644               $   644
Buildings and improvements                                    5,579                 5,561
Leasehold improvements                                          402                   149
Furniture, fixtures and other equipment                      10,050                 8,466
Construction in progress                                        265                     0
                                                            -------               -------
                                                             16,940                14,820
Less  accumulated depreciation and amortization              (7,589)               (6,850)
                                                            -------               -------
                                                            $ 9,351               $ 7,970
                                                            =======               =======


Year ended December 31,                            1997                 1996                  1995
----------------------------------------------------------------------------------------------------
Depreciation and amortization expense             $2,284                $2,350               $1,602

Accounts Payable and Accrued Expenses
-------------------------------------

The Company's accounts payable and accrued expenses consist of the following (in $000's):


December 31,                                                   1997                  1996
------------------------------------------------------------------------------------------
Accounts payable                                            $1,457                $1,263
Accrued compensation                                            71                   156
Other accrued expenses                                       3,665                 3,340
                                                            ------                ------
                                                            $5,193                $4,759
                                                            ======                ======

Note 5:  Notes Payable and Long-Term Debt
-----------------------------------------

Long-term debt consisted of the following (in $000's):


December 31,                                                   1997                1996
-----------------------------------------------------------------------------------------
Bank credit agreement                                       $     -               $19,000
Senior notes payable                                         32,500                    -
Less: current portion                                             -                 2,000
                                                            -------               -------
Long-term debt                                              $32,500               $17,000
                                                            =======               =======

In September 1996, the Company established a $30 million bank loan with a bank which provided for a $22 million reducing revolving acquisition sub-facility and an $8 million revolving working capital sub-facility. This agreement was terminated in September 1997.

On September 30, 1997, the Company completed a private placement of $32.5 million in long-term debt consisting of eight-year senior notes. The Company used the proceeds to repay all of its long-term indebtedness and for general corporate purposes. The senior notes have a principal payment of $6.5 million due each year starting on September 30, 2001. The interest rate for the loan is fixed at 7.91 percent. The notes are unsecured senior notes. In connection with the senior notes, the Company is subject to certain financial and operational debt covenants. As of December 31, 1997, the Company was in compliance, or has obtained a waiver, with respect to these covenants.

On May 13, 1997, the Company announced that it had completed the acquisition of Advantage Dental HealthPlans, Inc. The Company financed part of the acquisition through an unsecured $8.5 million promissory note with the seller. The short-term promissory note, as amended, calls for a maturity date not later than April 2, 1998. The interest rate for the note is the Prime Rate, which has averaged
8.5 percent during 1997.

Note 6:  Lease Obligations
--------------------------

The Company leases administrative and dental office space under various non-cancelable operating leases. Rental expense (in $000's) was $ 1,217, $2,201 and $1,609 in 1997, 1996 and 1995, respectively. Future minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1997, are as follows (in $000's):

Year ending December 31:

1998                           $1,240
1999                            1,310
2000                            1,330
2001                            1,072
2002                              630
Thereafter                      1,130

The Company incurred rent expense (in $000's) to a related party of $0 in 1997, $10 in 1996 and $12 in 1995. Not included in the above future minimum rental payments are lease obligations the Company has with respect to the discontinued operations. These obligations will be transferred with the final sale of the discontinued operations and are as follows:

Year ending December 31:

1998                            $279
1999                             290
2000                             288
2001                             291
2002                             291
Thereafter                       418

Note 7:  Income Taxes
---------------------

The Company's (benefit from) provision for federal and state income taxes is as follows (in $000's):


Year ended December 31,                                                1997                     1996                  1995
-------------------------------------------------------------------------------------------------------------------------------
(Benefit) provision for income taxes due to continuing operations:
 Taxes currently payable:
              Federal                                                $ 1,585                  $  936                $  849
              State                                                      407                     343                   316
 Tax effect of timing differences:
  Difference in depreciation methods                                      22                      75                    61
  Difference in accounting method for revenue adjustments               (282)                   (116)                  (23)
  Difference in accounting method for specialist cost                   (343)                   (275)                   37
  Deferred state taxes                                                    36                     (11)                  (32)
  Other                                                                   70                      28                    43
                                                                     -------                  ------                ------
                                                                     $ 1,495                  $  980                $1,251
                                                                     =======                  ======                ======
(Benefit) provision due to:
  Continuing operations                                              $ 1,495                  $  980                $1,251
  Discontinued operations                                             (2,634)                  1,008                   195
                                                                     -------                  ------                ------
                                                                     $(1,139)                 $1,988                $1,446
                                                                     =======                  ======                ======

A reconciliation of the federal income tax (benefit) provision at the expected statutory rate compared to the actual income tax provision is as follows (in $000's):


Year ended December 31,               1997                 1996                  1995
-----------------------------------------------------------------------------------------
Expected                       $1,157    35.0%        $834    35.0%        $1,150    35.0%
State taxes, net of
  Federal effect                  175     5.3          181     7.6            217     6.6
Tax-free income                   (35)   (1.1)         (99)   (4.2)          (159)   (4.8)
Non-deductible amortization       186     5.6           47     2.0              -       -
Other                              12      .4           17      .7             43     1.3
                               ------    ----         ----    ----         ------    ----
                               $1,495    45.2%        $980    41.1%        $1,251    38.1%
                               ======    ====         ====    ====         ======    ====

The major components of the Company's deferred taxes are as follows (in $000's):


December 31,                                                   1997                1996
-----------------------------------------------------------------------------------------
Current deferred tax assets (liabilities):
Accrued specialist costs and policy reserves                $   784               $   437
Loss on discontinued operations                                   -                   (448)
Reserve for revenue adjustments                                 515                    230
Amortization of prepaid expenses                                (87)                  (119)
State income taxes                                             (100)                    94
Other                                                           (65)                   (29)
                                                            -------                -------
                Net current deferred tax asset                1,047                    165
                                                            -------                -------

Non-current deferred tax assets (liabilities):
Book versus tax basis in property, including
  depreciation and amortization                                (748)                  (726)
Deferred gain on sale of dental offices                        (979)                (1,189)
Unrealized loss on investments                                  283                     62
Amortization of intangibles                                      30                     32
Other                                                           125                     37
                                                            -------                -------
                Net non-current deferred tax liability       (1,289)                (1,784)
                                                            -------                -------
                Net deferred tax liability                  $  (242)               $(1,619)
                                                            =======                =======

As of December 31, 1997, the Company has not recorded a valuation allowance against deferred tax assets.

Note 8:  Other Income
---------------------

Other income consists principally of interest income and dividends earned on investments, as follows ($000's):

Year ended December 31,                           1997                  1996                  1995
------------------------------------------------------------------------------------------------------------------------------
Interest income                                 $1,642                  $ 809               $  796
Dividend income                                     12                     61                  233
Other                                              (22)                   114                  257
                                                ------                  -----               ------
                                                $1,632                  $ 984               $1,286
                                                ======                  =====               ======

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

Stock Transactions
------------------

Since October 1986, the Company has, at various times, announced plans to repurchase up to a total of 4,510,888 shares of its common stock through open market or private transactions. As of December 31, 1997, a total of 3,819,088 shares had been acquired. A total of 544,300 shares acquired prior to August 24, 1987 have been retired as required by California law. Shares acquired after the August 24, 1987 reincorporation in Delaware are being held as treasury stock, at an average cost of $5.54 per share. The Company has a current authorization for the repurchase of up to an additional 657,000 shares of the Company's common stock which may be made from time to time in either open market or private transactions.

Stock Plans
-----------

The Company's Stock Option Plan (the "Plan") authorizes both incentive and non-qualified stock options to be granted in an aggregate amount up to 1,700,000 shares of common stock. Options may be granted to executive officers or other key employees of the Company; non-employee directors of the Company are also eligible but only for nonqualified options. The option price must, at least, equal fair market value on the date the option is granted. The Plan is divided into a discretionary program for key employees and an automatic program for non-employee directors. The Plan is administered by the Compensation and Stock Option Committee of the Board of Directors.

All stock options granted by the Company to employees through December 31, 1997 were incentive stock options. The following is a summary of stock option transactions:


Year ended December 31,                                      1997                 1996                1995
-------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                             510,817              397,500             538,000
Granted                                                      168,000              132,300             285,000
Canceled                                                     (10,134)              (6,987)           (195,167)
Exercised                                                    (30,666)             (11,996)           (230,333)
                                                   -----------------    -----------------     ---------------
Outstanding at end of year                                   638,017              510,817             397,500
                                                   =================    =================     ===============
Exercisable at end of year                                   363,228              303,389             240,000
                                                   =================    =================     ===============

Price range of options granted                     $10.81  -  $18.00    $15.75  -  $20.75     $9.00 -  $11.50
Price range of options canceled                    $ 9.00  -  $15.75    $ 9.00  -  $15.75     $9.00 -  $11.88
Price range of options exercised                   $ 4.25  -  $ 9.00    $ 9.00  -  $11.88     $4.63 -  $11.88
Price range of options outstanding                 $ 4.675 -  $20.75    $ 4.25  -  $20.75     $4.25 -  $13.06

The following table summarizes information concerning stock options at December 31, 1997:


                             Number          Weighted Average                                  Number
Range of Exercise          Outstanding          Remaining            Weighted Average        Exercisable      Weighted Average
       Price                12/31/97         Contractual Life         Exercise Price          12/31/97         Exercise Price
------------------------------------------------------------------------------------------------------------------------------
$  4.25 - $  7.25             134,000               2.68                   $ 4.45               134,000             $ 4.45
   9.00 -    9.90              75,667               3.53                     9.63                54,445               9.61
  10.25 -   13.06             278,000               7.00                    11.39               122,333              11.20
  15.75 -   15.75              71,850               8.22                    15.75                23,950              15.75
  17.33 -   20.75              78,500               7.07                    18.35                28,500              18.84
                              -------                                                           -------
                              638,017               5.88                   $11.14               363,228             $ 9.49

The estimated fair value of options granted during 1997 and 1996, was $ 4.56 and $4.84 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of FAS 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 1997, 1996 and 1995, would have been reduced to the pro forma amounts indicated below:

                                                                                  1997      1996     1995
                                                                                -------    ------   ------
Net income (loss) (in $000's)
          As reported                                                           $(2,349)   $3,052   $2,388
          Pro forma                                                              (2,702)    2,855    2,319
Net income (loss) per common and common equivalent share
          As reported                                                           $(  .48)   $  .62   $  .51
          Pro forma                                                             $(  .55)   $  .58   $  .49

Under FAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The fair value of options granted under the Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 38% in 1997 and 25% in 1996, risk free interest rate of 6.0%, and an average expected life of four (4) years.

Note 10:  Commitments and Contingencies
---------------------------------------

The Company is a defendant in various litigations arising in the normal course of business. In the opinion of Management, the ultimate outcome of such litigation or any other contingencies would not have a material effect on the Company's consolidated financial position or results of operations.

The Company has employment agreements with various executive officers requiring an annual payment of the following (in $000's):

          Year ending December 31,
     1998                        $1,140
     1999                         1,140
     2000                           551
     2001                           155
     2002                           155

Note 11:  Reserves For Incurred But Not Reported Claims
-------------------------------------------------------

Activity in the liability for dental indemnity insurance policy reserves and specialists claims expense is summarized as follows (in $000's):

                                            Policy Reserves      Specialist       Total
-------------------------------------------------------------------------------------------
Balance at January 1, 1996                     $ 1,700             $  363        $ 2,063
Incurred related to:
   Current year  -  1996                        13,298              4,828         18,126
   Prior years                                      63                 18             81
                                               -------             ------        -------
        Total incurred                          13,361              4,846         18,207
Paid related to:
   Current year  -  1996                        11,180              3,821         15,001
   Prior years                                   1,761                378          2,139
                                               -------             ------        -------
        Total paid                              12,941              4,199         17,140
                                               -------             ------        -------
Balance at December 31, 1996                   $ 2,120             $1,010        $ 3,130
                                               =======             ======        =======
Incurred related to:
   Current year  -  1997                        18,099              8,126         26,225
   Prior years                                     (12)               (22)           (34)
                                               -------             ------        -------
        Total incurred                          18,087              8,104         26,191
Paid related to:
   Current year  -  1997                        15,950              6,645         22,595
   Prior years                                   2,107                988          3,095
                                               -------             ------        -------
        Total paid                              18,057              7,633         25,690
                                               -------             ------        -------
Balance at December 31, 1997                   $ 2,150             $1,481        $ 3,631
                                               =======             ======        =======


Note 12:  Business Segment Information
--------------------------------------

The Company is engaged in the operation of managed care dental plans. The operation of the Dental Practices and the Orthodontic Practices have both been discontinued. The identifiable assets for the operations and the discontinued assets have been segregated separately on the Consolidated Statements of Financial Position. (See Note 2: Discontinued Operations).

Note 13:   Unaudited Selected Quarterly Information
---------------------------------------------------

Unaudited quarterly results of operations for the years ended December 31, 1997 and 1996 are set forth in the table below ($000's omitted, except per share data). The quarterly results should be read in conjunction with the audited Consolidated Financial Statements of the Company.

The quarterly results for 1997 and 1996 were reclassed to give effect to the discontinuation of its Orthodontic Practices. (See Note 2: Discontinued Operations).

                                                                   First            Second          Third          Fourth
Year ended December 31, 1997                                      Quarter           Quarter         Quarter       Quarter
---------------------------------------------------------------------------------------------------------------------------
As previously reported:
Health care revenues:
  Managed care revenues                                           $22,942           $23,488         $24,491
  Orthodontic revenues                                              2,111             2,122           2,352
                                                                  -------           -------         -------
Total health care revenues                                         25,053            25,610          26,843

Health care expenses:
  Managed care expenses                                            15,671            15,546          16,255
  Orthodontic expenses                                              1,327             1,586           1,706
                                                                  -------           -------         -------
Total health care expenses                                         16,998            17,132          17,961

Selling, general and administrative                                 5,749             6,104           6,597
Other income                                                          298               395             795
Interest expense                                                      497               627             836

Income from continuing operations                                   1,230             1,236           1,327
Cumulative effect of change in accounting principle                     -                 -               -
Income from discontinued dental operations                              -                 -               -
          Net income                                              $ 1,230           $ 1,236         $ 1,327

Basic income per share:
  Net income from continuing operations per share                 $  0.26           $  0.26         $  0.28
  Net income from discontinued operations per share                     -                 -               -
                                                                  -------           -------         -------
     Net income per share                                         $  0.26           $  0.26         $  0.28
  Weighted average shares                                           4,717             4,717           4,717

Diluted income per share:
  Net income from continuing operations per share                 $  0.25           $  0.25         $  0.27
  Net income (loss) from discontinued operations per share              -                 -               -
                                                                  -------           -------         -------
     Net income per share                                         $  0.25           $  0.25         $  0.27
 Weighted average shares                                            4,928             4,882           4,888

As reclassified:
Health care revenues                                              $22,942           $23,488         $24,491         $24,429
Health care expenses                                               15,671            15,546          16,255          18,230
Selling, general and administrative                                 5,749             6,104           6,597           6,653
Other income                                                          281               335             506             510
Interest expense                                                      497               627             836             911


                                                                    First           Second            Third           Fourth
Year ended December 31, 1997                                       Quarter          Quarter          Quarter         Quarter
---------------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations                            745               892             747            (573)
  Income (loss) from discontinued operations                          485               344             580          (5,569)
                                                                   ------            ------          ------         -------

Net income (loss)                                                  $1,230            $1,236          $1,327         $(6,142)

Basic income per share:
  Net income (loss) from continuing operations per share           $ 0.16            $ 0.19          $ 0.16         $ (0.12)
  Net income (loss) from discontinued operations per share           0.10              0.07            0.12           (1.17)
                                                                   ------            ------          ------         -------
        Net income (loss) per share                                $ 0.26            $ 0.26          $ 0.28         $ (1.29)
Weighted average shares                                             4,717             4,717           4,717           4,741

Diluted income per share:
  Net income (loss) from continuing operations per share           $ 0.15            $ 0.18          $ 0.15         $ (0.12)
  Net income (loss) from discontinued operations per share           0.10              0.07            0.12           (1.13)
                                                                   ------            ------          ------         -------
        Net income (loss) per share                                $ 0.25            $ 0.25          $ 0.27         $ (1.25)
  Weighted average shares                                           4,928             4,882           4,888           4,917

The quarterly results for 1997 were reclassified for the discontinued operations of the orthodontic practices. The Company recorded a $1.5 million charge in the fourth quarter 1997 in operations for an increase in claim reserves. Additionally, the Company recorded a pre-tax charge of $8.5 million related to discontinued operations in the fourth quarter 1997.

                                                                First            Second            Third           Fourth
Year ended December 31, 1996                                   Quarter           Quarter           Quarter         Quarter
-----------------------------------------------------------------------------------------------------------------------------
As previously reported:
Health care revenues
  Managed care revenues                                       $16,595            $17,379          $17,701         $21,034
  Orthodontic revenues                                          1,940              2,068            2,236           2,037
                                                              -------            -------          -------         -------
Total health care revenues                                     18,535             19,447           19,937          23,071

Health care expenses:
  Managed care expenses                                        12,894             13,274           13,160          15,206
  Orthodontic expenses                                          1,227              1,318            1,248           1,239
                                                              -------            -------          -------         -------
Total health care expenses                                     14,121             14,592           14,408          16,445

Selling, general and administrative                             3,267              3,388            3,669           5,968
Other income                                                      220                319              170             275
Interest expense                                                    -                  -                -             485

Income from continuing operations                                 834              1,072            1,238             269
Cumulative effect of change in accounting principle               824                  -                -               -
(Loss) from discontinued operations                              (417)              (426)            (343)              -
                                                              -------            -------          -------         -------

           Net income                                         $ 1,242            $   646          $   895         $   269

Basic income per share:
  Net income from continuing operations per share             $  0.18            $  0.23          $  0.26         $  0.06
  Net income from change in accounting principle                 0.17                  -                -               -
  Net (loss) from discontinued operations per share             (0.08)             (0.09)           (0.07)              -
                                                              -------            -------          -------         -------
       Net income per share                                   $  0.26            $  0.14          $  0.19         $  0.06
  Weighted average shares                                       4,706              4,707            4,709           4,711

--------------------------------------------------------------

                                                                   First              Second           Third          Fourth
Year ended December 31, 1996                                      Quarter             Quarter          Quarter        Quarter
Diluted income per share:
  Net income from continuing operations per share                 $  0.17            $  0.22          $  0.25         $  0.06
  Net income from change in accounting principle                     0.17                  -                -               -
  Net (loss) from discontinued operations per share                 (0.08)             (0.09)           (0.07)              -
                                                                  -------            -------          -------         -------
        Net income per share                                      $  0.25            $  0.13          $  0.18         $  0.06
Weighted average shares                                             4,889              4,936            4,958           4,711

As reclassified:
Health care revenues                                              $16,595            $17,379          $17,701         $21,034
Health care expenses                                               12,895             13,274           13,160          15,206
Selling, general and administrative                                 3,267              3,388            3,669           5,968
Other income                                                          220                319              170             275
Interest expense                                                        -                  -                -             485

  Income (loss) from continuing operations                            398                632              636            (265)
  Cumulative effect of accounting change                              824                  -                -               -
  Income from discontinued operations                                  20                 14              258             534
                                                                  -------            -------          -------         -------

Net income                                                        $ 1,242            $   646          $   894         $   269

Basic income per share:
  Net income (loss) from continuing operations per share          $  0.08            $  0.13          $  0.13         $ (0.06)
  Cumulative effect of accounting change, net                        0.17                  -                -               -
  Net income from discontinued operations per share                  0.00               0.00             0.06            0.11
                                                                  -------            -------          -------         -------
        Net income per share                                      $  0.26            $  0.14          $  0.19         $  0.06
Weighted average shares                                             4,706              4,707            4,709           4,711

Diluted income per share:
  Net income (loss) from continuing operations per share          $  0.08            $  0.13          $  0.13         $ (0.06)
  Cumulative effect of accounting change                             0.17                  -                -               -
  Net income from discontinued operations per share                     -                  -             0.05            0.11
                                                                  -------            -------          -------         -------
        Net income per share                                      $  0.25            $  0.13          $  0.18         $  0.06
Weighted average shares                                             4,889              4,936            4,958           4,711

The quarterly results for 1996 were reclassified for the discontinued operations of the orthodontic practices.

Note 14:   Subsequent Events
----------------------------

On March 16, 1998, the Company announced it had signed a letter of intent to sell its orthodontic practices to Pacific Coast Dental, Inc./Associated Dental Services, Inc. and affiliated dentists. The Company expects to complete the transaction by the end of the second quarter of 1998. Financial terms were not disclosed.

On January 29, 1998, the Company entered into an $8 million revolving working capital credit facility with Silicon Valley Bank. The loan has a maturity date of January 28, 1999. The interest rate for the facility, as amended, was established at the bank's prime rate plus .25 percent, or at the Company's option, LIBOR plus 2.25 percent. The loan is secured by a first priority security interest in all of the personal property of the Company, including accounts receivable, fixed assets and intangibles and a negative pledge on the stock of the Company's subsidiaries and on the real property owned by the Company. In connection with the bank loan, the Company will be subject to certain financial and operational debt covenants.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 1997, 1996 and 1995
                                  (in $000's)


                                            Balance at   Charged to    Charged to                  Balance at
Beginning Cost and                          Beginning     Cost and       Other                        End
Classification                               of Year      Expenses    Accounts (1)   Write Offs     Of Year
-------------------------------------------------------------------------------------------------------------
1995:
-----
Allowance for doubtful accounts:
         Accounts and notes receivable         $206        $  278        $ -            $(224)       $  260

1996:
-----
Allowance for doubtful accounts:
         Accounts and notes receivable         $260        $  615        $62            $(406)       $  531

1997:
-----
Allowance for doubtful accounts:
         Accounts and notes receivable         $531        $1,058        $ -            $(528)       $1,061
         Long-term notes receivable            $  0        $3,595        $ -            $   -        $3,595


(1) Represents balance forward from American Dental Corporation, which was charged to the opening goodwill balance.