Form 10-Q
period 1998-03-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 1998-05-15
CIK 727303

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

The number of shares outstanding of registrant's common stock, par value $.01 per share, at March 31, 1998, was 4,747,498 shares (not including 3,274,788 shares of common stock held in treasury).

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

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


PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                       (000's omitted, except share data)

                                                                                  March 31, 1998        December 31, 1997
                                                                                -------------------   ----------------------
ASSETS                                                                              (Unaudited)
Current assets:
   Cash                                                                                   $  1,851                 $  3,652
   Investments available for sale, at estimated fair value                                   4,860                    5,557
   Investments held to maturity, at amortized cost                                           4,272                    3,697
   Accounts and notes receivable, net of allowances of
       $1,134 in 1998 and $1,061 in 1997                                                     7,894                    7,227
   Income taxes receivable                                                                     132                      132
   Prepaid expenses and other current assets                                                 1,378                    1,029
   Deferred income taxes                                                                     1,608                    1,047
   Net assets of discontinued operations                                                     5,143                    4,062
                                                                                          --------                 --------
               Total current assets                                                         27,138                   26,403
                                                                                          --------                 --------
   Property and equipment, net                                                               9,729                    9,351
   Investments held to maturity, at amortized cost                                           5,182                    5,656
   Notes receivable  long term, net of allowances of $3,595 in 1998 and 1997                12,389                   12,327
   Other assets                                                                                247                      247
   Goodwill, net of accumulated amortization of $1,006 in 1998 and
      $815 in 1997                                                                          29,427                   29,556
   Intangibles and covenant not to compete, net of accumulated amortization
    of $2,535 in 1998 and $2,297 in 1997                                                     4,684                    4,978
                                                                                          --------                 --------
               Total assets                                                               $ 88,796                 $ 88,518
                                                                                          ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term note payable                                                                $ 10,500                 $  8,500
   Current portion of note payable                                                           1,692                    1,692
   Accounts payable and accrued expenses                                                     3,484                    5,193
   Income taxes payable                                                                        427                        -
   Reserves for incurred but not reported claims                                             3,331                    3,631
   Deferred revenue                                                                          1,198                    1,177
                                                                                          --------                 --------
              Total current liabilities                                                     20,632                   20,193
Long-term debt                                                                              32,500                   32,500
Note payable                                                                                 1,096                    1,394
Deferred income taxes                                                                        1,000                    1,289
Accrued compensation agreement                                                                 374                      383
Stockholders' equity
   Common stock $.01 par value; 30,000,000 shares authorized;
       4,747,000 in 1998 and in 1997 shares outstanding, stated at                          21,509                   21,509
      Preferred stock - $.01 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                                            -                        -
   Retained earnings                                                                        30,479                   29,816
   Net unrealized loss on investments available for sale, net of deferred taxes               (671)                    (443)
   Treasury stock, at cost                                                                 (18,123)                 (18,123)
                                                                                          --------                 --------
               Total stockholders' equity                                                   33,194                   32,759
                                                                                          --------                 --------
                                                                                          $ 88,796                 $ 88,518
                                                                                          ========                 ========

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (000's omitted, except per share data)

                                                                                              Three months ended
                                                                                                   March 31,
                                                                                            -------------------------
                                                                                               1998             1997
                                                                                            ---------        ---------
Revenues:                                                                                     $24,395         $22,942

Expenses:
     Health care services                                                                      16,431          15,671
     Selling, general and administrative                                                        6,830           5,749
                                                                                              -------         -------
               Total expenses                                                                  23,261          21,420
                                                                                              -------         -------

Operating income                                                                                1,134           1,522

Other income                                                                                      970             281
Interest expense                                                                                 (922)           (497)
                                                                                              -------         -------
Income from continuing operations before provision for income
   taxes and discontinued operations                                                            1,182           1,306
Provision for income taxes                                                                        519             561
                                                                                              -------         -------

Income from continuing operations before discontinued operations                                  663             745

Discontinued operations:
     Loss from operations to be disposed of (net of after tax deferred loss of
      $620 in 1998 and $410 in 1997 and net of income tax benefits of $396 in
      1998 and $147 in 1997                                                                         -            (269)
     Gain on disposal of dental practices (net of income taxes of $502 in 1997)                     -             754
                                                                                              -------         -------
Gain (loss) from discontinued operations                                                            -             485
                                                                                              -------         -------

Net income                                                                                    $   663         $ 1,230
                                                                                              =======         =======

Basic earnings per share:
     Net income from continuing operations before discontinued operations                     $  0.14         $  0.16
     Net income from discontinued operations                                                        -            0.10
                                                                                              -------         -------
     Net income                                                                               $  0.14         $  0.26
                                                                                              =======         =======

        Weighted average shares outstanding                                                     4,747           4,717

Diluted earnings per share:
      Net income from continuing operations before discontinued operations                    $  0.14         $  0.15
      Net income from discontinued operations                                                       -            0.10
                                                                                              -------         -------
      Net income                                                                              $  0.14         $  0.25
                                                                                              =======         =======

      Weighted average shares outstanding                                                       4,820           4,928

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's omitted)

                                                                                                 Three months ended
                                                                                                      March 31,
                                                                                              ------------------------
                                                                                                1998             1997
                                                                                              -------          -------
Cash flows from operating activities:
   Net income                                                                                 $   663          $ 1,230
   Adjustments to reconcile net income to net cash provided by (used in)
      continuing operations:
   Loss from discontinued operations                                                                -                -
   Gain on disposal of discontinued dental practices                                                -           (1,256)
   Depreciation and amortization                                                                  627              929
   Deferred income taxes (benefit)                                                               (850)              (3)
   Changes in operating assets and liabilities:
               Accounts receivable, net                                                          (668)            (851)
               Income taxes receivable                                                              -               44
               Prepaid expenses and other current assets                                         (349)            (291)
               Accounts payable and accrued expenses                                             (987)           2,245
               Income taxes payable                                                                 -              519
               Deferred revenue                                                                    21              (98)
               Reserves for incurred but not reported claims                                     (600)            (848)
                                                                                              -------          -------
                    Net cash provided by continuing operations                                 (2,143)           1,620
                    Net cash used in discontinued operations                                   (1,081)            (967)
                                                                                              -------          -------
                    Net cast provided by (used in) operating activities                        (3,224)             653
                                                                                              -------          -------

Cash flows from investing activities:
   Purchase of investments available for sale                                                    (589)          (1,342)
   Proceeds from sales/maturity of investments available for sale                               1,259            2,323
   Purchase of investments held to maturity                                                    (4,443)               -
   Proceeds from maturity of investments held to maturity                                       4,142               20
   Purchases of property and equipment                                                           (576)            (617)
   Capital expenditures of discontinued operations                                                  -              (41)
   Additions to intangibles and other assets                                                      (63)            (124)
                                                                                              -------          -------
                    Net cash provided by investing activities                                    (270)             219
                                                                                              -------          -------

Cash flows from financing activities:
   Payments received on notes receivable                                                            -                4
   Proceeds from bank loan                                                                      2,000                -
   Payments on accrued compensation agreement                                                      (9)              (3)
   Payments on notes payable                                                                     (298)            (298)
   Other, net                                                                                       -               21
                                                                                              -------          -------
                    Net cash (used in) provided by financing activities                         1,693             (276)
                                                                                              -------          -------

Net increase (decrease) in cash                                                                (1,801)             596
Cash at beginning of period                                                                     3,652              706
                                                                                              -------          -------
Cash at end of period                                                                         $ 1,851          $ 1,302
                                                                                              =======          =======

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Basis of Reporting
---------------------------

The accompanying unaudited Consolidated Financial Statements of Safeguard Health Enterprises, Inc. and subsidiaries (the "Company") for the quarter ended March 31, 1998, have been prepared in accordance with generally accepted accounting principles applicable to interim periods, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. This information should be read in conjunction with the Consolidated Financial Statements and Notes including Significant Accounting Policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Management believes that the disclosures herein are adequate to make the information presented not misleading. As described in Note 4 herein, the operating results for the quarters ended March 31, 1997 and 1996 have been reclassified to reflect the effect of the discontinued operation of the general dental practices and the orthodontic practices.

Note 2:  Stockholders' Equity and Earnings Per Share
----------------------------------------------------

Since October 1986, the Company's Board of Directors has, at various times, authorized the repurchase of up to 4,510,888 shares of its common stock through open market or private transactions. As of March 31, 1998, a total of 3,819,088 shares had been acquired. All shares acquired prior to August 24, 1987, have been retired as required by California law. All shares acquired after the August 24, 1987 reincorporation in Delaware are being held as treasury stock at an average cost of $5.54 per share.

Earnings per share have been restated to conform with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share".
Basic earnings per share excludes the effect of all potentially dilutive securities. Diluted earnings per share includes the effect of all potentially dilutive common securities. For the quarters ended March 31, 1998 and 1997, the current presentation of diluted earnings per share is identical to the Company's former presentation of primary earnings per share.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), Disclosure About Segments of an Enterprises and Related Information, which becomes effective for fiscal years ending after December 15, 1997. FAS 131 requires that future financial statements contain disclosures about products and services, geographic areas and major customers related to its reportable operating segments.

The Company anticipates the adoption FAS 130 and 131 will not have a significant effect on the Company's financial position or results of operations.

Note 4:  Discontinued Operations
--------------------------------

On October 21, 1996, the Company implemented a strategic plan to sell all of the general dental practices owned by the Company. Four of the general practices were sold during 1996, the remaining were sold during 1997. The assets of the general dental practices to be sold, pursuant to the Company's plan, consisted primarily of accounts receivable, supply inventories and leasehold improvements. Each general dental practice sold could enter into a contract with the Company's practice management subsidiary, whereby the Company would provide certain services to support the dentists in the operation of their practices, including administrative support. The Company terminated these agreements in 1998.

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

Operating losses for the discontinued general dental practices subsequent to the measurement date of October 21, 1996, were recognized in the consolidated statements of operations up to the amount of the net gain on disposal of the discontinued general dental practices. The remaining losses were deferred as an asset until the completion of the sale of all the dental practices as of September 30, 1997. The statement of operations for prior years has been restated and operating results of the dental and orthodontic practices are also shown as discontinued operations.

Orthodontic Practices
---------------------

On February 26, 1998, the Company announced the discontinuance of its orthodontic practices. On April 1, 1998, the Company completed the sale of its orthodontic practices to Pacific Coast Dental, Inc./Associated Dental Services, Inc., and affiliated dentists. The practices were sold for $15 million in 8.5% long-term notes, discounted for up to $2.5 million for early cash payment by December 31, 1998. The transaction includes the sale of all assets and associated liabilities of the orthodontic practices and a long-term commitment from the purchaser to continue to provide orthodontic services to SafeGuard members. The assets of the orthodontic practices sold consist of accounts receivable, supply inventory and dental equipment.

The Company projects a gain on the disposal of the discontinued orthodontic practices, which will be recorded in the second quarter 1998. The amount of such gain is pending calculation of the tax impact of the sale. Due to the estimated gain on the sale of the practices, any losses generated subsequent to the measurement date will be deferred and recognized as of the date of the sale.

Note 5:  Bank Credit Agreement
------------------------------

On January 29, 1998, the Company entered into an $8 million revolving working capital credit facility with Silicon Valley Bank. The loan has a maturity date of January 28, 1999. The interest rate for the facility, as amended, was established at the bank's prime rate plus .25%, or at the Company's option, LIBOR plus 2.25%. The loan is secured by a first priority security interest in all of the personal property of the Company, including accounts receivable, fixed assets and intangibles and a negative pledge on the stock of the Company's subsidiaries and on real property owned by the Company. In connection with the bank loan, as amended, the Company is subject to certain financial and operational debt covenants. As of March 31, 1998, the Company was in compliance with respect to those covenants.

Note 6:  Subsequent Event
-------------------------

On April 1, 1998, the Company completed the sale of its orthodontic practices to Pacific Coast Dental, Inc./Associated Dental Services, Inc. and affiliated dentists. (See Note 4 of the Notes to Consolidated Financial Statements).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the attached consolidated financial statements and notes thereto.


                                                         1998 versus 1997
                                                        Three months ended
                                                             March 31,
                                                        ------------------
                                                        Increase/  Percent
Results of operations (000's omitted)                   (Decrease)  Change
--------------------------------------------------------------------------
Health care revenues                                     $1,453       6.3
--------------------------------------------------------------------------
Health care expenses                                     $  760       4.9
--------------------------------------------------------------------------
Selling, general and administrative expenses             $1,081      18.8
--------------------------------------------------------------------------
Other income, net                                        $  689     245.2
--------------------------------------------------------------------------
Interest expense                                         $  426      85.7
--------------------------------------------------------------------------
Income from continuing operations before discontinued
 operations                                              $  (82)    (11.0)
--------------------------------------------------------------------------
Gain (loss) from discontinued operations, net            $ (754)   (100.0)
--------------------------------------------------------------------------
Net income                                               $ (567)    (46.1)

1998 Versus 1997
----------------

Health care revenues for the quarter ended March 31, 1998 were $24,395, or a 6.3% increase on an increase of 9.8% in membership over the corresponding period a year ago. There are three major factors that impacted the comparison between years. The first reflects positive pricing changes that have been achieved between years. Secondly, the acquisition of Advantage Dental HealthPlans, Inc. ("Advantage") on May 9, 1997 contributed toward revenues this quarter compared to the prior year quarter. The third item to impact revenues this quarter was the loss of a single private label HMO relationship, which represented lower revenues per member, per month. This loss was anticipated, and the Company's goal was to replace the loss in revenues represented by this account. Though the membership fell from the fourth quarter levels due to the impact of this group, the Company was successful in maintaining the revenue levels from the fourth quarter 1997.

Health care expenses for the three months ended March 31, 1998 increased $760, or 4.9%. Health care expense as a percentage of health care revenues improved by 0.9% from 68.3% of revenues for the three months ended March 31, 1997, to 67.4% for the same period in 1998. This improvement was primarily as a result of the effect of the acquisition of Advantage, which has lower health care costs as a percent of revenues.

General and administrative expenses for the three months ended March 31, 1998, increased $1,081, or 28.0% of revenue compared to 25.1% of revenue for the same period a year ago. This was impacted by the acquisition of Advantage, which had a higher ratio of general and administrative expenses to revenues than the Company had prior to the acquisition. Additionally, goodwill and intangible amortization expense of $110 related to the Advantage acquisition is included in general and administrative expenses. Excluding the impact of the acquisition and the associated goodwill and intangible expenses, the ratio of general and administrative expenses to revenues was 26.8% for the three months ended March 31, 1998 compared to 25.1% for the corresponding period a year ago. This was due primarily to additional sales account executives hired this quarter, increases in telecommunication and computer network systems costs.

Other income for the three months ended March 31, 1998 was $970, which increased from $281 for the same period a year ago. This was due to an increase in interest bearing notes receivable resulting from the sale of the discontinued general dental practices, as well as gains on the sale of certain securities. Interest expense of $923 for the three months ended March 31, 1998 is the result of the borrowings obtained for the acquisition of both First American Dental Benefits, Inc. in September 1996 and Advantage in May 1997. This represents an increase of $426 from $497 for the same period in 1997.

The operating results, net of taxes, of the discontinued orthodontic practices for the three months ended March 31, 1998, have been deferred until the sale of the practices in the second quarter 1998 (see Note 4 of the Notes to the Consolidated

Financial Statements). The net after tax deferred loss for this period was $620. The same period a year ago included a loss, net of taxes, of $269 for the operating results of both the discontinued orthodontic and general dental practices. This loss was offset by the net after tax gains on the sale of the general practices during the first three months of 1997.

Net income for the three months ended March 31, 1998, was $663, which changed from the same period in 1997 due to the above discussed factors. Net income for the same period in 1997 was $1,230.

Business Segment Information
----------------------------

The Company is engaged in a single business segment, the operation of managed care dental plans.

Liquidity and Capital Resources
-------------------------------

The Company's capital and operational cash requirements have been met principally from operating cash flows, and corporate borrowings, and this is expected to continue.

At March 31, 1998, the current ratio was 1.3 to 1.0. The Company's net worth was $33.2 million compared to $36.4 million a year earlier. The Company had $16.2 million of cash and investments as of March 31, 1998 compared to $13.0 million a year earlier. As a result of its regulated nature, the Company is required to maintain various regulatory bank accounts in an aggregate amount of approximately $9.0 million to satisfy depository requirements imposed by state regulatory agencies. Due to the significant cash and investments maintained by the Company, these requirements do not pose a significant liquidity burden on the Company. The Company believes that cash flow from continuing operations, together with the existing cash and investments on hand and other available sources of financing, should be adequate to meet operating capital and regulatory needs for the foreseeable future.

Credit Facilities
-----------------

On September 30, 1997, the Company completed a private placement of $32.5 million in long-term debt consisting of eight-year notes. The notes are unsecured senior notes and bear a fixed interest rate of 7.91 percent. In connection with the senior notes, the Company is subject to certain financial and operational debt covenants. As of March 31, 1998, the Company was in compliance, or has obtained a waiver, with respect to these covenants.

On May 13, 1997, the Company announced that it had completed the acquisition of Advantage. The Company financed part of the acquisition through an unsecured $8.5 million promissory note with the seller. The promissory note, as amended, calls for a maturity date of April 2, 1998. This note was subsequently paid after the quarter ended March 31, 1998, on April 2, 1998. The interest rate for the note was the Prime rate, which averaged 8.5 percent during the three months ended March 31, 1998.

On January 29, 1998, the Company entered into a $8 million revolving working capital credit facility with Silicon Valley Bank. The loan has a maturity date of January 28, 1999. The interest rate was established at the bank's Prime rate, plus .25 percent or at the Company's option, LIBOR plus 2.25 percent. The loan is secured by a first priority security interest in all the personal property of the Company and a negative pledge on the stock of the Company's subsidiaries and on the real property owned by the Company. In connection with the bank loan, as amended, the Company is subject to certain financial and operational debt covenants. As of March 31, 1998, the Company was in compliance with respect to these covenants.

Impact of Inflation
-------------------

Management believes that the Company's operations are not materially affected by inflation. The Company believes that a majority of its costs are capitated or fixed in nature and are directly related to membership levels, and therefore related to premium levels.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------
The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations concerning any future premium pricing levels, future dental health care expense levels, the Company's ability to control health care, selling, general and administrative expenses, and all other statements that are not historical facts, are forward looking statements. Actual results may differ materially from those projected in the forward looking statements, if any, which statements involve risks and uncertainties. The Company's ability to expand is affected by competition not only in benefit program choices, but also the number of dental plan competitors in the markets in which the Company operates. Certain large employer groups and other purchasers of commercial dental health care services continue to demand minimal premium rate increases, while limiting the number of choices offered to employees. In addition, securing cost effective contracts with dentists may become more difficult in part due to the increased competition among dental plans for dentist contracts. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs, while providing members with quality dental care. Factors such as levels of utilization of dental health care services, new technologies, specialists costs, and numerous other external influences may effect the Company's operating results. The Company's expectations for the future are based on current information and evaluation of external influences. Changes in any one factor could materially impact the Company's expectations relating to premium rates, benefit plans offered, membership growth, the percentage of health care expenses, and as a result, profitability and therefore, effect the forward looking statements which may be included in these reports. In addition, past financial performance is not necessarily a reliable indicator of future performance. An investor should not use historical performance alone to anticipate future results or future period trends.

Part II.  Other Information

Item 1.   Legal Proceedings

          The Company is a defendant in litigation arising in the normal course of business. In the opinion of management, the defense costs and/or ultimate outcome of such litigation is covered by insurance or will not have material effect on the Company's financial position or results of operations.

Item 5.   Other Information

          On January 29, 1998, the Company entered into an $8 million revolving working capital credit facility with Silicon Valley Bank. The loan has a maturity date of January 28, 1999. The interest rate for the facility, as amended, was established at the bank's prime rate plus .25%, or at the Company's option, LIBOR plus 2.25%. The loan is secured by a first priority security interest in all of the personal property of the Company, including accounts receivable, fixed assets and intangibles and a negative pledge on the stock of the Company's subsidiaries and on real property owned by the Company. In connection with the bank loan, as amended, the Company is subject to certain financial and operational debt covenants. As of March 31, 1998, the Company was in compliance with respect to those covenants.

          On February 26, 1998, the Company announced the discontinuance of its orthodontic practices. On April 1, 1998, the Company completed the sale of its orthodontic practices to Pacific Coast Dental, Inc./Associated Dental Services, Inc., and affiliated dentists. The practices were sold for $15 million in 8.5% long-term notes, discounted for up to $2.5 million for early cash payment by December 31, 1998. The transaction includes the sale of all assets and associated liabilities of the orthodontic practices and a long-term commitment from the purchaser to continue to provide orthodontic services to SafeGuard members. The assets of the orthodontic practices sold consist of accounts receivable, supply inventory and dental equipment. The principle followed in determining the amount of consideration was the fair market value of the assets. The Company projects a gain on the disposal of the discontinued orthodontic practices, which will be recorded in the second quarter 1998. The amount of such gain is pending calculation of the tax impact of the sale.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

           NUMBER
EXHIBIT      OF
NUMBER     COLUMNS        DESCRIPTION
-------    -------        -----------
  2.1       One           Plans of Acquisition/8/
  3.1       One           Articles of Incorporation/4/
  3.2       One           Bylaws/4/
 10.1       One           1984 Stock Option Plan/3/
 10.2       One           Stock Option Plan Amendment/1/
 10.3       One           Stock Option Plan Amendment/5/
 10.4       One           Stock Option Plan Amendment/6/
 10.5       One           Amended Stock Option Plan/10/
 10.6       One           Corporation Grant deed, dated December 21, 1984,
                          relating to a property located at 505 North Euclid
                          Avenue, Anaheim, California/2/
 10.7       One           Employment Agreement, as Amended, dated May 25, 1995,
                          between Steven J. Baileys, D.D.S. and the Company./7/
 10.8       One           Employment Agreement, as Amended, dated May 25, 1995,
                          between Ronald I. Brendzel and the Company./7/
 10.9       One           Employment Agreement dated May 25, 1995, between John
                          E. Cox and the Company./7/
 10.10      One           Employment Agreement dated May 25, 1995, between Wayne
                          K. Butts and the Company/7/
 10.11      One           Form of Rights Agreement, dated as of March 22, 1996,
                          between the Company and American Stock Transfer and
                          Trust Company, as Rights Agent./7/
 10.12      One           Employment Agreement dated January 5, 1997, between
                          Herb J. Kaufman, D.D.S. and the Company./10/
 10.13      One           Credit Agreement dated September 25, 1996, between
                          Bank of America National Trust and Savings Association
                          and the Company./9/
 10.14      One           Stock Purchase Agreement between Consumers Life
                          Insurance Company and SafeGuard Health Enterprises,
                          Inc. dated March 6, 1997./11/
 10.15      One           Purchase Agreement between Associated Dental Services,
                          Inc. and Guards Dental, Inc. dated August 1, 1997./11/
 10.16      One           Purchase agreement between Pacific Coast Dental, Inc.
                          and Guards Dental, Inc. dated August 1, 1997./11/
 10.17      One           Form of Note Purchase Agreement dated as of September
                          30, 1997, and form of Promissory Note./12/
 18.1                     Independent Auditors' Preferability Letter For Change
                          in Accounting Method./13/
 23.1       One           Independent Auditor's Consent
 24.1       One           Power of Attorney/14/
 27.1       One           Financial Data Schedule

__________________
/1/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on September 12, 1983 (File No. 2-86472).
/2/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on August 22, 1985 (File No. 2-99663).
/3/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on July 3, 1984 (File No. 2-92013).
/4/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1987.
/5/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1989.
/6/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1992.
/7/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1995.
/8/ Incorporated by reference herein to Exhibit D filed as an exhibit to the Company's Report of Form 8-K dated September 27, 1996.
/9/ Incorporated by reference herein to Exhibit E filed as an exhibit to the Company's Report on Form 8-K dated September 27, 1996.
/10/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1996.
/11/ Incorporated by reference to the exhibit of the same number filed as an exhibit to the Company's quarterly statement on Form 10-Q for the period ended June 30, 1997.
/12/ Incorporated by reference herein to Exhibit 99.1 filed as an exhibit to the Company's Report on Form 8-K dated October 7, 1997.
/13/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report on Form 10-K for period ended December 31, 1996.
/14/ Incorporated by reference to the exhibit of the same number as referenced on page 28 to the Company's Annual Report on Form 10-K for the period ended December 31, 1997.

     (b)  Reports on Form 8-K

          Report on Form 8-K was filed with the Securities and Exchange Commission on April 9, 1998. The Report on Form 8-K mentioned in this Item 6, is hereby incorporated herein to this Quarterly Report on Form 10-Q for the period ended March 31, 1998, as if entirely set forth herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on the 15th of May, 1998.

                                 SAFEGUARD HEALTH ENTERPRISES, INC.

                                 By: /s/ STEVEN J. BAILEYS, D.D.S.
                                     ------------------------------------------
                                     STEVEN J. BAILEYS, D.D.S.,
                                     Chairman and Chief Executive Officer


                                 By: /s/ THOMAS C. TEKULVE
                                     ------------------------------------------
                                     THOMAS C. TEKULVE,
                                     Vice President and Chief Financial Officer