Form 10-Q
period 1998-06-30
SAFEGUARD HEALTH ENTERPRISES INC
filed 1998-08-14
CIK 727303

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

The number of shares outstanding of registrant's common stock, par value $.01 per share, at June 30, 1998, was 4,747,498 shares (not including 3,274,788 shares of common stock held in treasury).

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1998

                         INFORMATION INCLUDED IN REPORT


                                                                     Page
                                                                     ----
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                Consolidated Statements of Financial Position         3

                Consolidated Statements of Income                     4

                Consolidated Statements of Cash Flows                 5

                Notes to Consolidated Financial Statements            6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   8

Part II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                     10

Item 4.         Submission of Matters to a Vote of Security Holders   10

Item 5.         Other Information                                     11

Item 6.         Exhibits and Reports on Form 8K                       12

SIGNATURES                                                            14


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                       (000's omitted, except share data)

                                                                                         June 30, 1998          December 31,1997
                                                                                         --------------         ----------------
ASSETS                                                                                    (Unaudited)
Current assets:
   Cash                                                                                       $  3,884                 $  3,652
   Investments available for sale, at estimated fair value                                       3,205                    5,557
   Investments held to maturity, at amortized cost                                               1,249                    3,697
   Accounts and notes receivable, net of allowances of $1,235 in 1998
      and $1,061 in 1997                                                                         9,477                    7,227
   Income taxes receivable                                                                         133                      132
   Prepaid expenses and other current assets                                                     1,361                    1,029
   Deferred income taxes                                                                         1,829                    1,047
   Net assets of discontinued operations                                                             -                    4,062
                                                                                              --------                 --------
               Total current assets                                                             21,138                   26,403
                                                                                              --------                 --------

   Property and equipment, net                                                                  10,184                    9,351
   Investments held to maturity, at amortized cost                                               5,600                    5,656
   Notes receivable  long-term, net of allowances of $10,207 in 1998 and $3,595
      in 1997                                                                                   21,753                   12,327
   Other assets                                                                                    245                      247
   Goodwill, net of accumulated amortization of $1,196 in 1998 and $815 in 1997                 28,281                   29,556
   Intangibles and covenants not to compete, net of accumulated amortization of
      $2,773 in 1998 and $2,287 in 1997                                                          4,429                    4,978
                                                                                              --------                 --------
               Total assets                                                                   $ 91,630                 $ 88,518
                                                                                              ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term note payable                                                                    $  8,000                 $  8,500
   Current portion of note payable                                                               1,692                    1,692
   Accounts payable and accrued expenses                                                         5,907                    5,193
   Reserves for incurred but not reported claims                                                 3,306                    3,631
   Deferred revenue                                                                              1,341                    1,177
                                                                                              --------                 --------
               Total current liabilities                                                        20,246                   20,193
                                                                                              --------                 --------

Long-term debt                                                                                  32,500                   32,500
Note payable                                                                                       798                    1,394
Deferred income taxes                                                                            2,789                    1,289
Accrued compensation agreement                                                                     365                      383
Stockholders' equity
   Preferred stock - $.01 par value; 1,000,000 shares authorized;
       no shares issued or outstanding                                                               -                        -
   Common stock $.01 par value; 30,000,000 shares authorized;
       4,747,000 in 1998 and 1997 shares issued and outstanding, stated at                      21,509                   21,509
   Retained earnings                                                                            32,401                   29,816
   Net unrealized loss on investments available for sale, net of deferred taxes                   (855)                    (443)
   Treasury stock, at cost                                                                     (18,123)                 (18,123)
                                                                                              --------                 --------
               Total stockholders' equity                                                       34,932                   32,759
                                                                                              --------                 --------
                                                                                              $ 91,630                 $ 88,518
                                                                                              ========                 ========

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (000's omitted, except per share data)

                                                                  Three months ended     Six months ended
                                                                       June 30,              June 30,
                                                                 -----------------------------------------
                                                                   1998        1997       1998       1997
                                                                 ---------   --------   --------   -------
Revenues                                                          $24,540    $23,488    $48,935    $46,430

Expenses:
     Health care services                                          16,288     15,546     32,719     31,217
     Selling, general and administrative                            6,567      6,104     13,397     11,853
                                                                  -------    -------    -------    -------
               Total expenses                                      22,855     21,650     46,116     43,070
                                                                  -------    -------    -------    -------

               Operating income                                     1,685      1,838      2,819      3,360

Other income                                                          534        335      1,504        616
Interest expense                                                     (973)      (627)    (1,895)    (1,124)
                                                                  -------    -------    -------    -------

Income from continuing operations before provision for income
 taxes and discontinued operations                                  1,246      1,546      2,428      2,852
Provision for income taxes                                            538        654      1,057      1,215
                                                                  -------    -------    -------    -------

Income from continuing operations before discontinued
 operations                                                           708        892      1,371      1,637


Discontinued operations:
     (Loss) from operations to be disposed of
      (net of income tax benefits of $396 in 1998 and $110
      and $257 in 1997)                                              (620)      (222)      (620)      (491)
     Gain on disposal of dental practices (net of income
      taxes of $1,182 in 1998 and $362 and $864 in 1997)            1,834        566      1,834      1,320
                                                                  -------    -------    -------    -------
           Gain from discontinued operations                        1,214        344      1,214        829
                                                                  -------    -------    -------    -------
           Net income                                             $ 1,922    $ 1,236    $ 2,585    $ 2,466
                                                                  =======    =======    =======    =======
Basic earning per share:
     Income from continuing operations                            $  0.15    $  0.19    $  0.29    $  0.34
     Income from discontinued operations                          $  0.26    $  0.07    $  0.26    $  0.18
                                                                  -------    -------    -------    -------
     Net income                                                   $  0.41    $  0.26    $  0.55    $  0.52
                                                                  =======    =======    =======    =======

Weighted average shares outstanding                                 4,747      4,717      4,747      4,717

Diluted earning per share:
     Income from continuing operations                            $  0.15    $  0.18    $  0.29    $  0.33
     Income from discontinued operations                          $  0.25    $  0.07    $  0.25    $  0.17
                                                                  -------    -------    -------    -------
     Net income                                                   $  0.40    $  0.25    $  0.54    $  0.50
                                                                  =======    =======    =======    =======

Weighted average shares outstanding                                 4,802      4,882      4,810      4,906


          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's omitted)

                                                                                               Six months ended
                                                                                                   June 30,
                                                                                           ---------------------------
                                                                                                1998           1997
                                                                                           ----------    -------------
Cash flows from operating activities:
   Net income                                                                                 $ 2,585          $ 2,466
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Loss from discontinued operations                                                            1,016            2,183
   Gain on disposal of discontinued dental practices                                           (3,016)          (2,183)
   Depreciation and amortization                                                                1,271            1,900
   Deferred income taxes                                                                          264            1,003
   Changes in operational assets and liabilities:
               Accounts and current notes receivable, net                                      (2,250)          (1,455)
               Income taxes receivable                                                             (1)             (77)
               Prepaid expenses and other current assets                                         (332)              23
               Accounts payable and accrued expenses                                              714             (563)
               Deferred revenue                                                                   164              773
               Reserves for incurred but not reported claims                                     (325)          (1,274)
                                                                                              -------          -------
                    Net cash provided by continuing operations                                     90            2,796
                    Net cash used in discontinued operations                                   (2,016)          (4,478)
                                                                                              -------          -------
                    Net cash used in operating activities                                      (1,926)          (1,682)
                                                                                              -------          -------
Cash flows from investing activities:
   Purchase of investments available for sale                                                  (2,342)          (2,862)
   Proceeds from sales/maturity of investments available for sale                               3,705            4,617
   Purchase of investments held to maturity                                                    (1,658)             (10)
   Proceeds from maturity of investments held to maturity                                       4,739            1,112
   Purchases of property and equipment                                                         (1,237)          (1,120)
   Capital expenditures of discontinued operations                                                  -             (394)
   Cash paid for business acquired                                                                  -           (1,043)
   Additions to intangibles and other assets                                                       65             (104)
                                                                                              -------          -------
                    Net cash provided by investing activities                                   3,272              196
                                                                                              -------          -------
Cash flows from financing activities:
   Proceeds from long-term debt                                                                 8,000            3,000
   Payments on accrued compensation agreement                                                     (18)             (12)
   Payments on notes payable                                                                   (9,096)            (596)
                                                                                              -------          -------
                    Net cash provided by (used in) financing activities                        (1,114)           2,392
                                                                                              -------          -------
Net increase in cash                                                                              232              906
Cash at beginning of period                                                                     3,652              706
                                                                                              -------          -------
Cash at end of period                                                                         $ 3,884          $ 1,612
                                                                                              =======          =======
Purchase of business acquired:
   Fair value of assets acquired                                                              $     -          $12,376
   Less: cash acquired                                                                              -             (905)
   Less: note payable issued                                                                        -           (1,000)
   Less: long-term debt issued                                                                      -           (8,500)
   Less: liabilities assumed                                                                        -             (928)
                                                                                              -------          -------
   Cash paid for business acquired                                                            $     -          $ 1,043
                                                                                              =======          =======

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Reporting
---------------------------

The accompanying unaudited Consolidated Financial Statements of Safeguard Health Enterprises, Inc. and subsidiaries (the "Company") for the quarter ended June 30, 1998, have been prepared in accordance with generally accepted accounting principles applicable to interim periods, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. This information should be read in conjunction with the Consolidated Financial Statements and Notes including Significant Accounting Policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Management believes that the disclosures herein are adequate to make the information presented not misleading. As described in Note 4 herein, the operating results for the quarters ended June 30, 1998 and 1997 have been reclassified to reflect the effect of the discontinued operation of the general dental and orthodontic practices.

Note 2:  Stockholders' Equity and Earnings Per Share
----------------------------------------------------

Since October 1986, the Company's Board of Directors has, at various times, authorized the repurchase of up to 4,510,888 shares of its common stock through open market or private transactions. As of June 30, 1998, a total of 3,819,088 shares had been acquired. All shares acquired prior to August 24, 1987, have been retired as required by California law. All shares acquired after the August 24, 1987 reincorporation in Delaware are being held as treasury stock at an average cost of $5.54 per share.

Earnings per share have been restated to conform with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share".
Basic earnings per share excludes the effect of all potentially dilutive securities. Diluted earnings per share includes the effect of all potentially dilutive common securities. For the quarters ended June 30, 1998 and 1997, the current presentation of diluted earnings per share is identical to the Company's former presentation of primary earnings per share.

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

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), Reporting Comprehensive Income, which becomes effective for fiscal years ending after December 15, 1997. FAS 130 requires that all components of comprehensive income be displayed with the same prominence as other financial statements. The Company adopted FAS 130 in fiscal year 1998 and its adoption did not have a significant effort on the Company's financial position.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), Disclosure About Segments of an Enterprises and Related Information, which becomes effective for fiscal years ending after December 15, 1997. FAS 131 requires that future financial statements contain disclosures about products and services, geographic areas and major customers related to its reportable operating segments. The Company adopted FAS 131 in fiscal year 1998 and has identified only one reportable operating segment.

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

The Company recorded a gain on the disposal of the discontinued orthodontic practices of $1.8 million, net of taxes of $1.2 million. The Company also recognized a deferred loss of $620, net of taxes, with the gain recorded on the sale. Additionally, the Company has accrued against the gain on these sales, certain run-out expenses that the Company expects to incur in future periods relating to the discontinuation of this business.

Note 5:  Bank Credit Agreement
------------------------------

On January 29, 1998, the Company entered into an $8 million revolving working capital credit facility with Silicon Valley Bank. The loan has a maturity date of January 28, 1999. The interest rate during the quarter for the facility, as amended, was established at the bank's prime rate plus .25%, or at the Company's option, LIBOR plus 2.25%. The loan is secured by a first priority security interest in all of the personal property of the Company, including accounts receivable, fixed assets and intangibles and a negative pledge on the stock of the Company's subsidiaries and on real property owned by the Company. In connection with the bank loan, as amended, the Company is subject to certain financial and operational debt covenants. As of June 30, 1998, the Company was in compliance with, or has obtained a waiver with respect to those covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the attached consolidated financial statements and notes thereto. 1998 versus 1997 Six months ended


                                                                                     1998 versus 1997
                                                                                     Six months ended
                                                                                         June 30,
                                                                               ------------------------------
                                                                               Increase/             Percent
Results of operations (000's omitted)                                          (Decrease)             Change
-------------------------------------------------------------------------------------------------------------
Health care revenues                                                               $2,505               5.4%
-------------------------------------------------------------------------------------------------------------
Health care expenses                                                               $1,502               4.8%
-------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                                       $1,544              13.0%
-------------------------------------------------------------------------------------------------------------
Other income, net                                                                  $  888             144.2%
-------------------------------------------------------------------------------------------------------------
Interest expense                                                                   $  771              68.6%
-------------------------------------------------------------------------------------------------------------
Income from continuing operations before discontinued operations                   $ (266)            (16.2)%
-------------------------------------------------------------------------------------------------------------
Gain (loss) from discontinued operations, net                                      $  385              46.4%
-------------------------------------------------------------------------------------------------------------
Net income                                                                         $  119               4.8%

1998 Versus 1997
----------------

Health care revenues for the quarter ended June 30, 1998 were $24,540, or a 4.5% increase on a decrease of 1.9% in membership over the corresponding period a year ago. There are three major factors that impacted the comparison between years. The first reflects positive pricing changes that have been achieved between years. Secondly, the acquisition of Advantage Dental HealthPlans, Inc. ("Advantage") on May 9, 1997 contributed toward revenues this quarter compared to the prior year quarter. The third item to impact revenues this quarter was the loss of a large private label HMO relationship in the first quarter this year, which represented lower revenues per member, per month. This loss was anticipated, and the Company's goal was to replace the loss in revenues represented by this account. Though the membership was lower than comparable periods in the prior year, due to the impact of this group, the Company was successful in improving both membership and revenues over the previous quarter. Revenues for the six months ended June 30, 1998 were $48,935, or a 5.4% increase over the same period in the prior year.

Health care expenses for the six months ended June 30, 1998 increased $1,502, or 4.8%. Health care expense as a percentage of health care revenues improved by
 .3% from 67.2% of revenues for the six months ended June 30, 1997, to 66.9% for the same period in 1998. This improvement was due to the effect of the positive pricing on improving margins as well as the effect of the acquisition of Advantage, which has lower health care costs as a percent of revenues.

General and administrative expenses for the six months ended June 30, 1998, increased $1,544, or 27.4% of revenue compared to 25.5% of revenue for the same period a year ago. This was impacted by the acquisition of Advantage, which had a higher ratio of general and administrative expenses to revenues than the Company had prior to the acquisition. Additionally, goodwill and intangible amortization expense of $220 related to the Advantage acquisition is included in general and administrative expenses. Excluding the impact of the acquisition and the associated goodwill and intangible expenses, the ratio of general and administrative expenses to revenues was 26.1% for the six months ended June 30, 1998 compared to 25.3% for the corresponding period a year ago. This was due primarily to additional sales account executives hired this quarter, increases in telecommunication and computer network systems costs.

Other income for the six months ended June 30, 1998 was $1,504, which increased from $616 for the same period a year ago. This was due to an increase in interest bearing notes receivable resulting from the sale of the discontinued general dental and orthodontic practices, as well as gains on the sale of certain securities. Interest expense of $1,895 for the six months ended June 30, 1998 was an increase of $771 over the prior year, primarily as a result of the borrowings obtained for the acquisition of Advantage in May 1997.

The operating losses of the discontinued orthodontic practices deferred in the first quarter were $620, net of taxes, and have been recognized with the gain recorded on the sale in April 1998. (see Note 4 of the Notes to the Consolidated Financial Statements). Additionally, the Company has accrued against the gain on these sales, certain run-out expenses that the Company expects to incur in future periods relating to the discontinuation of this business.

The same period a year ago included a loss, net of taxes, of $491 for the operating results of both the discontinued orthodontic and general dental practices. This loss was offset by the net after tax gains on the sale of the general practices during the first six months of 1997.

Net income for the six months ended June 30, 1998, was $2,585, which changed from the same period in 1997 due to the above discussed factors. Net income for the same period in 1997 was $2,466.

Business Segment Information
----------------------------

The Company is engaged in a single business segment, the operation of managed care dental plans.

Liquidity and Capital Resources
-------------------------------

The Company's capital and operational cash requirements have been met principally from operating cash flows, and corporate borrowings, and this is expected to continue.

At June 30, 1998, the current ratio was 1.04 to 1.0. The Company's net worth was $34.9 million compared to $32.8 million a year earlier. The Company had $13.9 million of cash and investments as of June 30, 1998 compared to $11.5 million a year earlier. As a result of its regulated nature, the Company is required to maintain various regulatory bank accounts in an aggregate amount of approximately $9.0 million to satisfy depository requirements imposed by state regulatory agencies. Due to the significant cash and investments maintained by the Company, these requirements do not pose a significant liquidity burden on the Company. The Company believes that cash flow from continuing operations, together with the existing cash and investments on hand and other available sources of financing, should be adequate to meet operating capital and regulatory needs for the foreseeable future.

Credit Facilities
-----------------

On September 30, 1997, the Company completed a private placement of $32.5 million in long-term debt consisting of eight-year notes. The notes are unsecured senior notes and bear a fixed interest rate of 7.91 percent. In connection with the senior notes, the Company is subject to certain financial and operational debt covenants. As of June 30, 1998, the Company was in compliance, or has obtained a waiver, with respect to these covenants.

On May 13, 1997, the Company announced that it had completed the acquisition of Advantage. The Company financed part of the acquisition through an unsecured $8.5 million promissory note with the seller. The promissory note was paid on April 2, 1998. The interest rate for the note was the Prime rate, which averaged 8.5 percent during the six months ended June 30, 1998.

On January 29, 1998, the Company entered into a $8 million revolving working capital credit facility with Silicon Valley Bank. The loan has a maturity date of January 28, 1999. The interest rate was established at the bank's Prime rate, plus .25 percent or at the Company's option, LIBOR plus 2.25 percent. The loan is secured by a first priority security interest in all the personal property of the Company and a negative pledge on the stock of the Company's subsidiaries and on the real property owned by the Company. In connection with the bank loan, as amended, the Company is subject to certain financial and operational debt covenants. As of June 30, 1998, the Company was in compliance, or has obtained a waiver, with respect to these covenants.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on May 29, 1998, at the Company's Executive Offices in Anaheim, California. The following matter was addressed at the meeting:

          ELECTION OF OFFICERS

          Ronald I. Brendzel, Michael M. Mann, Ph.D., and Bradford M. Boyd, D.D.S. were duly elected to the Board of Directors as Class II Directors at the Annual Meeting for a three (3) year term. Steven J. Baileys, D.D.S., John E. Cox, William E. McKenna and George H. Stevens are directors whose terms of office continued after the Annual Meeting.

          The votes of holders of 4,134,599 shares of the Company's common stock were cast "FOR" the election of Mr. Brendzel and the votes of holders of 4,134,607 shares of the Company's common stock were cast "FOR" the election of Dr. Mann and Dr. Boyd, respectively. The votes of holders of 3,793 shares of common stock were cast to "WITHHOLD" the election of Mr. Brendzel, and the votes of holders of 3,783 shares of common stock were cast to "WITHHOLD" the election of Dr. Mann and Dr. Boyd, respectively. The votes "FOR" represents approximately 87.1% and 99.9% of all shares of common stock outstanding and entitled to vote at the Annual Meeting, and of all shares voting at the Annual Meeting, respectively.

Item 5.   Other Information

          On January 29, 1998, the Company entered into an $8 million revolving working capital credit facility with Silicon Valley Bank. The loan has a maturity date of January 28, 1999. The interest rate for the facility, as amended, was established at the bank's prime rate plus .25%, or at the Company's option, LIBOR plus 2.25%. The loan is secured by a first priority security interest in all of the personal property of the Company, including accounts receivable, fixed assets and intangibles and a negative pledge on the stock of the Company's subsidiaries and on real property owned by the Company. In connection with the bank loan, as amended, the Company is subject to certain financial and operational debt covenants. As of June 30, 1998, the Company was in compliance, or has obtained a waiver, with respect to those covenants.

          On February 26, 1998, the Company announced the discontinuance of its orthodontic practices. On April 1, 1998, the Company completed the sale of its orthodontic practices to Pacific Coast Dental, Inc./Associated Dental Services, Inc., and affiliated dentists. The practices were sold for $15 million in 8.5% long-term notes, discounted for up to $2.5 million for early cash payment by December 31, 1998. The transaction includes the sale of all assets and associated liabilities of the orthodontic practices and a long-term commitment from the purchaser to continue to provide orthodontic services to SafeGuard members. The assets of the orthodontic practices sold consist of accounts receivable, supply inventory and dental equipment. The principle followed in determining the amount of consideration was the fair market value of the assets. The Company recorded a gain on the disposal of the discontinued orthodontic practices of $1.8 million, net of taxes of $1.2 million. The Company also recognized a deferred loss of $620, net of taxes, with the gain recorded on the sale. Additionally, the Company has accrued against the gain on these sales, certain run-out expenses that the Company expects to incur in future periods relating to the discontinuation of this business.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

              NUMBER
 EXHIBIT        OF
 NUMBER       COLUMNS     DESCRIPTION
---------   -----------   ----------------------------------------------------------------------------------------------------------

 2.1            One       Plans of Acquisition/8/
 3.1            One       Articles of Incorporation/4/
 3.2            One       Bylaws/4/
10.1            One       1984 Stock Option Plan/3/
10.2            One       Stock Option Plan Amendment/1/
10.3            One       Stock Option Plan Amendment/5/
10.4            One       Stock Option Plan Amendment/6/
10.5            One       Amended Stock Option Plan/10/
10.6            One       Corporation Grant Deed, dated December 21, 1984, relating to a property located at 505 North Euclid
                          Street, Anaheim, California/2/
10.7            One       Employment Agreement, as Amended, dated May 25, 1995, between Steven J. Baileys, D.D.S. and the Company/7/

10.8            One       Employment Agreement, as Amended, dated May 25, 1995, between Ronald I. Brendzel and the Company/7/
10.9            One       Employment Agreement dated May 25, 1995, between John E. Cox and the Company/7/
10.10           One       Employment Agreement dated May 25, 1995, between Wayne K. Butts and the Company/7/
10.11           One       Form of Rights Agreement, dated as of March 22, 1996, between the Company and American Stock Transfer and
                          Trust Company, as Rights Agent/7/
10.12           One       Employment Agreement dated January 5, 1997, between Herb J. Kaufman, D.D.S. and the Company/10/
10.13           One       Credit Agreement dated September 25, 1996, between Bank of America National Trust and Savings Association
                          and the Company/9/
10.14           One       Stock Purchase Agreement between Consumers Life Insurance Company and SafeGuard Health Enterprises, Inc.
                          dated March 6, 1997/7/
10.15           One       Purchase Agreement between Associated Dental Services, Inc. and Guards Dental, Inc. dated August 1,
                          1997/11/
10.16           One       Purchase agreement between Pacific Coast Dental, Inc. and Guards Dental, Inc. dated August 1, 1997/11/

10.17           One       Form of Note Purchase Agreement dated as of September 30, 1997, and form of Promissory Note/12/
18.1            One       Independent Auditors' Preferability Letter for Change in Accounting Method/13/
23.1            One       Independent Auditors' Consent/14/
24.1            One       Power of Attorney/14/
27.1            One       Financial Data Schedule

__________
/1/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on September 12, 1983 (File No. 2-86472).
/2/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on August 22, 1985 (File No. 2-99663).
/3/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on July 3, 1984 (File No. 2-92013).
/4/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1987.
/5/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1989.
/6/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1992.
/7/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1995.
/8/ Incorporated by reference herein to Exhibit D filed as an exhibit to the Company's Report on Form 8-K dated September 27, 1996.
/9/ Incorporated by reference herein to Exhibit E filed as an exhibit to the Company's Report on Form 8-K dated September 27, 1996.
/10/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1996.
/11/ Incorporated by reference to the exhibit of the same number filed as an exhibit to the Company's quarterly statement on Form 10-Q for the period ended June 30, 1997.
/12/ Incorporated by reference herein to Exhibit 99.1 filed as an exhibit to the
     Company's Report on Form 8-K dated October 7, 1997.
/13/ Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report on Form 10-K for period ended December 31, 1996.
/14/ Incorporated by reference to the exhibit of the same number in the Company's Annual Report of Form 10-K for the period ended December 31, 1997.

(b)  Reports on Form 8-K.

Report on Form 8-K was filed with the Securities and Exchange Commission on April 9, 1998. The Report on Form 8-K mentioned in this item 6, is hereby incorporated herein to this Quarterly Report on Form 10-Q for the period ended June 30, 1998, as if entirely set forth herein.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on the 14th of August, 1998.

                            SAFEGUARD HEALTH ENTERPRISES, INC.

                            By: JOHN E. COX
                                ------------------------------------------
                                JOHN E. COX,
                                President and Chief Operating Officer


                            By: THOMAS C. TEKULVE
                                ------------------------------------------
                                THOMAS C. TEKULVE,
                                Vice President and Chief Financial Officer