Form 10-Q
period 1998-09-30
SAFEGUARD HEALTH ENTERPRISES INC
filed 1998-11-23
CIK 727303

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 95 ENTERPRISE
                         ALISO VIEJO, CALIFORNIA 92656
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (949) 425-4300
              (Registrant's telephone number, including area code)

                            505 NORTH EUCLID STREET
                           ANAHEIM, CALIFORNIA 92801
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No  [ ]

The number of shares outstanding of registrant's common stock, par value $.01 per share, at September 30, 1998, was 4,747,498 shares (not including 3,274,788 shares of common stock held in treasury).

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                         INFORMATION INCLUDED IN REPORT

                                                                            Page
                                                                            ----
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

               Consolidated Statements of Financial Position                   3

               Consolidated Statements of Income                               4

               Consolidated Statements of Cash Flows                           5

               Notes to Consolidated Financial Statements                      6

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                             8

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         14

Item 5.    Other Information                                                  14

Item 6.    Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                    17

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 (000'S OMITTED, EXCEPT SHARE DATA) (UNAUDITED)

                                                                                             September 30,      December 31,
                                                                                                 1998               1997
                                                                                             -------------      ------------
ASSETS
Current assets:
   Cash                                                                                         $  2,187         $  3,652
   Investments available for sale, at fair value                                                   3,716            5,557
   Investments held to maturity, at amortized cost                                                    --            3,697
   Accounts and notes receivable, net of allowances of $1,699 in 1998
      and $1,061 in 1997                                                                          11,235            7,227
   Income taxes receivable                                                                           475              132
   Prepaid expenses and other current assets                                                       1,003            1,029
   Net assets of discontinued operations                                                              --            4,062
   Deferred income taxes                                                                             705            1,047
                                                                                                --------         --------
               Total current assets                                                               19,321           26,403
                                                                                                --------         --------
   Property and equipment, net                                                                    10,598            9,351
   Investments available for sale -- long term, at fair value                                      3,363               --
   Investments held to maturity, at amortized cost                                                    --            5,656
   Notes receivable -- long-term, net of allowances of $9,453 in 1998 and $3,595 in 1997          22,778           12,327
   Other assets                                                                                      246              247
   Goodwill, net of accumulated amortization of $1,386 in 1998 and $815 in 1997                   28,091           29,556
   Intangibles and covenants not to compete, net of accumulated amortization of
     $3,011 in 1998 and $2,287 in 1997                                                             4,173            4,978
                                                                                                --------         --------
               Total assets                                                                     $ 88,570         $ 88,518
                                                                                                ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term note payable                                                                      $  8,000         $  8,500
   Current portion of long-term debt                                                               1,692            1,692
   Accounts payable and accrued expenses                                                           3,751            5,193
   Reserves for dental claims                                                                      3,561            3,631
   Deferred revenue                                                                                  949            1,177
                                                                                                --------         --------
              Total current liabilities                                                           17,953           20,193
                                                                                                --------         --------
Long-term debt                                                                                    33,000           33,894
Deferred income taxes                                                                              2,837            1,289
Accrued compensation agreement                                                                       356              383
Stockholders' equity
   Preferred stock - $.01 par value; 1,000,000 shares authorized;
       no shares issued or outstanding                                                                --               --
   Common stock $.01 par value; 30,000,000 shares authorized;
       4,747,000 in 1998 and 1997 shares issued and outstanding, stated at                        21,509           21,509
   Retained earnings                                                                              31,778           29,816
   Net unrealized loss on available for sale investments, net of deferred
      taxes of $547 in 1998 and $299 in 1997                                                        (740)            (443)
   Treasury stock, at cost                                                                       (18,123)         (18,123)
                                                                                                --------         --------
               Total stockholders' equity                                                         34,424           32,759
                                                                                                --------         --------
                                                                                                $ 88,570         $ 88,518
                                                                                                ========         ========


          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                        Three months ended            Nine months ended
                                                          September 30,                 September 30,
                                                     -----------------------       -----------------------
                                                       1998           1997           1998           1997
                                                     --------       --------       --------       --------
Revenues                                             $ 24,004       $ 24,491       $ 72,939       $ 70,921

Expenses:
     Health care services                              16,539         16,255         49,258         47,472
     Selling, general and administrative                7,567          6,597         20,964         18,450
                                                     --------       --------       --------       --------
               Total expenses                          24,106         22,852         70,222         65,922
                                                     --------       --------       --------       --------
               Operating income (loss)                   (102)         1,639          2,717          4,999

Other income                                              199            506          1,703          1,122
Interest expense                                       (1,020)          (836)        (2,915)        (1,960)
                                                     --------       --------       --------       --------
Income (loss) from continuing operations
  before provision for income taxes and
  discontinued operations                                (923)         1,309          1,505          4,161
Provision for income taxes                               (300)           562            757          1,777
                                                     --------       --------       --------       --------

Income (loss) from continuing operations
  before discontinued operations                         (623)           747            748          2,384

Discontinued operations:
       (Loss) from dental office operations
       to be disposed of (net of income tax
       benefits of $0 and $396 in 1998 and
       $1,758 and $2,039 in 1997)                          --         (2,711)          (620)        (3,202)
       Gain on disposal of dental practices
       (net of income  taxes of $0 and $1,182
       in 1998 and $2,104 and $2,968 in 1997)              --          3,291          1,834          4,611
                                                     --------       --------       --------       --------
            Net income                               $   (623)      $  1,327       $  1,962       $  3,793
                                                     ========       ========       ========       ========
Basic earning per share:
       Income (loss) from continuing operations      $  (0.13)      $   0.16       $   0.16       $   0.50
       Income from discontinued operations           $   0.00       $   0.12       $   0.25       $   0.30
                                                     --------       --------       --------       --------
       Net income (loss)                             $  (0.13)      $   0.28       $   0.41       $   0.80
                                                     ========       ========       ========       ========

Weighted average shares outstanding                     4,747          4,717          4,747          4,717

Diluted earning per share:
       Income (loss) from continuing operations      $  (0.13)      $   0.15       $   0.16       $   0.48
       Income from discontinued operations           $   0.00       $   0.12       $   0.25       $   0.29
                                                     --------       --------       --------       --------
       Net income (loss)                             $  (0.13)      $   0.27       $   0.41       $   0.77
                                                     ========       ========       ========       ========

Weighted average shares outstanding                     4,767          4,888          4,796          4,899


          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)

                                                                          Nine months ended
                                                                            September 30,
                                                                      -------------------------
                                                                        1998             1997
                                                                      --------         --------
Cash flows from operating activities:
   Net income                                                         $  1,962         $  3,793
   Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
   Loss from discontinued operations                                     1,016            7,685
   Gain on disposal of discontinued dental practices                    (3,016)          (7,685)
   Depreciation and amortization                                         1,865            1,665
   Deferred income taxes                                                 1,436            2,728
   Changes in operational assets and liabilities:
               Accounts and current notes receivable, net               (5,035)            (826)
               Income taxes receivable                                    (343)              30
               Prepaid expenses and other current assets                    26              130
               Accounts payable and accrued expenses                    (1,442)            (815)
               Deferred revenue                                           (228)             567
               Reserves for dental claims                                  (70)          (1,744)
                                                                      --------         --------
                    Net cash (used in) provided by continuing
                      operations                                        (3,829)           5,528
                    Net cash used in discontinued operations            (2,016)          (7,942)
                                                                      --------         --------
                    Net cash (used in) operating activities             (5,845)          (2,414)
                                                                      --------         --------
Cash flows from investing activities:
   Purchase of investments available for sale                           (2,295)          (3,526)
   Proceeds from sales/maturity of investments available
     for sale                                                            5,049            7,736
   Purchase of investments held to maturity                             (2,259)          (4,014)
   Proceeds from maturity of investments held to maturity                7,039            1,476
   Purchases of property and equipment                                  (1,799)          (2,143)
   Capital expenditures of discontinued operations                          --             (394)
   Cash paid for business acquired                                          --           (1,459)
   Additions to intangibles and other assets                                65             (363)
                                                                      --------         --------
                    Net cash provided by (used in) investing
                      activities                                         5,800           (2,687)
                                                                      --------         --------
Cash flows from financing activities:
   Proceeds from long-term debt                                          8,000           35,500
   Payments on bank debt                                                    --          (22,000)
   Payments on accrued compensation agreement                              (26)             (21)
   Payments on notes payable                                            (9,394)            (852)
                                                                      --------         --------
                    Net cash provided by financing activities           (1,420)          12,627
                                                                      --------         --------
Net (decrease) increase in cash                                         (1,465)           7,526
Cash at beginning of period                                              3,652              706
                                                                                       --------
Cash at end of period                                                 $  2,187         $  8,232
                                                                      ========         ========
Purchase of business acquired:
   Fair value of assets acquired                                      $     --         $ 17,342
   Less: cash acquired                                                      --           (5,455)
   Less: note payable issued                                                --           (1,000)
   Less: long-term debt issued                                              --           (8,500)
   Less: liabilities assumed                                                --             (928)
                                                                      --------         --------
   Cash paid for business acquired                                    $     --         $  1,459
                                                                      ========         ========


          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF REPORTING

The accompanying unaudited Consolidated Financial Statements of Safeguard Health Enterprises, Inc. and subsidiaries (the "Company") for the quarter ended September 30, 1998, have been prepared in accordance with generally accepted accounting principles applicable to interim periods, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. This information should be read in conjunction with the Consolidated Financial Statements and Notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Management believes that the disclosures herein are adequate to make the information presented not misleading. As described in Note 4 herein, the operating results for the quarters ended September 30, 1998 and 1997 have been reclassified to reflect the effect of the discontinued operation of the general dental and orthodontic practices.

Beginning with the third quarter of 1998, the Company transferred approximately $4.2 million of securities from the held to maturity category to the available for sale category. This amount represented the amortized cost of the securities at the date of transfer. The estimated fair value of those securities was approximately $4.4 million resulting in a net after tax unrealized gain of $0.1 million, which was reflected as a direct increase to equity. The change in classification was a result of a change in management's intent with respect to these securities. In order to have the flexibility to respond to changes in interest rates and to take advantage of changes in the availability of and the yield on alternative investments, management determined that the reclassification of these securities as available for sale was appropriate.

NOTE 2:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

Since October 1986, the Company's Board of Directors has, at various times, authorized the repurchase of up to 4,510,888 shares of its common stock through open market or private transactions. As of September 30, 1998, a total of 3,819,088 shares had been acquired. All shares acquired prior to August 24, 1987, have been retired as required by California law. All shares acquired after the August 24, 1987 reincorporation in Delaware are being held as treasury stock at an average cost of $5.54 per share.

Earnings per share have been restated to conform with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share excludes the effect of all potentially dilutive securities. Diluted earnings per share includes the effect of all potentially dilutive common securities. For the quarters ended September 30, 1998 and 1997, the current presentation of diluted earnings per share is identical to the Company's former presentation of primary earnings per share.

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

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), Reporting Comprehensive Income, which becomes effective for fiscal years ending after December 15, 1997. FAS 130 requires that all components of comprehensive income be displayed with the same prominence as other financial statements. The Company will adopt FAS 130 in fiscal year 1998 and its adoption is not expected to have a significant effect on the Company's financial position.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), Disclosure About Segments of an Enterprises and Related Information, which becomes effective for periods beginning after December 15, 1997. FAS 131 requires that financial statements contain disclosures about products and services, geographic areas and major customers related to its reportable operating segments. The Company adopted FAS 131 in fiscal year 1998 and has identified only one reportable operating segment.

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

Orthodontic Practices

On February 26, 1998, the Company announced the discontinuance of its orthodontic practices effective in fiscal year 1997. On April 1, 1998, the Company completed the sale of its orthodontic practices to Pacific Coast Dental, Inc./Associated Dental Services, Inc., and affiliated dentists. The practices were sold for $15 million in 8.5% long-term notes, discounted for up to $2.5 million for early cash payment by January 1, 1999. The transaction includes the sale of all assets and associated liabilities of the orthodontic practices and a long-term commitment from the purchaser to continue to provide orthodontic services to SafeGuard members. The assets of the orthodontic practices sold consist of accounts receivable, supply inventory and dental equipment.

The Company recorded a gain on the disposal of the discontinued orthodontic practices of $1.2 million, net of taxes of $0.8 million, or $0.25 per diluted share. All deferred losses recorded in prior periods have been offset against the gain recorded on the sale. Additionally, the Company has accrued against the gain on these sales certain run-out expenses that included agreed upon salary, payables and other transition costs that the Company expected to incur in future periods relating to the discontinuation of this business.

NOTE 5:  BANK CREDIT AGREEMENT

On January 29, 1998, the Company entered into an $8 million revolving working capital credit facility with a Bank. The loan has a maturity date of January 28, 1999. The interest rate during the quarter for the facility, as amended, was established at the bank's prime rate plus 1.5 percent. The loan is secured by a first priority security interest in all of the personal property of the Company, including accounts receivable, fixed assets and intangibles and a negative pledge on the stock of the Company's subsidiaries and on real property owned by the Company. In connection with the bank loan, as amended, the Company is subject to certain financial and operational debt covenants. As of September 30, 1998, the Company was in compliance with, or has obtained a waiver with respect to those covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the attached consolidated financial statements and notes thereto.

                                                             1998 versus 1997
                                                             Nine months ended
                                                              September 30,
                                                       ---------------------------
                                                        Increase/          Percent
                                                       (Decrease)           Change
                                                       ----------          -------
Results of operations (000's omitted)

Health care revenues                                     $ 2,018              2.8%
                                                         -------             -----
Health care expenses                                     $ 1,786              3.8%
                                                         -------             -----
Selling, general and administrative expenses             $ 2,514             13.6%
                                                         -------             -----
Other income, net                                        $   581             51.8%
                                                         -------             -----
Interest expense                                         $   955             48.7%
                                                         -------             -----
Income from continuing operations before
  discontinued operations                                $(1,636)           (68.6)%
                                                         -------            -----
Gain from discontinued operations, net                   $  (195)           (13.8)%
                                                         -------            -----
Net income                                               $(1,831)           (48.3)%
                                                         =======            =====

1998 Versus 1997

Health care revenues for the quarter ended September 30, 1998 were $24,004, or a 2.0% decrease as compared to $24,491 over the same period a year earlier. This was on a decrease of 5.0% in membership over the corresponding period a year ago due to the anticipated loss of a large private label HMO relationship in the first quarter of this year. Though the membership and revenues for the quarter were lower than comparable periods in the prior year, the Company has, on a year to date basis, increased revenues by 2.8% over the previous nine months ended September 30, 1997. This increase has been due in part to the acquisition of Advantage Dental HealthPlans ("Advantage") in May 1997 compared to a full nine months of revenue due to the acquisition in 1998. Revenues for the nine months ended September 30, 1998 were $72,939 compared to $70,921 for the same period in the prior year. Excluding the effect of the Advantage acquisition, healthcare revenues decreased overall by 0.7% for the nine month period ended September 30, 1998.

Health care expenses for the nine months ended September 30, 1998 increased $1,786, or 3.8%. Health care expense as a percentage of health care revenues increased by 0.9% from 66.9% of revenues for the nine months ended September 30, 1997, to 67.5% for the same period in 1998. This change was due to the effect of the HMO relationship lost this year, which experienced lower health care cost ratios in 1997 than the business that replaced it in 1998.

General and administrative expenses for the nine months ended September 30, 1998, increased $2,514, or 28.7% of revenue compared to 26.0% of revenue for the same period a year ago. This was impacted by the acquisition of Advantage in May 1997, which had a higher ratio of general and administrative expenses to revenues than the Company had prior to the acquisition. Excluding the impact of the acquisition and the associated goodwill amortization, the ratio of general and administrative expenses to revenues was 28.7% for the nine months ended September 30, 1998, compared to 26.5% for the corresponding period a year ago. This was due primarily to the hiring of six additional sales representatives and increased telecommunications and computer network systems costs. The Company also relocated its corporate headquarters in August 1998 to Aliso Viejo, California, incurring $400 in costs relating to the move.

Other income for the nine months ended September 30, 1998 was $1,703, which increased from $1,122 for the same period a year ago. This was due to an increase in interest bearing notes receivable resulting from the sale of the discontinued general dental and orthodontic practices. Other income, however, for the three months ended September 30, 1998 decreased $307 over the same period a year ago due to a decline in market value of certain investments during this quarter. These investments were sold, realizing the losses, and preventing further erosion of the value of those assets to the Company. Interest expense of $2,915 for the nine months ended September 30, 1998, was an increase of $955 over the prior year, primarily as a result of the borrowings obtained by the Company for the acquisition of Advantage in May 1997.

For the nine months ended September 30, 1998, the net gain from discontinued operations was $1,214 compared to $1,409 for the same period a year ago. This included the net income from the operations of the discontinued dental and orthodontic practices, plus the net gain on the sale of the discontinued practices.

The operating losses of the discontinued orthodontic practices recorded in the first quarter 1998 were $620, net of taxes and were deferred against the anticipated gain on the sale, which was recorded in April 1998 in the second quarter (see Note 4 of the Notes to the Consolidated Financial Statements). Additionally, the Company has accrued against the gain on these sales certain run-out expenses that included agreed upon salary, payables and other transition costs that the Company expected to incur in future periods relating to the discontinuation of this business.

The same nine-month period a year ago included a loss, net of taxes of $3,202 for the operating results of both the discontinued orthodontic and general dental practices. This loss was offset by the net after-tax gains on the sale of the general practices during the first nine months of 1997.

Net income for the nine months ended September 30, 1998, was $1,962, which changed from the same period in 1997 due to the above-discussed factors. Net income for the same period in 1997 was $3,793.

Business Segment Information

The Company is engaged in a single business segment, the operation of managed care dental plans.

Liquidity and Capital Resources

The Company's capital and operational cash requirements have been met principally from operating cash flows, the sale of investments and corporate borrowings.

At September 30, 1998, the Company's current ratio was 1.08 to 1.0. The Company's net worth was $34.4 million compared to $32.8 million at the beginning of the year. The Company had $9.3 million of cash and investments as of September 30, 1998 compared to $18.6 million at the beginning of the year. As a result of its regulated nature, the Company is required to maintain various regulatory bank accounts in an aggregate amount of approximately $6.5 million in addition to minimum required total assets to satisfy depository and other regulatory requirements imposed by state regulatory agencies. The Company believes that cash flow from continuing operations, together with the existing cash and investments on hand and other available sources of financing, should be adequate to meet operating capital and regulatory needs for the foreseeable future.

Credit Facilities

On September 30, 1997, the Company completed a private placement of $32.5 million in long-term debt consisting of eight-year senior notes. The notes are unsecured senior notes and bear a fixed interest rate of 7.91 percent. In connection with the issuance of the senior notes, the Company is subject to certain financial and operational debt covenants. As of September 30, 1998, the Company was in compliance, or has obtained a waiver, with respect to these covenants.

On January 29, 1998, the Company entered into an $8 million revolving working capital credit facility with a Bank. The loan has a maturity date of January 28, 1999. The interest rate was established at the bank's Prime rate, plus 1.5 percent. The loan is secured by a first priority security interest in all the personal property of the Company and a negative pledge on the stock of the Company's subsidiaries and on the real property owned by the Company. In connection with the bank loan, as amended, the Company is subject to certain financial and operational debt covenants. As of September 30, 1998, the Company was in compliance, or has obtained a waiver, with respect to these covenants.

Impact of Inflation

Management believes that the Company's operations are not materially affected by inflation. The Company believes that a majority of its costs are capitated or fixed in nature and are directly related to membership levels, and therefore related to premium levels.

Year 2000

Company's State of Readiness

The Company relies heavily upon information technology ("IT") systems and other systems and facilities such as telephones, building access control systems and heating and ventilation equipment ("embedded systems") to conduct its business. The Company also has business relationships with dental health care providers, financial institutions and other third parties ("Vendors") as well as regulators and customers who are themselves reliant upon IT and embedded systems to conduct their business.

As part of the Company's proactive approach to automation, the Company began planning an awareness activity as early as January 1996 and incorporated Year 2000 compliance into its business continuity plans. As a result, the Company purchased and is in the final implementation process of upgrading any and all information systems software and hardware. The implementation of such new and upgraded computer information systems will recognize the Year 2000 and process date data correctly, including the Company's manipulation of data when dates are in the 20th or 21st century. The Company executed its initial steps in 1996 when it continued to enhance its information systems, including all hardware and software products, individually and in combination, to better manage operational resources and analysis of data. A review was also performed to determine the future needs of the Company and to enhance technology to better enable the Company to provide its services. In addition, as a foundation for developing and executing its Year 2000 compliance program, SafeGuard utilized and integrated Year 2000 compliance programs developed by both Federal and State governments and corporate industry leaders. Moreover, SafeGuard developed a comprehensive five-phase approach for all of its Year 2000 Program activities and management processes. The five phases are included in the following table that indicates the percentage completed as of November 1998.

                                                                      Anticipated
    Program Goals              Start Date       Date Completed      Completion Date
    -------------              ----------       --------------      ---------------
Planning and Awareness         1 Jan 1996         1 Jun 1997              N/A
Assessment                     1 Jun 1996         1 Jan 1998              N/A
Renovation                     1 Dec 1996         In Process           1 Jan 1999
Validation                     1 Jan 1997         In Process           1 Jun 1999
Implementation                 1 Jun 1996         In Process           1 Jun 1999

The Company's five-phase comprehensive approach is as follows:

(1) Phase 1: Planning and Awareness -- identify all IT and other systems and facilities and risk rate each according to its potential business impact;

(2) Phase 2: Assessment -- identify IT and other systems and facilities that utilize date functions and assessing them for Year 2000 functionality;

(3) Phase 3: Renovation-- reprogram or replace when necessary, inventoried items to ensure that they are Year 2000 compliant;

(4) Phase 4: Validation -- test the code modifications and new inventory of other associated systems, including extensive date testing and performing quality assurance testing to ensure successful operation in a post-1999 environment; and

(5) Phase 5: Implementation of Year 2000 Compliant IT and other systems.

As indicated in the above-referenced chart, the Company completed Phase 1 Planning and Awareness on or about June 1, 1997, and Phase 2 Assessment on or about January 1, 1998. The Company plans to complete Phase 3 Renovation of all of its IT and other systems and related facilities by January 1, 1999. In addition, the Company anticipates completing Phase 4 Validation and beginning Phase 5 Implementation of such Year 2000 Compliant IT and other systems and facilities by June 1999.

The Company has inventoried and risk rated substantially all of its embedded systems. The results of these processes indicate that embedded systems should not present a material Year 2000 risk to the Company. The Company's remaining steps include testing selected embedded systems and remediating through replacement and/or repair and certifying systems that exhibit Year 2000 issues. The Company is focusing its testing and facilities such as data centers, service centers and communication centers. The Company plans to complete the testing, validation and implementation of these systems by June 1999.

The Company has also inventoried and risk rated its systems. The Company believes the tested IT systems have been found to be compliant.

As part of the Company's Year 2000 Compliance Program Planning/Awareness and Assessment phases, the Company documented the state and condition of existing systems and processes and conducted a thorough analysis of inventory and vendor supplied systems and subsystems. The Company included information technology systems and non-information technology systems.

The Company also faces the risk that one or more of its Vendors will not be able to interact with the Company due to the Vendor's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. The Company has completed its inventory of Vendors and risk rated each external relationship based upon the potential business impact, available alternatives and cost of substitution. Although the Company is diligently working with its vendors regarding Year 2000 compliance, there can be no guarantee that all the Company's vendors will be Year 2000 compliant.

The Company has previously compiled a comprehensive list of any and all Vendors and Vendor products, which was included in a Vendor identification matrix. Although the Company does not currently rely upon external Vendors for proprietary software or data services, all other Vendors have been identified and have either stated their full compliance or partial compliance with contingent solutions to Year 2000 issues. The Company believes that its Vendors with which it has a material relationship are Year 2000 Compliant, based upon such Vendor's assurances. Nonmaterial Vendors of the Company currently have provided either full and/or partial certification of compliance with the Year 2000 issue. The Company will continue to monitor such nonmaterial Vendor compliance activity in order to determine the risk to overall company operations.

As a result of the anticipated execution of the Renovation, Validation and Implementation phases of the Company's Year 2000 Compliance Program, the Company believes the Year 2000 issue will not have a material impact on the Company's results or operations.

Cost to Address Company's Year 2000 Issues

The cost the Company incurred to address Year 2000 Compliance issues from a historical perspective is approximately $2.5 million. Whereas, the estimated cost of the Company's completion of the final phases of renovation, validation and implementation is estimated to be approximately $.5 million. A large majority of these costs are expected to be incremental expenses that will not recur in Year 2000 or thereafter. The Company's current estimates primarily reflect increased remediation and testing efforts. The source of funds for the Year 2000 Compliance Program costs, including the percentage of the information technology budget utilized for the program was $3.0 million. Year 2000 Compliance is critical to the Company. Therefore, the Company has redeployed some resources from non-critical system enhancements to address Year 2000 issues. Due to the importance of IT systems to the Company's business, management has not deferred the decision to make non-critical systems enhancements to become Year 2000 ready. The Company does not expect these redeployments to have a material impact on the Company's financial condition or result of operations.

Risk and Contingency/Recovery Planning

The Company reasonably believes that its Year 2000 Compliance Program, which involves the phases of planning and awareness, assessment, renovation, validation and implementation should prevent the Year 2000 from having a material effect on the Company's business or financial condition. However, if the Company's Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely process benefits claims, update client groups' accounts, process financial transactions, bill client groups, report accurate data to management, shareholders, customers, regulators and others as well as business interruptions or shutdowns, financial losses, reputational harm, increased scrutiny by regulators and litigation related to Year 2000 issues. The Company is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical Vendors and by developing contingency/recovery plans.

The Company has begun to develop contingency/recovery plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company has begun to develop reasonably likely failure scenarios for its critical IT systems and external relationships and the embedded systems. Once these scenarios are identified, the Company will develop plans that are designed to reduce the impact on the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. The Company expects contingency/recovery planning to be substantially complete by June 1999.

To reduce the risk of the Company presented by the Year 2000, the Company has also increased its on-hand supplies of inventory for printed documents and materials that are provided to client groups, and has also identified alternative Vendors, whether such Vendors have previously provided assurances that they are fully Year 2000 Compliant or are in the process of becoming Year 2000 Compliant. Therefore, based upon the Company's proactive Year 2000 Compliance Program, the Company anticipates that the Year 2000 issue will not have a material impact on the Company's results or operations.

See "Safe Harbor Statement" heading for factors that could cause actual Year 2000 results to differ from the Company's expectations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides a "safe harbor" for forward-looking statements, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of these safe harbor provisions

The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations concerning any future premium pricing levels, future dental health care expense levels, the Company's ability to control health care, selling, general and administrative expenses, items discussed under heading "Year 2000" and all other statements that are not historical facts, are forward looking statements. Words such as expects, projects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Actual results may differ materially from those projected in the forward looking statements, if any, which statements involve risks and uncertainties. The Company's ability to expand is affected by competition not only in benefit program choices, but also the number of dental plan competitors in the markets in which the Company operates. Certain large employer groups and other purchasers of commercial dental health care services continue to demand minimal premium rate increases, while limiting the number of choices offered to employees. In addition, securing cost effective contracts with dentists may become more difficult in part due to the increased competition among dental plans for dentist contracts. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs, while providing members with quality dental care. Factors such as levels of utilization of dental health care services, new technologies, specialists costs, and numerous other external influences may effect the Company's operating results. Any critical unresolved Year 2000 issues at the Company or its Vendors could have a material adverse effect on the Company's results of operations, liquidity or financial condition. In addition, the Company's expectations about the future costs and timely and successful completion of its Year 2000 Program are subject to uncertainties that could cause actual results to differ materially from what has been discussed above under the heading "Year 2000." Factors that could influence the amount of future costs and the completion dates and effectiveness of remediation, testing and certification and contingency planning efforts include the Company's success in identifying IT systems and embedded systems that contain two-digit year codes, the nature and amount of required reprogramming, testing and certification, the rate and magnitude of related labor and consulting costs, the availability of qualified personnel and the success of the Company's external relationships in addressing their own Year 2000 issues. The Company's expectations for the future are based on current information and evaluation of external influences. Changes in any one factor could materially impact the Company's expectations relating to premium rates, benefit plans offered, membership growth, the percentage of health care expenses, and as a result, profitability and therefore, effect the forward looking statements which may be included in these reports. In addition, past financial performance is not necessarily a reliable indicator of future performance. An investor should not use historical performance alone to anticipate future results or future period trends.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            The Company is a defendant in litigation arising in the normal course of business. In the opinion of management, the defense costs and/or ultimate outcome of such litigation is covered by insurance or will not have a material effect on the Company's financial position or results of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Inapplicable.

ITEM 5.     OTHER INFORMATION

            On January 29, 1998, the Company entered into an $8 million revolving working capital credit facility with a Bank. The loan has a maturity date of January 28, 1999. The interest rate for the facility, as amended, was established at the bank's prime rate plus
            1.5 percent. The loan is secured by a first priority security interest in all of the personal property of the Company, including accounts receivable, fixed assets and intangibles and a negative pledge on the stock of the Company's subsidiaries and on real property owned by the Company. In connection with the bank loan, as amended, the Company is subject to certain financial and operational debt covenants. As of September 30, 1998, the Company was in compliance, or has obtained a waiver, with respect to those covenants.

            On February 26, 1998, the Company announced the discontinuance of its orthodontic practices. On April 1, 1998, the Company completed the sale of its orthodontic practices to Pacific Coast Dental, Inc./Associated Dental Services, Inc., and affiliated dentists. The practices were sold for $15 million in 8.5% long-term notes, discounted for up to $2.5 million for early cash payment by December 31, 1998. The transaction includes the sale of all assets and associated liabilities of the orthodontic practices and a long-term commitment from the purchaser to continue to provide orthodontic services to SafeGuard members. The assets of the orthodontic practices sold consist of accounts receivable, supply inventory and dental equipment. The principle followed in determining the amount of consideration was the fair market value of the assets. The Company recorded a gain on the disposal of the discontinued orthodontic practices of $1.2 million, net of taxes of $0.8 million, or $0.25 per diluted share. All deferred losses recorded in prior periods have been offset against the gain recorded on the sale. Additionally, the Company has accrued against the gain on these sales certain run-out expenses that included agreed upon salary, payables and other transition costs that the Company expected to incur in future periods relating to the discontinuation of this business.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

            NUMBER
EXHIBIT       OF
NUMBER      COLUMNS     DESCRIPTION
-------     -------     -----------
2.1           One       Plans of Acquisition(8)

3.1           One       Restated Articles of Incorporation

3.2           One       Bylaws(4)

3.3           One       Amendment to Bylaws

10.1          One       1984 Stock Option Plan(3)

10.2          One       Stock Option Plan Amendment(1)

10.3          One       Stock Option Plan Amendment(5)

10.4          One       Stock Option Plan Amendment(6)

10.5          One       Amended Stock Option Plan(10)

10.6          One       Corporation Grant Deed, dated December 21, 1984, relating to a property located at 505
                        North Euclid Street, Anaheim, California(2)

10.7          One       Employment Agreement, as Amended, dated May 25, 1995, between Steven J. Baileys, D.D.S.
                        and the Company.(7)

10.8          One       Employment Agreement, as Amended, dated May 25, 1995, between Ronald I. Brendzel and the
                        Company.(7)

10.9          One       Employment Agreement dated May 25, 1995, between John E. Cox and the Company.(7)

10.10         One       Employment Agreement dated May 25, 1995, between Wayne K. Butts and the Company.(7)

10.11         One       Form of Rights Agreement, dated as of March 22, 1996, between the Company and American
                        Stock Transfer and Trust Company, as Rights Agent.(7)

10.12         One       Employment Agreement dated January 5, 1997, between Herb J. Kaufman, D.D.S. and the
                        Company.(10)

10.13         One       Credit Agreement dated September 25, 1996, between Bank of America National Trust and
                        Savings Association and the Company.(9)

10.14         One       Stock Purchase Agreement between Consumers Life Insurance Company and SafeGuard Health
                        Enterprises, Inc. dated March 6, 1997(11)

10.15         One       Purchase Agreement between Associated Dental Services, Inc. and Guards Dental, Inc. dated
                        August 1, 1997(11)

10.16         One       Purchase agreement between Pacific Coast Dental, Inc. and Guards Dental, Inc. dated August
                        1, 1997(11)

10.17         One       Form of Note Purchase Agreement dated as of September 30, 1997, and form of Promissory
                        Note(12)

18.1          One       Independent Auditors' Preferability Letter for Change in Accounting Method(13)

23.1          One       Independent Auditors' Consent(13)

24.1          One       Power of Attorney(14)

27.1          One       Financial Data Schedule

----------

(1) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on September 12, 1983 (File No. 2-86472).

(2) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on August 22, 1985 (File No. 2-99663).

(3) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on July 3, 1984 (File No. 2-92013).

(4) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1987.

(5) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1989.

(6) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1992.

(7) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1995.

(8) Incorporated by reference herein to Exhibit D filed as an exhibit to the Company's Report on Form 8-K dated September 27, 1996.

(9) Incorporated by reference herein to Exhibit E filed as an exhibit to the Company's Report on Form 8-K dated September 27, 1996.

(10) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1996.

(11) Incorporated by reference to the exhibit of the same number filed as an exhibit to the Company's quarterly statement on Form 10-Q for the period ended June 30, 1997.

(12) Incorporated by reference herein to Exhibit 99.1 filed as an exhibit to the Company's Report on Form 8-K dated October 7, 1997.

(13) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report on Form 10-K for period ended December 31, 1996.

(14) Incorporated by reference to the exhibit of the same number as referenced on page 28 to the Company's Annual Report of Form 10-K for the period ended December 31, 1997.

(b)   Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on the 23rd of November, 1998.

                                       SAFEGUARD HEALTH ENTERPRISES, INC.

                                       By: /s/ JOHN E. COX
                                           -------------------------------------
                                           JOHN E. COX,
                                           President and Chief Operating Officer


                                       By: /S/ THOMAS C. TEKULVE
                                           -------------------------------------
                                           THOMAS C. TEKULVE,
                                           Vice President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX

            NUMBER
EXHIBIT       OF
NUMBER      COLUMNS     DESCRIPTION
-------     -------     -----------
2.1           One       Plans of Acquisition(8)

3.1           One       Restated Articles of Incorporation

3.2           One       Bylaws(4)

3.3           One       Amendment to Bylaws

10.1          One       1984 Stock Option Plan(3)

10.2          One       Stock Option Plan Amendment(1)

10.3          One       Stock Option Plan Amendment(5)

10.4          One       Stock Option Plan Amendment(6)

10.5          One       Amended Stock Option Plan(10)

10.6          One       Corporation Grant Deed, dated December 21, 1984, relating to a property located at 505
                        North Euclid Street, Anaheim, California(2)

10.7          One       Employment Agreement, as Amended, dated May 25, 1995, between Steven J. Baileys, D.D.S.
                        and the Company.(7)

10.8          One       Employment Agreement, as Amended, dated May 25, 1995, between Ronald I. Brendzel and the
                        Company.(7)

10.9          One       Employment Agreement dated May 25, 1995, between John E. Cox and the Company.(7)

10.10         One       Employment Agreement dated May 25, 1995, between Wayne K. Butts and the Company.(7)

10.11         One       Form of Rights Agreement, dated as of March 22, 1996, between the Company and American
                        Stock Transfer and Trust Company, as Rights Agent.(7)

10.12         One       Employment Agreement dated January 5, 1997, between Herb J. Kaufman, D.D.S. and the
                        Company.(10)

10.13         One       Credit Agreement dated September 25, 1996, between Bank of America National Trust and
                        Savings Association and the Company.(9)

10.14         One       Stock Purchase Agreement between Consumers Life Insurance Company and SafeGuard Health
                        Enterprises, Inc. dated March 6, 1997(11)

10.15         One       Purchase Agreement between Associated Dental Services, Inc. and Guards Dental, Inc. dated
                        August 1, 1997(11)

10.16         One       Purchase agreement between Pacific Coast Dental, Inc. and Guards Dental, Inc. dated August
                        1, 1997(11)

10.17         One       Form of Note Purchase Agreement dated as of September 30, 1997, and form of Promissory
                        Note(12)

18.1          One       Independent Auditors' Preferability Letter for Change in Accounting Method(13)

23.1          One       Independent Auditors' Consent(13)

24.1          One       Power of Attorney(14)

27.1          One       Financial Data Schedule

----------

 (1) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on September 12, 1983 (File No. 2-86472).

 (2) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on August 22, 1985 (File No. 2-99663).

 (3) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on July 3, 1984 (File No. 2-92013).

 (4) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1987.

 (5) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1989.

 (6) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1992.

 (7) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1995.

 (8) Incorporated by reference herein to Exhibit D filed as an exhibit to the Company's Report on Form 8-K dated September 27, 1996.

 (9) Incorporated by reference herein to Exhibit E filed as an exhibit to the Company's Report on Form 8-K dated September 27, 1996.

(10) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1996.

(11) Incorporated by reference to the exhibit of the same number filed as an exhibit to the Company's quarterly statement on Form 10-Q for the period ended June 30, 1997.

(12) Incorporated by reference herein to Exhibit 99.1 filed as an exhibit to the Company's Report on Form 8-K dated October 7, 1997.

(13) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report on Form 10-K for period ended December 31, 1996.

(14) Incorporated by reference to the exhibit of the same number as referenced on page 28 to the Company's Annual Report of Form 10-K for the period ended December 31, 1997.