Form 10-K405
period 1998-12-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 1999-04-15
CIK 727303

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    Form 10-K

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998       Commission File Number 0-12050

                                 ---------------

                       SAFEGUARD HEALTH ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                            52-1528581
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                                  95 Enterprise
                          Aliso Viejo, California 92656
                    (Address of principal offices) (Zip Code)

        Registrant's telephone number, including area code: 949.425.4300
             Fax telephone number, including area code: 949.425.4586

                                 ---------------

               Securities registered to Section 12(b) of the Act:
                                      None

               Securities registered to Section 12(g) of the Act:

                          Common Stock, $0.01 par value

          Listed on the NASDAQ Stock Market(R) - National Market System
                       (Name of exchange on which listed)

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 12, 1999, was $12,596,072.

The number of shares outstanding of the registrant's $0.01 par value common stock as of April 12, 1999, was 4,747,498 (not including 3,247,788 shares held in treasury).


--------------------------------------------------------------------------------

                       SAFEGUARD HEALTH ENTERPRISES, INC.

                         1998 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS


                                                                                      Page
                                                                                      ----
PART 1

    Item  1.  Business..................................................................1
    Item  2.  Properties...............................................................20
    Item  3.  Legal Proceedings........................................................20
    Item  4.  Submission of Matters to a Vote of Security Holders......................20

PART II

    Item  5.  Market for the Registrant's Common Stock and Related Stockholder
                Matters................................................................21
    Item  6.  Selected Financial Data..................................................22
    Item  7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations..............................................23
    Item  8.  Financial Statements and Supplementary Data..............................32
    Item  9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure.................................32

PART III

    Item 10.  Directors and Executive Officers of the Registrant.......................32
    Item 11.  Executive Compensation...................................................35
    Item 12.  Security Ownership of Certain Beneficial Owners and Management...........37
    Item 13.  Certain Relationships and Related Transactions...........................39

PART IV

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........40
    Signatures ........................................................................40



                      -------------------------------------



                                       (i)

                                     PART I

ITEM 1. BUSINESS

In addition to historical information, the description of business below includes certain forward-looking statements, including those related to SafeGuard Health Enterprises, Inc., a Delaware corporation's (the "Company") growth and strategies, future operating results and financial position as well as economic and market events and trends. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of various factors, including competition, changes in health care regulations, levels of utilization of dental health care services, new technologies, rising dental care costs, risks of acquisitions and sale of assets, ability to resell assets or notes of dental offices, waivers and/or extensions from lenders, and other risks and uncertainties as described below under "RISK FACTORS." The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

(a)     GENERAL DEVELOPMENT OF BUSINESS.

The Company owns and operates one of the largest publicly traded dental benefits companies in the United States. The Company was founded in California in 1974 and is licensed to operate managed care dental plans in Arizona, California, Colorado, Florida, Illinois, Kansas, Kentucky, Missouri, Nevada, Ohio, Oklahoma, Oregon, Texas, Utah and Washington D.C., with significant operations in California, Colorado, Florida, Missouri and Texas.

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

In September 1992, the Company acquired a California domiciled life insurance company and renamed it SafeHealth Life Insurance Company ("SafeHealth Life"). In August 1996, the Company acquired a Texas based managed dental care company, named First American Dental Benefits, Inc. In May 1997, the Company acquired a Florida based managed dental care company and renamed it SafeGuard Health Plans, Inc., which company also operates in Georgia, Illinois, Kansas, Missouri, Ohio, and Washington, D.C. In August 1997, the Company acquired a North Carolina domiciled life and health indemnity insurance company, redomesticated it to the State of Texas and renamed it SafeHealth Life Insurance Company, Inc. This Company is licensed to operate in the states of Alabama, Arizona, Arkansas, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia. Unless the context otherwise requires, all references to the "Company" or "SafeGuard" mean SafeGuard Health Enterprises, Inc., a Delaware corporation, its predecessor California corporation, and its subsidiaries.

In September 1996, the Company initiated a strategic plan to sell the general dental practices of the Company's dental office subsidiary, Guards Dental, Inc. ("Guards"). Guards dental offices were primarily formed for the purpose of supplementing, in geographic areas where needed, plan coverage provided by independent contracting dental offices. All of the general dental practices owned by Guards were sold during the period of September 30, 1996 through September 30, 1997. As of April 1, 1998, the Company sold the orthodontic practices operated by Guards to Pacific Coast Dental, Inc., Associated Dental Services, Inc., and their affiliated dentists.

Pursuant to the terms of the definitive Master Asset Purchase Agreement (the "Agreement") dated and effective as of April 1, 1998, by and among Guards and the Purchasers, the orthodontic practices were sold for total consideration of $15,000,000, paid by an 8 1/2% 30-year Promissory Note, secured by all current and future assets of the Purchasers, including those assets transferred under the Agreement made by the Purchasers and payable to Guards. The principal followed in determining the amount of consideration was the fair market value of the assets. Among other provisions, the Agreement details the sale of associates assets and liabilities of the practices and a long term commitment to continue to provide orthodontic services to the members of SafeGuard Health Plans, Inc.

In the fourth quarter of 1998 and as part of an ongoing review process, the Company ascertained that some of the Promissory Notes ("Notes") granted to the Company by the Purchasers of these practices were not performing at currently stated levels and therefore, unable to service such Notes pursuant to the terms and conditions thereof. As a result, the Company reduced the value of the Notes on its books so that they reflect management's current estimate of their market value. Rather than the Company exercising its right to foreclose on the Notes, Guards entered into a

Default Forbearance Agreement and an Irrevocable Power of Attorney with the Purchasers, which will enable the Company to either resell the assets or Notes relating to the practices.

The Company's executive offices are located at 95 Enterprise, Aliso Viejo, California 92656; its telephone number is 949.425.4300 and FAX number is 949.425.4586.

DENTAL CARE MARKETPLACE

According to the United States Office of National Health Statistics, the total expenditures for dental care in the United States grew from approximately $14 billion in 1980 to an estimated $48 billion in 1996. The United States Health Care Financing Administration reports that expenditures for dental services account for approximately 5% of total national health care expenditures. According to the United States Department of Labor ("DOL"), the cost of dental services has been rising at a rate higher than that for consumer goods. The DOL statistics reported that, from 1982 to 1998, the consumer price index for all urban consumers for dental services increased 136%, whereas this index for all items increased 63%. As a result, the Company believes that there has been an increased interest by employers in managing dental care costs.

Employer-sponsored dental benefits are one of the most common employee welfare benefits. The National Association of Dental Plans ("NADP") estimates that approximately 147 million persons, representing approximately 55% of the total United States population, are covered by some form of dental benefit coverage at the end of 1997. The NADP estimates that managed care enrollment has grown from 18 million covered lives in 1994, to approximately 26 million covered lives by the end of 1997. This compares to over 50 million Americans who were enrolled in medical HMOs in 1997, according to the Group Health Association of America. The Company believes that the relatively high growth rate for Dental HMO plans, is attributable to (i) the greater acceptance of managed care by employers and employees; (ii) the significant price advantage relative to traditional fully-insured open panel fee-for-service or reimbursement plans; (iii) the cost effectiveness to employers of Dental HMO plans as an employee benefit; and (iv) the growing acceptance of dental health maintenance organization ("Dental HMO") plans by dentists throughout the country, resulting in improved accessibility and convenience for members. At the end of 1997, members of Dental HMO plans represent approximately 18% of the population with dental care coverage, and approximately 10% of the total United States population. As a result of these factors, the Company believes that there will continue to be significant growth opportunity in the Dental HMO benefits industry.

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

The Dental HMO industry as a whole, is currently fragmented and characterized by participation of several large, national insurance companies and numerous independent organizations. As of December 31, 1996, the NADP estimated that there were over 150 Dental HMO companies in the United States, with no dominant market leader.

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

(c)     NARRATIVE DESCRIPTION OF BUSINESS.

GENERAL DESCRIPTION OF THE COMPANY

The Company contracts with large and medium sized governmental or private sector employers, and multiple employer trusts. In addition, over the last several years the Company has focused its marketing efforts on mid-sized and small employer groups, usually with less than 1,000 employees. At the end of 1998, dental care under the Company's Dental HMO and preferred provider plans is provided by a panel of approximately 5,600 independent dental offices consisting of approximately 6,700 dentists.

As of December 31, 1998, the Company had contracts with approximately 6,300 employer clients providing benefits to approximately 1,018,000 members, representing a 12.6% decrease in membership from 1,165,000 at December 31, 1997. This decrease in membership resulted primarily from the anticipated loss of a large private label HMO relationship in the first quarter of this year together with a decline in the Company's indemnity dental insurance membership as a result of the certain policy holders choosing not to renew their coverage when renewal rates were offered.

The Company's Dental HMO contracts with its clients generally require the client to pay a monthly per capita fee that is usually fixed for a period of one to two years. The typical fee for a Dental HMO program for an employee and his or her dependents varies depending on the level of dental benefits, dependent coverage and member co-payment requirements stipulated in the contract. Each employee or dependent member receives covered services from a dental office selected by the member or dependent which is on the Company's panel of providers, whereas the individual is ordinarily free to select any dentist under a traditional indemnity insurance program. The Company's Dental HMO plans do not require the member to pay deductibles, file claim forms, or be subject to an annual dollar limitation on the amount of dental care for which they are eligible.

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

The Company utilizes a local market strategy which establishes local offices responsible for sales, client services and provider relations, staffed by up to twelve individuals who are responsible to the local office executive director. Each local office is a separate profit center and has profitability responsibility and decision-making process. Some larger metropolitan areas may have more than one local office, depending upon the needs of the geographic territory. The Company also uses regional offices as training and support for the local office's sales, provider relations, client services and market management activities. Regional offices also provide claims and provider administration, member and provider services, underwriting, financial analysis, quality improvement and dental policy administration. The Company has established three regional offices which are responsible to provide support and training to the local offices in those regions. The Company's corporate office provides corporate governance, corporate finance, legal and regulatory services, processing policy and compliance activities, obtaining regulatory approval of new product market research, product development and management, public relations, information systems, corporate quality improvement policy and compliance activities, large case support, brokerage relationships, alternative distribution programs and business planning. The Company's stated goal is to move as much as possible of the decision-making process to the various constituencies of the Company, to better serve the member, the client and the producer by adopting the local office strategy.

It is the Company's primary goal to be the leading dental benefits company in each of the markets in which it operates. Presently, the Company is licensed to provide Dental HMO benefits in fifteen states and the District of Columbia and indemnity benefits in twenty-seven states. It is the Company's belief that by targeting a specific segment of each of the markets in which the Company operates, it can attain and maintain market leadership by offering a full gamut of Dental HMO and indemnity dental products more particularly described below.

To implement its strategy, the Company offers a comprehensive range of dental benefit plans utilizing specific standard plan designs which are available in each of the markets in which the Company operates. By standardizing the dental plans the Company offers, it can attain market share and excellence in service through the consistent application of policies and procedures, and administrative functions. Such standardizing also allows employers to offer substantially the same benefits in all states in which the Company is licensed to operate.

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

PRODUCTS

Dental HMO Plans. The Company offers a variety of Dental HMO plans under the names SafeGuard Health Plans(R), SafeGuard Dental Plans(TM) and American Dental Corporation(R). The Company's Dental HMO plans operate similarly in each state in which business is conducted. Under the Company's Dental HMO plans, a premium is paid to the Company on behalf of the subscriber by the employer from the date the subscriber enrolls in the plan. A portion of this contribution is used by the Company to "prepay" for dental care for members through regular monthly capitation payments by the Company to a specific selected primary care dentist. The capitation rate does not vary with the nature or the extent of services utilized, but is variable based on plan design. In exchange for the capitation payments, the selected provider is obligated to provide specific dental services to plan members.

Members covered under the Company's Dental HMO plans obtain certain basic dental procedures, such as examinations, x-rays, cleanings and fillings, at no additional charge, other than, in some cases, a small per office visit copayment. The plan's established copayments for more complicated procedures provided by the selected primary care dentist, such as root canals and crowns, vary in accordance with the complexity of the service and the level of benefits provided. Most of the Company's Dental HMO plans also cover services provided by specialists participating in the panel rather than the primary care dentists selected by the subscriber, including oral surgery, endodontics, periodontics, orthodontics, and pedodontics. The Company assumes responsibility under its Dental HMO plans for such specialty care arrangements and is responsible for such payments, usually at a discounted fee-for-service basis.

Dual Choice Plans. The Company's products also include dual choice dental plans which allow subscribers to choose between a Dental HMO plan and an indemnity dental insurance plan. The Company believes that its ability to offer dual choice plans is an important element of its business success because it enables the Company to offer prospective customers flexibility, particularly when there are potential subscribers outside the area served by the Company's Dental HMO panel. Certain states, such as Nevada and Oklahoma, require that Dental HMO plans be offered only as part of a dual choice plan and other states may do so in the future. Dual choice plans are particularly effective as part of the Company's growth strategy in areas in which the Company's dental panel is less well developed and members may value the ability to choose non-panel dentists. The Company also believes that securing customers through dual choice arrangements provides an opportunity to cross sell Dental HMO plans.

Preferred Provider Organizations. The Company's products also include a dental plan which provides for an increased level of benefits in the event a member utilizes a dentist participating on its Preferred Provider Organization ("PPO") panel. The level of benefits provided to members who select a PPO dentist is usually increased by at least 10% and usually provides for a waiver of annual deductibles required to be paid by plan members. In exchange, the dentist has contracted to provide dental benefits to plan members at a fee which is usually discounted by at least 30% off of the dentist's usual and customary fee or the Company's fee allowance, whichever is less. Additionally, the cost savings through reduced fees charged by PPO dentists are shared equally between the Company and the member. In the event the member utilizes a PPO dentist, the member also receives the same level of discount off of the provider's usual and customary fee, as applied to the member's coinsurance. The Company believes that its PPO is an excellent way to enter into new markets or areas that have been traditionally difficult areas to recruit dentists into a managed care plan, since the PPO acts as a traditional step for dentists between the traditional fee-for-service plans and the Dental HMO plans offered by the Company. The indemnity insurance portion of the Company's Dual Choice and PPO dental plan is underwritten by SafeHealth Life, a subsidiary of the Company. These plans subject the Company to underwriting risks associated with over utilization and pricing variances which are different from those pricing and reimbursement mechanisms utilized by the Company's Dental HMO plans.

Other Dental Products. For self-insured employers, the Company provides claims administration under an Administrative Services Organization ("ASO") arrangement whereby the Company does not assume the underwriting risk for the indemnity claims. The Company receives an administrative fee to process claims and the underwriting risk is retained by the employer sponsoring the self-insured plan. The Company also provides access to its PPO network for a fee to clients. Under this program, the PPO network providers offer a reduced fee schedule for services performed. Eligible participants pay reduced fees when they receive dental services from a PPO network provider. The Company charges its PPO network clients a monthly fee for each participant eligible to access the Company's PPO fee arrangements. The Company does not make any payment to its PPO network providers on behalf of the participant eligible to access the reduced fee arrangement.

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

The Company recorded a gain on the disposal of the discontinued orthodontic practices of $3.7 million, net of taxes of $2.3 million. The Company also recognized a loss of $620 on operations to be disposed of, net of taxes.

In the fourth quarter of 1998, and as part of an ongoing review process, the Company ascertained that some of the Promissory Notes ("Notes") granted to the Company by the Purchasers of these practices were not performing at currently stated levels and therefore, unable to service such Notes pursuant to the terms and conditions thereof. As a result, the Company reduced the value of the Notes on its books so that they reflect management's current estimate of their market value. Rather than the Company exercising its right to foreclose on the Notes, Guards entered into a Default Forbearance Agreement and an Irrevocable Power of Attorney with the Purchasers, which will enable the Company to either resell the assets or Notes relating to the practices.

PROVIDER RELATIONS

The Company believes that the most essential element in its enrollment growth is a stable panel of quality focused dentists in convenient locations. The Company also requires that all Dental HMO and PPO providers meet all Quality Assessment program standards. The program includes current professional license verification, current liability insurance, and a risk management review of the dental facility to ensure that all OSHA and regulatory requirements are met, an inspection of the office's sterilization practices, and a review of the facilities location, including parking availability and handicap access. See "QUALITY MANAGEMENT AND IMPROVEMENT."

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

The Company compensates each panel dental office on its Dental HMO plans on a monthly capitation rate for each member who selects that office, regardless of the amount or character of service provided during the month. The capitation rate does not vary with the nature or extent of services utilized, however it is variable based upon plan design. The total amount paid to each dental office is determined by the capitation rate per each client contract applicable thereto, and the number of eligible members served by the participating dental office. The Company provides additional compensation to its Dental HMO providers for specified dental procedures. The Company believes that this compensation program provides for a higher level of member and provider satisfaction through increased compensation to the provider. For dentists who provide services to the Company's insured members, compensation is based upon a percentage of the provider's usual and customary fee based upon established tables of allowances utilized by the Company in its claims paying processing systems. Benefits are provided in accordance with percentages that are established for each member's benefit program. Providers who participate in the Company's PPO program are compensated at a fee which is less than the provider's usual and customary fee, usually at a discount of up to 30 percent, or 30 percent off of the Company's usual and customary fee for the area, whichever is less.

The Company currently employs provider relations representatives in each local market. All have extensive dental office management backgrounds and act as consultants to assist our panel providers with the administration of the plan in the day-to-day operation of their offices.

Should a dental office terminate its contract with the Company, if necessary a new provider will be recruited in a timely manner to meet the needs of the members assigned to that office, and so there will be no delay in the member's care. No individual dental office provided service to more than 10 percent of the Company's members at December 31, 1998.

The Company's panel dental offices are free to contract with other dental plans and both they and the Company can terminate the contract at any time upon 60 days prior written notice. In accordance with the contract, the Company may also terminate the contract "for cause" upon 15 days prior written notice. The Company may also, at anytime, change the terms, rates, benefits and conditions of the various plans serviced by its providers with ten (10) days notice to the provider. The Company's contracts with panel dental offices require them to maintain their own professional liability insurance for a minimum of $200,000 per claim, and $600,000 per annual aggregate and to indemnify the Company for claims arising from the dentist's acts or omissions.

At December 31, 1998, approximately 5,000 primary care and specialty care dental offices, consisting of approximately 6,000 dentists were participating panel providers on the Company's Dental HMO plans. General dentists are required to render all basic dental care and refer members to specialists only as required. Under its policy, the Company offers nearly all specialty dental services, including oral surgery, endodontics, periodontics, orthodontics, and pediatric dentistry. If the specialty care falls within the Company's guidelines, all or a substantial portion of the specialists fees are paid by the Company. Such payments were 10.3 percent and 9.6 percent of the Company's dental health care services expenses in 1998 and 1997, respectively. At December 31, 1998, the Company contracted with approximately 11,790 primary care and specialty care dentists on the Company's PPO panel.

MANAGEMENT INFORMATION SYSTEMS

During 1998, the Company continued to enhance its proprietary management information system to better manage its operational resources and analysis of data. These changes focused on reporting mechanisms to track regulatory compliance and data interface with clients. The Company's goal is to continue to enhance technologies to better equip the Company to compete while ultimately reducing the Company's administrative expenses. The Company also continued its development of various operating systems based upon software source code purchased in 1996 for its business operations system, which are being adapted to the specific needs of the Company. This software allows the Company to develop, in-house, a system which is used to expand the Company's management information system to all Company regional offices. This system takes advantage of the power of personal computers in the workplace. The system provides a much easier and more efficient interface using Windows-based screens. Individual users are able to quickly customize data queries for their specific needs with results directed to the screen, printer or downloaded into a word processor and/or spreadsheet. The system also has integrated accounts receivable and accounts payable components that allow the Company to more easily track, report and perform analysis on revenue and expense.

The Company employs a personal computer network-based general ledger system providing reporting and analysis tools which allows for the extraction and download of data to word processors and spreadsheets for further analysis. The Company also expanded the use of its electronic mail system to all its regional and sales offices.

As the Company's client base continues to grow in all areas, the Company has upgraded its current network server to handle the increased activity. The Dental HMO plan, indemnity and PPO plans, and electronic mail environments are now interconnected. With the implementation of these new and upgraded systems, the entire network is tightly integrated. These systems demonstrate the Company's proactive position in automating its computer operations and allowing it to remain competitive in the marketplace.

COMPANY-OWNED DENTAL FACILITIES

In October 1996, the Company initiated a strategic plan to sell all of the general dental practices owned by the Company. The assets of the general dental practices sold pursuant to the Company's plan, consisted primarily of leasehold improvements, equipment, accounts receivable and supply inventories. Four general dental practices were sold during 1996 and the remaining twenty-seven general dental practices were sold during the nine month period ended September 30, 1997. In August 1997, the Company sold all of the tangible assets of its then remaining fifteen general dental practices to a non-affiliated entity. The aggregate purchase price of all of the assets sold relating to the general dental practices of the Company was $14.24 million in 1997 and $3.28 million in 1996. All transactions were wholly financed by the Company pursuant to various promissory notes which have an effective interest rate of 8.5 percent and 30 year term, secured by the assets sold. The Company recorded the completion of the sale of its remaining general dental practices in the third quarter of 1997. The Company also recorded a loss from the general dental practices disposed of net of income taxes in the fourth quarter, primarily relating to reserves for under performing notes and receivables, litigation expenses and other related transaction costs. On April 1, 1998, the Company sold all the orthodontic practices operated by a subsidiary of the Company to Pacific Coast Dental, Inc., Associated Dental Services, Inc., and their affiliated dentists. The Company recorded a gain on the disposal of the discounted orthodontic practices of $3.7 million, net of taxes of $2.3 million. The Company also recognized a loss of $620 on operations to be disposed of, net of taxes.

Pursuant to the terms of the definitive Master Asset Purchase Agreement (the "Agreement") dated and effective as of April 1, 1998, by and among Guards and the Purchasers, the orthodontic practices were sold for total consideration of $15,000,000, paid by an 8 1/2% 30-year Promissory Note, secured by all current and future assets of the Purchasers, including those assets transferred under the Agreement made by the Purchasers and payable to Guards. The principal followed in determining the amount of consideration was the fair market value of the assets. Among other provisions, the Agreement details the sale of associates assets and liabilities of the practices and a long term commitment to continue to provide orthodontic services to the members of SafeGuard Health Plans, Inc.

In the fourth quarter of 1998 and as part of an ongoing review process, the Company ascertained that some of the Promissory Notes ("Notes") granted to the Company by the Purchasers of these practices were not performing at currently stated levels and therefore, unable to service such Notes pursuant to the terms and conditions thereof. As a result, the Company reduced the value of the Notes on its books so that they reflect management's current estimate of their market value. Rather than the Company exercising its right to foreclose on the Notes, Guards entered into a Default Forbearance Agreement and an Irrevocable Power of Attorney with the Purchasers, which will enable the Company to either resell the assets or Notes relating to the practices.

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

Under the direction of the Company, each affiliated dentist's office undergoes regular assessments to determine appropriateness of care and treatment outcomes. The Company outsources the onsite review process to several firms dedicated to this process. This policy is similar to the concept of using independent accountants to verify financial statements. By using an outside source, the Company is able to maintain a significant level of independence not always found when using employees to conduct the on-site assessments. The Company also maintains a credentialing committee and credentialing verification process through an outside source which is utilized to verify the provider's licensing status, insurance, compliance with applicable federal and state regulations, peer review society status, and other related processes with an objective approach for consistency, effectiveness, and risk management review.

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

The Company continues to improve its review system to assure members are receiving quality care and providers are receiving training and guidance as needed. The Company employs a team concept, combining its Quality Review, Member Services and Provider Relations departments, to benefit both the member and provider.

UTILIZATION REVIEW

The Company uses computerized analysis to monitor the dental treatment provided to members. The analysis of provider utilization and cost data enable the Company and its clients to determine the type of procedures performed by plan contracted dental offices and ascertain the savings to both clients and members compared to competitive dental indemnity insurance coverage. The analyses are also used by the Company to identify unusual patterns of dental care utilization or complaints which may trigger special or comprehensive dental reviews. The computer system greatly enhances the Company's ability to monitor member utilization and appropriate dental treatment and to provide essential statistical information.

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

MEMBER SERVICES

The Company maintains a comprehensive Member Services and Grievance Resolution System designed to assist members with simple inquiries and resolution of dissatisfactions. The Company consistently monitors service statistics to ensure continued ability to exceed the members' expectations. Eighty percent of all dissatisfactions (grievances) received concerning eligibility or professional services are resolved completely within 48 hours. The Company makes every attempt to resolve more complex situations within 5 working days, but no longer than 30 days following the receipt of the grievance.

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

The Company utilizes an automated call distribution ("ACD") system for customer call management. The Company provides toll-free customer telephone service with automated 24-hours per day, 7 days per week access. Automated service features are available for simple inquires such as provider selection, identification card requests, and eligibility verification. The Company also provides customer service telephone support during regularly scheduled business hours. The Company's call volume averages 45,000 calls per month, with approximately 30 percent handled via automated selection features. The ACD system has the capability to prioritize customer calls, and provide service update standards per guidelines reports on a predetermined basis. The Company strives to maintain a service standard of answering all customer calls within an average of 40 seconds, with an abandonment rate of approximately 2 percent to 4 percent monthly.

RISK MANAGEMENT

The Company has sufficient general and professional liability insurance coverage to manage the ordinary exposure of operating its Dental HMO plan business and its indemnity dental plans. Generally, the Company is indemnified against professional liability claims by its independently contracted providers. In addition, each dentist is required to maintain professional liability insurance with specified minimums of coverage. The Company also maintains arbitration provisions in its contracts with providers.

Considering the Company's exposure to future claims for failure to provide coverage in addition to the secondary risk to professional liability claims, the Company carries its own professional liability insurance coverage in the amount of

$10,000,000, which it views as being adequate. However, no guarantee is made that sufficient general and/or professional liability insurance coverage will be available to the Company at an acceptable cost.

During 1998 as a result of its favorable claims history, the Company continued to lower its risk management costs.

CLIENTS AND CONTRACTS

Substantially all of the Company's 1,018,000 members at December 31, 1998, participate through over 6,300 group plans paid for by governmental and private sector employers, multiple-employer trusts and educational institutions or, to a minor extent, through individual plans.

The Company's 10 largest clients accounted for approximately 18 percent of the Company's health care revenues for 1998 and 19 percent in 1997. Significant clients served in 1998 by the Company include the City of Dallas, City of Los Angeles, Southern California Edison, County of Los Angeles, Dallas Independent School District, Health Net, Foundation, several contracts with McDonnell Douglas Corporation, Southern California Gas Company, and the Joint Council #42 Welfare Trust. In the opinion of management, the loss of any single client would not have a material adverse effect on the Company's financial condition or results of operations.

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

ACQUISITIONS

In 1996, the Company completed the acquisition of all of the outstanding shares of First American Dental Benefits, Inc., dba, American Dental Corporation ("First American"), a privately held Dental HMO company based in Dallas, Texas, and an affiliated marketing entity, for a total consideration of approximately $23.6 million. Of the purchase price, $20 million was paid at closing and the Company is obligated to pay an aggregate sum of $3.6 million over 3 years to satisfy certain payment obligations pursuant to non-competition agreements entered into between the Company and the former owners of First American. The Company financed the acquisition of First American through a credit agreement with a bank. First American provides managed dental care services through a network of approximately 1,100 dental care providers to approximately 175,000 members in Texas. The acquisition of First American was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition.

In May 1997, the Company completed the acquisition of all of the outstanding shares of common stock of Advantage Dental HealthPlans, Inc. ("Advantage"), a privately held Dental HMO company based in Fort Lauderdale, Florida, for a total value of approximately $10.0 million consisting of cash and debt. As of December 31, 1998, Advantage provided benefits to approximately 125,000 members through approximately 700 dental care providers in Florida. The acquisition of Advantage was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. In October 1997, the Company renamed Advantage to SafeGuard Health Plans, Inc. In January 1998, the Company merged one of the Advantage affiliates, Advantage Dental HealthPlans, Inc., a Missouri corporation, into its affiliate, SafeGuard Health Plans, Inc., a Missouri corporation.

In August 1997, the Company completed the acquisition of all of the outstanding shares of common stock of Consumers Life Insurance Company of North Carolina ("Consumers"), a privately held dental indemnity insurance company with licenses in sixteen states. The Company purchased the licenses and obtained all the statutory deposits held on behalf of Consumers for a cash payment of $3.2 million and capitalized Consumers with total capital and surplus of $4.6 million. In connection with the acquisition of Consumers, it was redomesticated from North Carolina to Texas and renamed SafeHealth Life Insurance Company, Inc.("SafeHealth, Inc.") No active business was acquired in connection with the acquisition of Consumers by the Company. In May 1998, the Company initiated the merger of SafeHealth, Inc. into its affiliate, SafeHealth Life Insurance Company, a California corporation ("SafeHealth"), as part of a strategic plan to simplify business operations from an administrative, financial and legal perspective. The merger of SafeHealth, Inc. into SafeHealth will also release surplus requirements of the no longer existing entity, SafeHealth, Inc. The Company has received regulatory approval for the merger from both the California and Texas Departments of Insurance. It is anticipated that the merger will be completed during the second quarter of 1999.

MARKETING

In the past, the Company's primary marketing strategy has been to contract with large employer groups. While this strategy has served the Company well in the past, several years ago the Company broadened its market strategy to seek out and contract with employers with between 100 and 1,000 employees. While in the past, the Company's Dental HMO plan had been offered as an alternative to the primary dental insurance included in the employer's health care benefit program, with the acquisition of the Company's indemnity insurance subsidiary, the Company is now able to contract with the employer to provide both the Dental HMO plan and the indemnity dental insurance program through one relationship. By targeting the smaller and mid-sized employer groups described above, and by offering both the Dental HMO and indemnity dental products to the employer, the Company is able to obtain a higher per member per month rate than it could previously by only offering its Dental HMO plan. Before submitting a proposal to a prospective employer-client, the Company analyzes a demographic profile of the potential new plan members, the current and desired dental benefit levels, availability of adequate provider coverage and timely access, and other factors.

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

The Company's sales force targets employers and groups, which are more likely to contribute towards the cost of dental benefits for their employees. In marketing to such groups, the Company's sales force focuses on selling both the Dental HMO plan and an indemnity/PPO product. The Company pays its sales force through a combination of salary and incentive compensation based upon the number of members enrolled for new groups. As part of its growth strategy, the Company intends to increase its sales staff during 1999.

The Company's independent insurance agent and broker network focuses on offering Dental HMO and indemnity/PPO products to medium and smaller sized employers which may or may not contribute towards or offer dental benefit plans to their employees. The Company believes that there are significant opportunities for the Company to expand Dental HMO and indemnity coverage to medium and smaller sized employers by expanding its network of independent brokers who can effectively sell dental benefit programs to the medium and smaller sized market. Brokers and agents typically do not market the Company's dental plans on an exclusive basis. Brokers and agents generally receive a flat percentage of premium collected as commission for the initial sale and for each renewal thereafter. Brokerage commissions paid by the Company were 6.3 percent and 5.7 percent of health care revenues for 1998 and 1997, respectively.

Once plan participation is to be made available to employees, the Company's marketing efforts shift to the potential plan members. During a designated annual open enrollment period, participants may elect the Company's dental plans or opt for the other form(s) of dental benefits being offered, generally dental indemnity insurance, either offered by the Company or another insurance carrier. Generally, participating employees can enroll into or drop out of the Company's plans only during this enrollment period. Management believes that with most of its group clients, an average of approximately 10 percent to 15 percent of eligible employees select the Company's Dental HMO plan during the first open enrollment period in which it is offered and that with smaller group clients, an average of approximately 20 percent with voluntary plans select the Company's Dental HMO plan, and an average of approximately 30 percent of eligible employees with employer paid plans select the Company's Dental HMO plan during the first open enrollment period in which it is offered.

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

In 1998, approximately 60 percent of the Company's enrollment originated in the State of California, while approximately 19 percent originated in the State of Texas. No other state contributed more than 10% of the Company's enrollment during 1998.

The Company provides a vision plan known as Premier Vision Care Plan (the "Premier Plan"). The Company developed the Premier Plan with the intention of enhancing the vision care component of its benefit programs. The Premier Plan also features a convenient open provider option that allows members to select any optometrist under contract with the Company at the time they seek care. This open panel option is underwritten by the Company's indemnity insurance subsidiary in California. The entire Premier Plan is underwritten by this subsidiary in all other states in which it is provided. No provider preselection is required. There are no cards to mail or forms to present before receiving care so members can enjoy immediate access. The Premier Plan also allows members to obtain services from any vision care professional and receive reimbursement from the Company according to a set schedule of benefits. While the vision plan did not generate significant revenues during 1998, it is anticipated that the vision plans will continue to contribute to net income.

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

INDEMNITY INSURANCE PLANS - INDEMNITY INSURANCE BENEFITS

As a result of its desire to respond to the changing marketplace, the Company expanded its business to include indemnity dental plans. In September 1992, the Company acquired a California domiciled life and health insurance company and renamed it SafeHealth Life Insurance Company ("SafeHealth Life"). SafeHealth Life is regulated by the California Department of Insurance and currently holds a Certificate of Authority as a life, health and disability insurer in the states of Arizona, California, Colorado, Illinois, Kansas, Maryland, Missouri, Nevada, New Mexico, Ohio, Oregon, Texas, Utah and Wisconsin. In August 1997, the Company also acquired a North Carolina domiciled life and health insurance company known as Consumers Life Insurance Company of North Carolina, redomesticated it to the State of Texas and renamed it SafeHealth Life Insurance Company, Inc. ("SafeHealth, Inc."). SafeHealth, Inc. is licensed to transact the business of a life, health and disability insurance carrier in the states of Alabama, Arizona, Arkansas, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia. No active insurance business was acquired in connection with the acquisition of SafeHealth Inc. The Company is in the process of merging SafeHealth Inc. into and with SafeHealth Life, and has received all required regulatory approvals to do so. The merger is anticipated to be completed during the second quarter of 1999.

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

SafeHealth's client base includes small employer groups as well as governmental agencies and political subdivisions. During 1998, the number of insured members covered by SafeHealth stood at 114,000. SafeHealth anticipates increasing production of its multiple choice dental programs in other states in which it is admitted to do business. SafeHealth is also offering group term life insurance as a participant in a reinsurance pool.

In late 1996, the Company purchased an indemnity dental claims processing system capable of auto-adjudicating significant number of claims filed. In 1997, the Company acquired the source code for its indemnity dental processing claim system so as to allow the Company better utilize the features of this system so as to maximize the technological advantages that are available with this system. This system and its modifications will allow the Company to expand its indemnity dental programs without necessarily incurring significant additional administrative expense. In 1998, over 65 percent of claims filed were auto adjudicated by this system.

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

PREFERRED PROVIDER ORGANIZATION

Since 1993, SafeHealth Life has developed its PPO Network program in response to the market demands to offer a more cost-effective alternative to traditional indemnity insurance, and more freedom of choice than the Dental HMO network/product alternatives. The PPO Network program was developed to complement and also be used as a cost containment mechanism for current and future indemnity dental plan clients. The negotiated fee arrangements enable the Company to offer indemnity dental and SafeHealth PPO Network Plans that reduce benefit costs for participating client groups and members. SafeHealth PPO Network Plans are designed to encourage a greater level of participation from participating network dentists due to lower levels of benefits for the out-of-network option.

The Company also offers PPO Network Lease Services which offer the network as a stand alone option for a per-member per-month fee. The Network Lease Service is intended to be an option that is marketed to Health and Welfare Trusts, Third-Party Administrators and Self-funded Employer Groups, again promoting the cost containment features of the negotiated discounts. The Company assumes no risk for clients that lease the PPO Network. At December 31, 1998, SafeHealth had contracted with approximately 11,790 participating general and specialty dentists in the markets in which it operates. The overall geographical distribution of the dental network was developed to allow members easy access to network dentists to take advantage of negotiated discounts. All participating dentists have passed a strict qualification process and undergo annual quality assessment reviews as part of ongoing compliance with network participation. The Company continues to actively recruit dentists for its PPO plan, and intends to add substantially more dentists to its PPO panel throughout 1999.

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

Since some states will only license full service health plans, the Company cannot enter those states except in conjunction with SafeHealth Life, its indemnity insurance subsidiary, or with a full service HMO. Other states permit only nonprofit corporations to become licensed as Dental HMO plans, again limiting the Company's access. The heavily regulated nature of the Company's industry imposes a variety of potential obstacles to management's plans for further geographic expansion and could limit the Company's future growth. On the other hand, this regulatory environment also governs the conduct and expansion prospects of existing and new competitors, thereby providing a niche in the marketplace for the Company.

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

TRADEMARKS, SERVICE MARKS AND TRADENAMES

The Company has filed, received approval and has obtained renewal protection from the United States Patent and Trademark office for certain trademarks and tradenames for names and products used by the Company in its ordinary course of business. The Company has received a trademark, service mark or tradename for the following words and phrases used with and without distinctive logos maintained by the Company:

o SafeGuard(R) used with a distinctive logo depicting a modified smile used in connection with its Dental HMO plans;

o SafeGuard Health Plans(R) used in descriptive material to describe the products offered by the Company;

o SafeGuard Dental Plans(TM) used to describe the various Dental HMO plans offered by the Company;

o SafeHealth Life(R) used with a descriptive logo depicting a modified smile used by the Company to describe its indemnity insurance and PPO products; and

o American Dental Corporation(R) adjacent to a flag of the State of Texas used in connection with its Dental HMO plans.

Collectively, these trademarks, service marks and tradenames were first used in commerce in 1984 and have been continuously used thereafter. In addition, the Company has nearly completed and is about to receive trademark/service mark protection from the United States Assistant Commissioner for Trademarks of its distinctive logo depicting a smile that the Company is currently utilizing in interstate commerce.

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

EMPLOYEES

At December 31, 1998, the Company had 269 employees, of whom 12 were executives and 257 were administrative and clerical personnel. Regional administrative services are provided in Aliso Viejo, California, Dallas, Texas and Fort Lauderdale, Florida. Corporate administrative services are provided at the Corporate office in Aliso Viejo, California. Approximately 45 clerical and auxiliary employees are represented by a labor union. No other employees are union members. The Company considers its relations with its employees to be good.

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

RISK FACTORS

The Company's business and competitive environment involve certain factors that expose us to risk and uncertainty. Some risks relate to the managed dental care industry in general and other risks relate to ourselves. As a result of the risks and uncertainties described below as well as other risks presented elsewhere in this report, there is no assurance that we will maintain our current market position. Some of the below-referenced risk factors have affected our operating results in the past, and all of these risk factors could affect our future operating results.

Waivers and/or Extensions from Lender. Our financial position may be negatively affected in the event we are unable to obtain waivers and/or extensions from our senior note lender and line of credit lender concerning specific covenant compliance requirements. Although there is an agreement in principal to restructure the Company's debt to our senior note holder and line of credit lender, no assurance can be given that the parties will execute definitive and binding agreements with respect to such debt restructure by the agreed upon date of April 28, 1999. See "RECENT DEVELOPMENTS" and "CREDIT FACILITIES."

Government Regulation. The health and dental care industry is subject to extensive federal, state and local laws, rules and regulations. Due to significant regulation of our business, a variety of potential obstacles to our plans for further geographic expansion could limit our future growth. Additionally, dental care practice standards and related federal and state regulations may change. We cannot predict what changes may be enacted which may affect our business and future growth.

Ability to Sell Dental Offices and/or Promissory Notes. Our financial position may be negatively affected by our inability to consummate the proposed sale of our dental practices represented by underperforming promissory notes. We received promissory notes for all of the purchase price of some of the asset sale transactions related to our discontinued operations. In the fourth quarter of fiscal 1997, we established a reserve for underperformance of some of these notes. The non-performance of such notes may have a negative effect on our financial results if any charges exceed the reserves established. The sales may also expose us to additional transition costs. The sales may expose us to the time and costs of litigation. In the fourth quarter of 1998, and as part of an ongoing review process, the Company ascertained that some of the Promissory Notes ("Notes") granted to the Company by the Purchasers of these practices were not performing at currently stated levels and therefore, unable to service such Notes pursuant to the terms and conditions thereof. As a result, the Company reduced the value of the Notes on its books so that they reflect management's current estimate of their market value. Rather than the Company exercising its right to foreclose on the Notes, Guards entered into a Default Forbearance Agreement and an Irrevocable Power of Attorney with the Purchasers, which will enable the Company to either resell the assets or Notes relating to the practices.

Risk of Acquisitions. We completed three acquisitions in the past few years. The acquisitions entail risks that we may be unable to successfully integrate the acquired businesses into our existing operations. Also, the acquisitions may fail to perform as expected. In addition, the acquisitions may require significant amounts of our time to assimilate. As a result, occurrence of any of the risks listed could have a material negative effect on our operating and financial results.

Possible Volatility of Stock Price. Our stock price is subject to fluctuations. The stock price volatility can be a response to actual or anticipated variations in operating results, announcements of our new developments or our competitors, developments in relationships with clients and other events or factors. Even our modest underperformance against the expectations of the investment community can lead to a significant decline in our stock price. Broad stock market fluctuations, which may be unrelated to our operating performance may have a negative affect on the price of our stock.

Competitive Market. We operate in a highly competitive environment. Our ability to expand is affected by existing and increasing competition and dental product choices and number of competitors in the areas that we offer products. There can be no assurance that we will be able to compete successfully with new market entrants. Any additional competition could have a negative impact on our revenues, net income and growth prospects through premium reductions, loss of providers or clients, or market share. We expect the level of competition to remain high. In addition, we recognize that competitive pricing pressures may have a negative effect on our operating margin.

Ability to Continue Company Growth. We have grown in recent years through expansion in new small and mid-size clients. We also had an increase in the number of persons covered under indemnity insurance products offered by our insurance subsidiary. Also, we experienced an increase in the number of members covered as a result of strategic relationships with other health care providers with our September 1996 acquisition of First American, the May 1997 acquisition of Advantage, and the August 1997 acquisition of SafeHealth, Inc. Although we desire and intend to continue to expand, we are not sure that we will be able to maintain or continue to expand our market presence in our current locations or successfully enter other markets. The ability to continue our growth will depend on a number of factors, including existing and emerging competition. In addition, our ability to maintain effective control over dental care costs, secure cost effective contracts with additional dentists, introduce new technologies, and availability of working capital to support our growth.

Levels of Utilization and Dental Care Services. Our dental indemnity and PPO dental plans are underwritten by one of our subsidiaries. These plans subject us to underwriting risks associated with over utilization and pricing variances in excess of premium revenues. To minimize these risks, we conduct thorough claims review and lag studies and maintain an actuary department. However, if underwriting risks are not accurately assessed, rates charged to clients may not cover costs. As a result, a material negative effect on our operating and financial results may occur.

In addition, dental care provided by specialists is made available to members under many of our Dental HMO plans. We assume responsibility under such plans for such specialty care arrangements. We are responsible for payments to specialists, usually at a discounted, fee-for-service basis and not on a capitated basis. Accordingly, we retain the risk for the payment of specialty dental care claims. If the utilization of specialty dental care increases under our outstanding Dental HMO plans, operating and financial results could be negatively impacted.

Effect of Adverse Economic Conditions. Our business may be negatively affected by periods of economic slowdown or recession which, among other things, may be accompanied by layoffs by client organizations reducing the number of members served by us, and increased pricing pressure from our clients and competitors.

Relationships with Dental Providers. Our success is dependent upon our continued maintenance of a large network of quality dentists in each of our markets. Generally, we and network dentists enter into non-exclusive contracts that may be terminated by either party with limited notice. Our operating results may be negatively affected if we are unable to establish and maintain contracts with an adequate number of quality dentists in any market in which we operate. See "BUSINESS-PROVIDER RELATIONS."

Dependence on Key Personnel. We believe that our success is largely dependent upon the abilities and experience of our senior management team. The loss of the services of one or more of these senior executives could negatively affect our operating and financial results. We have entered into employment agreements with key senior executives, including the Chief Executive Officer and the Chief Operating Officer.

RECENT DEVELOPMENTS

The Company reached an agreement in principle with its Senior Note Holder to restructure the debt owed by the Company. The senior notes due September 30, 2005 ("Note") will be modified to provide for an interest rate increase from 7.91% to 9.91% from the date that the Company and the Note holders execute definitive documents. Thereafter, the interest rate will decrease to 8.91% and then to 7.91% after the Company has satisfied certain conditions. The Company will also be responsible for all reasonable out-of-pocket attorneys' fees and costs and consultant's fee incurred by the Note holder after January 1, 1999, in connection with this debt, to be paid on the closing date. In consideration of this agreement, the Note holder has waived all existing defaults or events of defaults through April 28, 1999, or such mutually agreed to extended date thereafter and extended to April 29, 1999, the payment of interest due March 30, 1999. The sale of certain assets of the Company will also not be considered an event of default under the agreement with the Notes holder so long as the proceeds are used to repay the note holder in accordance with the amendments to the agreement.

Various technical terms, covenants and provisions of the Note holder agreement relating to consolidated net worth, interest expense coverage and limitation on consolidated total debt will be amended.

New provisions will include a requirement for the Company to provide the Note holder notice of any notice of intent to audit received by the Company from any regulatory agency, copies of correspondence from any regulatory agency and the Company's response thereto. In addition, the Company is not to declare dividends or other distributions, and not incur any liens on the Company's subsidiary's voting stock. The Company is also required to provide consolidated financial reports and cash flows at regular intervals. The Company is also required to pay from the proceeds of certain sales of assets owned by the Company specified amounts to the Note holder on a prorata basis, including the sale of the Company's former headquarters building, and certain promissory notes owned by the Company.

The agreement in principal also provides that prior to December 31, 1999, the Company may satisfy all of the financial obligations due to the Notes holder without prepayment penalty. The Company's also responsible for issuing to the Note holder non-transferable and cancelable Warrants representing the right to acquire 382,000 shares of the Company's common stock, which are exercisable at any time after January 1, 2000, and prior to December 31, 2003, at a price per share equal to $1 above the twenty day weighted average of the NASDAQ closing price for the Company's stock for such twenty days prior to and including the closing date. However, the warrants will be automatically canceled on the date the Company's debt to the senior note holders is satisfied in full by December 31, 1999. Certain "piggyback" and demand registration rights with respect to the Warrants have been granted to the Note holder.

Additional principal and collateral payments are required under the restructuring agreement including payment of a portion of the proceeds from the sale of the Company's former headquarters building in Anaheim, California, and with all appropriate regulatory approval, the payment of funds derived from the sale of certain promissory notes granted to the dental office subsidiary of the Company in connection with the sale of the general dental and orthodontic practices previously owned by the Company and a portion of the Company's 1998 federal tax refund. The Company also granted to the senior notes holder and the line of credit lender a first priority deed of trust on the Anaheim, California building, delivery of any promissory notes given to the Company in connection with the sale of the building and certain other promissory notes owned by the Company, to a collateral agent for the benefit of the senior notes holder. Additionally, the senior note holder has agreed not to exercise any and all rights or remedies under the original agreement through and including April 28, 1999, subject to certain events of default.

The Company has also reached an agreement, in principle, with its line of credit lender to extend the maturity date of the existing obligation to January 29, 2000. The interest rate which shall be paid by the Company to the Lender from and after the closing date will be equal to the prime interest rate plus 4%. Thereafter, the rate shall be prime plus 3% and then the rate shall be prime plus 1.5% thereafter until paid in full upon the Company satisfying certain conditions. The Company is also required to make certain principal payment reductions during specified periods and in specified amounts, consisting of the payment of proceeds received from the sale of certain promissory notes owned by the Company, and certain promissory notes, after appropriate regulatory approval is received, owned by a subsidiary of the Company relating to previously sold general dental and orthodontic dental practices, the payment of a portion of the 1998 federal tax refund, and a portion of the net cash proceeds of the sale of the Anaheim, California building.

The Agreement in Principal also provides that prior to the extended maturity date, the Company may repay the line of credit lender in full without penalty. Additionally, the line of credit lender has agreed not to exercise any and all rights and remedies under the original loan agreement through and including April 28, 1999, subject to certain events of default.

Additional collateral provided to both the senior note holder and line of credit lender, shall be that as previously described. The Company is also obligated to pay reasonable out-of-pocket attorneys' fees and costs by line of credit lender through the closing date, and certain consulting fees for consultants required to be hired by The Company. The Company is also obligated to comply with certain operating covenants which are the same as previously described above.

In consideration of the agreement, the line of credit lender waives all existing defaults and extends to April 29, 1999, the payment of outstanding principal and interest due to the line of credit lender while definitive documents are prepared. Additionally, the Company will provide credit lender with monthly consolidated financial statements and covenants compliance certificates, all Securities and Exchange Commissions filings, and other financial documents as they may reasonably request, and the same notice requirements as described above. Certain standard conditions are required as a condition of closing. The Company has also agreed to modify the various loan documents in accordance with Definitive Documents to be executed consistent with the Agreement in Principal.

Although there is an agreement in principal to restructure the Company's debt to the Company's senior note holder and line of credit lender, no assurance can be given that the parties will execute definitive and binding agreements with respect to such debt restructure by the agreed upon date of April 28, 1999.

ITEM 2. PROPERTIES

During 1997, the Company entered into an agreement to lease office space consisting of approximately 68,000 square feet in Aliso Viejo, California. The Company moved its corporate headquarters and executive offices from its previous location in Anaheim, California to Aliso Viejo, California during the third quarter of 1998. The Company also owns a 60,000 square foot building in Anaheim, California, which it previously utilized as its corporate headquarters and executive offices. Currently, the Company is in the process of selling such building and intends on completing that transaction during 1999. However, no assurances can be given that such building will be sold during 1999 or that a suitable buyer willing to purchase the building under terms and conditions which are satisfactory to the Company will be found during 1999. In addition, the Company leases offices in Phoenix, Arizona; Walnut Creek, California; Denver, Colorado; Fort Lauderdale, Florida; St. Louis, Missouri; Austin, Dallas, and Houston, Texas. The Company leased all of its previously owned Guards practices, which leases have been assigned to the persons and/or entities who purchased the dental practices, but for which the Company remains secondarily liable. Those leases expire on dates ranging through July 2005. In the opinion of management, the Company's facilities are adequate for its current needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

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

                                                                          High           Low
                                                                        --------      --------
Fiscal Year ended December 31, 1998
        First Quarter...................................................$13.50        $ 8.25
        Second Quarter..................................................$ 9.375       $ 6.00
        Third Quarter...................................................$ 7.1875      $ 3.6875
        Fourth Quarter..................................................$ 5.50        $ 3.3125
Fiscal Year ended December 31, 1997
        First Quarter...................................................$18.375       $11.125
        Second Quarter..................................................$12.75        $ 9.625
        Third Quarter...................................................$14.00        $10.50
        Fourth Quarter..................................................$14.875       $12.50

Approximate Number of Equity Security Holders

                                                                        Approximate Number of
                                                                            Record Holders
        Title of Class                                                (as of  December  31, 1998)
        --------------                                                ---------------------------
        Common Stock, $.01 Par Value                                             1,000

Dividends

No cash dividends have been paid on the Company's common stock. It is the policy of the Board of Directors to retain the Company's earnings for use in its operations and expansion of its business, and the Company does not anticipate paying cash dividends in the foreseeable future. The Company's credit arrangements prohibit dividends.

Stockholder Rights Plan

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

(b)     Use of Proceeds

        N/A

ITEM 6. SELECTED FINANCIAL DATA

The financial data included in the table as of December 31, 1998 and 1997 and for the three years ended December 31, 1998, have been derived from financial statements audited by the Company's independent accountants, Deloitte & Touche, LLP. This data was reclassified in prior years to reflect the discontinuation of the Company's general dental and orthodontic practices (see Note 2 of the Consolidated Financial Statements). This data should be read in conjunction with such financial statements and notes thereto, and Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS."

Selected Operating, Statistical and Balance Sheet Data

Year Ended December 31,                                   1998           1997           1996           1995          1994
-----------------------                                 ---------      ---------      ---------      ---------     ---------
Operating Data (in $000's except income per share):
Health care revenues                                    $  97,449      $  95,350      $  72,709      $  60,736     $  53,921
                                                        ---------      ---------      ---------      ---------     ---------
Expenses:
Health care services                                       66,020         65,702         54,534         45,285        39,203
Selling, general and administrative                        37,492         25,103         16,292         13,451        12,178
                                                        ---------      ---------      ---------      ---------     ---------
Total expenses                                            103,512         90,805         70,826         58,736        51,381
                                                        ---------      ---------      ---------      ---------     ---------
Operating income                                           (6,063)         4,545          1,883          2,000         2,540
Other income                                                2,341          1,632            984          1,286         1,026
Loss on impairment of assets                              (11,165)            --             --             --            --
Interest expense                                           (4,311)        (2,871)          (485)            --            (3)
                                                        ---------      ---------      ---------      ---------     ---------
Income (loss) from continuing operations before
  (benefit) provision for income taxes and
  discontinued operations                                 (19,198)         3,306          2,382          3,286         3,563
Provision for income taxes                                 (6,638)         1,495            980          1,251         1,390
                                                        ---------      ---------      ---------      ---------     ---------
Income (loss) before discontinued operations              (12,560)         1,811          1,402          2,035         2,173
Income (loss) from discontinued operations
  to be disposed of, net                                     (620)        (3,555)          (852)           353          (881)
Income (loss) on disposal of dental practices, net          2,086           (605)         1,678             --            --
Cumulative effect of change in accounting
  principle, net                                               --             --            824             --            --
                                                        ---------      ---------      ---------      ---------     ---------
Income (loss) from discontinued operations, net             1,466         (4,160)         1,650            353          (881)
                                                        ---------      ---------      ---------      ---------     ---------
Net income (loss)                                       $ (11,094)     $  (2,349)     $   3,052      $   2,388     $   1,292
                                                        =========      =========      =========      =========     =========

Basic income per share:
Net income from continuing operations                   $   (2.66)     $    0.38      $    0.30      $    0.45     $    0.47

Net income (loss) from discontinued
  operations, net                                            0.31          (0.88)          0.34           0.08         (0.19)
                                                        ---------      ---------      ---------      ---------     ---------
Net income (loss)                                       $   (2.35)     $   (0.50)     $    0.65      $    0.53     $    0.28
                                                        =========      =========      =========      =========     =========
Weighted average shares outstanding
  (000's) -- Basic                                          4,747          4,723          4,711          4,523         4,613
                                                        =========      =========      =========      =========     =========
Diluted income per share:
Net income from continuing operations                   $   (2.66)     $    0.37      $    0.28      $    0.43     $    0.45
Net income (loss) from discontinued
  operations, net                                            0.31          (0.85)          0.34           0.08         (0.18)
                                                        ---------      ---------      ---------      ---------     ---------
Net income (loss)                                       $   (2.35)     $   (0.48)     $    0.62      $    0.51     $    0.27
                                                        =========      =========      =========      =========     =========
Weighted average shares outstanding
  (000's) -- Diluted                                        4,747          4,899          4,940          4,725         4,852
                                                        =========      =========      =========      =========     =========

Membership (000's):                                         1,018          1,165            983            761           721
Clients                                                     6,306          5,550          4,922          2,661         2,086
Employees                                                     269            249            461            458           432
Contracted managed care dental offices                      5,600          5,000          4,200          3,291         2,902
PPO dental offices                                         11,800          9,100          9,600          9,706         5,765
Company owned dental offices                                   --             --             27             33            30

Balance Sheet Data (in $000's):
Cash and short-term investments                         $   6,215      $  12,906      $   9,807      $  14,746     $   8,661
Current assets                                             32,945         26,403         27,622         23,576        12,378
Current liabilities                                        25,379         20,193         11,633          5,941         3,043
Long-term debt                                             32,500         33,894         19,086             --            --
Stockholders' equity                                       21,754         32,759         35,200         31,929        27,469
Total assets                                               79,944         88,518         68,116         38,343        30,792

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides a "safe harbor" for forward-looking statements, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of these safe harbor provisions. The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations concerning growth and strategies, future operating results and financial position, as well as economic and market events and trends, any future premium pricing levels, future dental health care expense levels, the Company's ability to control health care, selling, general and administrative expenses, items discussed under heading "Year 2000" and all other statements that are not historical facts, are forward looking statements. Words such as expects, projects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Actual results may differ materially from those projected in the forward-looking statements, if any, which statements involve risks and uncertainties. The Company's ability to expand is affected by competition not only in benefit program choices, but also the number of dental plan competitors in the markets in which the Company operates. Certain large employer groups and other purchasers of commercial dental health care services continue to demand minimal premium rate increases, while limiting the number of choices offered to employees. In addition, changes in dental health care regulations, securing cost effective contracts with dentists may become more difficult in part due to the increased competition among dental plans for dentist contracts. The Company's ability to obtain waivers and/or extensions from its lenders, whether or not the Company enters into any extraordinary transaction, changes in the Company's operating or expansion strategy, or failure to consummate proposed resale of dental offices and/or promissory notes. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs, while providing members with quality dental care. Factors such as levels of utilization of dental health care services, new technologies, specialists costs, and numerous other external influences may effect the Company's operating results. Any critical unresolved Year 2000 issues at the Company or its vendors could have a material adverse effect on the Company's results of operations, liquidity or financial condition. In addition, the Company's expectations about the future costs and timely and successful completion of its Year 2000 Program are subject to uncertainties that could cause actual results to differ materially from what has been discussed under the heading "Year 2000". Factors that could influence the amount of future costs and the completion dates and effectiveness of remediation testing and certification and contingency planning efforts include the Company's success in identifying IT systems and embedded systems that contain two-digit year codes, the nature and amount of required reprogramming, testing and certification, the rate and magnitude of related labor and consulting costs, the availability of qualified personnel and the success of the Company's external relationships in addressing their own Year 2000 issues. The Company's expectations for the future are based on current information and evaluation of external influences. Changes in any one factor could materially impact the Company's expectations relating to premium rates, benefits plans offered, membership growth, the percentage of health care expenses, and as a result, profitability and therefore, effect the forward-looking statements which may be included in these reports. In addition, past financial performance is not necessarily a reliable indicator of future performance. An investor should not use historical performance alone to anticipate future results or future period trends.

The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

Results of operations
(000's omitted except percentages)      1998 Versus 1997      1997 Versus 1996      1996 Versus 1995
----------------------------------------------------------------------------------------------------
Membership enrollment                          (147)                   182                  222
Percentage change                             (12.6%)                 18.5%                29.2%
----------------------------------------------------------------------------------------------------
Health care revenues                      $   2,099              $  22,641            $  11,973
Percentage change                               2.2%                  31.1%                19.7%
----------------------------------------------------------------------------------------------------
Health care expenses                      $     318              $  11,168            $   9,249
Percentage change                               0.5%                  20.5%                20.4%
Percent of revenues                            67.7%                  68.9%                75.0%
----------------------------------------------------------------------------------------------------

Results of operations
(000's omitted except percentages)      1998 Versus 1997      1997 Versus 1996      1996 Versus 1995
----------------------------------------------------------------------------------------------------
Selling, general and administrative
 expenses                                  $  12,389             $   8,811             $   2,841
Percentage change                               49.4%                 54.1%                 21.1%
Percent of revenues                             38.5%                 26.3%                 22.4%
----------------------------------------------------------------------------------------------------
Other income, net                          $     709             $     648             $    (302)
Percentage change                               43.5%                 65.9%                (23.5)%
Percent of revenues                              2.4%                  1.7%                  1.4%
----------------------------------------------------------------------------------------------------
Interest expense                           $   1,440             $   2,386             $     485
Percentage change                               50.2%                492.0%                  N/A
Percent of revenues                              4.4%                  3.0%                  0.7%
----------------------------------------------------------------------------------------------------
Income (loss) from continuing
 operations before
Discontinued operations                    $ (14,371)            $     409             $    (633)
Percentage change                             (793.5)%                29.2%                (31.1)%
----------------------------------------------------------------------------------------------------
Income (loss) from discontinued
 operations, net                           $   5,626             $  (5,810)            $   1,297
Percentage change                              135.2%               (352.1)%               367.4%
----------------------------------------------------------------------------------------------------
Net income (loss)                          $  (8,745)            $  (5,401)            $     664
Percentage change                             (372.3)%              (177.0)%                27.8%
----------------------------------------------------------------------------------------------------

1998 Versus 1997

The Company's revenues for twelve months ended December 31, 1998 increased 2.2% from $95,350 to $97,449 on a membership decrease of 12.6%. The 1997 basis of comparison, however, includes the acquisition of Advantage in May 1997. On a pro forma basis, including the effect of the Advantage acquisition for the entire year, revenues for the same period increased $202 on a membership decrease of 12.6%. Notwithstanding the membership losses, largely in the first quarter of 1998, new business was acquired during the balance of the year that incorporated improved pricing strategies that generated a recovery of revenues that would have otherwise been lost. Additionally, cross selling of offerings to clients, moderate price increases to the existing customer base and increases in sales to small and mid-size clients contributed to the revenue stability.

Health care expenses increased 0.5% or $318 for the twelve months ended December 31, 1998. As a percent of revenues, health care expenses improved 1.2% from 68.9% of revenues for the twelve months ended December 31, 1997 to 67.7% for the same period in 1998. Including the Advantage acquisition for twelve months of 1997, health care expenses for the period would have been $66,452 or 68.2% of revenues. The comparison to 1998 then shows a decrease of $432 in health care expenses and a decrease of 0.6% of revenues. The Company continues to improve the health care cost ratios in its existing business, including the business provided by its recent acquisitions, as well as improvements to cost control measures.

Selling, general and administrative expenses increased $12,389 or 49.4%. Including the Advantage acquisition for all of 1997, such increase is $11,819 on an increase of 11.6% of revenues. The increase experienced in 1998 is attributable to certain transitional costs the Company experienced during the year, including a charge for uncollectible accounts receivable, the Company's relocation of its corporate headquarters from Anaheim, CA to Aliso Viejo, CA, and the associated operating leases, the costs associated with the elimination of various job functions at year-end, and the continuing increases in costs associated with telecommunications and computer networks.

Other income increased $709 for the twelve months ended December 31, 1998 from $1,632 in 1997 to $2,341, an increase of 43.4%. This is primarily due to the interest bearing notes receivable as a result of the sale of the discontinued general dentist and orthodontic practices.

Loss on impairment of assets in the amount of $11,165 for the twelve months ended December 31, 1998 primarily represents a pre-tax charge against under-performing notes.

Interest expense increased $1,440 for the twelve months ended December 31, 1998 from $2,871 in 1997 to $4,311 in 1998, an increase of 50.2%. Such increase is a result of the interest associated with the working capital credit facility which was entered into in 1998 and the private placement long-term debt, which was entered into during 1997.

The operating results of the discontinued orthodontic and general dental practices for the twelve months ended December 31, 1998 reflect a gain of $1,466 after a tax provision of $937 versus a loss of $4,160 for the same period in the prior year, an increase of $5,626.

Net loss of $11,094 for the twelve months ended December 31, 1998 was an increase of $8,745 over the loss of $2,349 reported for the same period a year ago. This was primarily due to the year-end discontinued and transitional charges discussed above.

1997 Versus 1996

As a result of the Company's discontinuation of its orthodontic practices in 1997, the financial statements have been reclassified for all comparative years to reflect these changes (see Note 2 of the Consolidated Financial Statements). The Company's revenues for the twelve months ended December 31, 1997, increased
31.1 percent, from $72,709 to $95,350, on a membership increase of 18.5 percent. This includes the contribution from the acquisition of First American in September 1996, as well as the acquisition of Advantage in May 1997. Excluding the impact of the two acquisitions, revenues for the same period indicated above increased 13.1 percent on a 5.9 percent increase in membership. These increases were attributable to cross selling of product offerings to existing clients, moderate price increases to renewing clients and increases in sales to small and mid-size clients.

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

Selling, general and administrative expenses increased $8,811, or 54.1 percent, for the twelve months ended December 31, 1997. This was primarily due to the acquisitions of First American and Advantage with the related selling, general and administrative costs of those businesses. Goodwill and intangible amortization expense related to the acquisitions was $1,525 for the twelve months ending December 31, 1997 compared to $312 for same period in 1996. Excluding the effect of the two acquisitions, the ratio of selling, general and administrative expenses to revenues increased to 23.0 percent from 21.3 percent for the twelve months ended December 31, 1997, compared to the same period of 1996. This was as a result of increases in telecommunications and computer network systems costs, as well as increases in management staffing levels.

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

Other income declined to $984 from $1,286 due to lower balances of cash and investments. The Company entered into a credit agreement during 1996 to facilitate the acquisition of First American, resulting in interest expense of $485.

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

General

The Company's California dental plan contributes substantially to the Company's operating revenues. Additionally, in 1998, the dental plans in each state all contributed positively towards operating revenues. Management believes that each state plan is capable of being profitable once targeted enrollment levels are attained and stable provider panels are in place. The Company's indemnity insurance subsidiary also contributed positively towards operating earnings.

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

At December 31, 1998 and December 31, 1997, the current ratio was 1.3 to 1.0 and
1.3 to 1.0, respectively. The Company's net worth was $21.8 million at December 31, 1998, compared to $32.8 million the previous year. The Company had $6.2 million and $12.9 million of cash and short-term investments as of December 31, 1998 and December 31, 1997, respectively. As a result of its regulated nature, the Company is required to maintain various regulatory bank accounts in an aggregate amount of approximately $9.0 million to satisfy depository requirements imposed by state regulatory agencies. The Company believes that cash flow from continuing operations, together with the existing cash and short-term investments on hand and other available sources of financing, should be adequate to meet operating capital and regulatory needs for the foreseeable future. See discussion of credit facilities below.

Credit Facilities

In September 1996, the Company established a $30 million bank loan which provided for a $22 million reducing revolving acquisition sub-facility and an $8 million revolving working capital sub-facility. This agreement was terminated in September 1997.

On September 30, 1997, the Company completed a private placement of $32.5 million in long-term debt consisting of eight-year notes through John Hancock Mutual Life Insurance Company ("Hancock"). The Company used the proceeds to repay all of its long-term indebtedness and for general corporate purposes. The senior notes have a principal payment of $6.5 million due on September 30, of each year starting in 2001. The interest rate for the loan is fixed at 7.91 percent. The notes are unsecured senior notes. In connection with the senior notes, the Company is subject to certain financial and operational debt covenants. As of December 31, 1998, the Company was in compliance, or has obtained a waiver, with respect to these covenants.

On May 9, 1997, the Company completed the acquisition of Advantage Dental HealthPlans, Inc. The Company financed part of the acquisition through an unsecured $8.5 million promissory note with the seller, with an interest rate which averaged 8.5 percent during 1998. The promissory note was paid in full in April 1998.

On January 29, 1998, the Company entered into a $8,000,000 revolving working capital credit facility with Silicon Valley Bank (the "Bank"), all of which is currently being utilized by the Company. The loan had a maturity date of January 28, 1999, and is currently due and payable. The interest rate for the facility, as amended, was established at the Bank's Prime rate, plus 1.5 percent or at the Company's option, LIBOR plus 2.25 percent. The loan is secured by a first priority security interest in all the personal property of the Company, including accounts receivable, fixed assets and intangibles and a negative pledge on the stock of the Company's subsidiaries and on the real property owned by the Company. In connection with the Bank and Hancock loan, the Company is subject to certain financial and operational debt covenants. As a result of underperforming notes related to the sale of the dental offices that were previously sold and discontinued, reduction in the value of the Company's former headquarters building in Anaheim, California, which the Company is in the process of selling, severance payments to a number of former employees who left the Company in the fourth quarter as a result of the Company's continuing efforts to streamline its operations, and expenses for a reduction in its account receivable balances which may be uncollectable, as ascertained after the Company completed its systems conversion in October 1998, as of the end of the fourth quarter of 1998 the Company was not within compliance with such covenant requirements.

See also the section entitled Recent Developments for a description of restructuring of credit facilities in April 1999.

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

----------------------------------------------------------------------------------------------
                                                                                 ANTICIPATED
PROGRAM GOALS                           START DATE         DATE COMPLETED      COMPLETION DATE
----------------------------------------------------------------------------------------------
Planning and Awareness                  1 Jan 1996           1 Jun 1997              N/A
----------------------------------------------------------------------------------------------
Assessment                              1 Jun 1996           1 Jan 1998              N/A
----------------------------------------------------------------------------------------------
Renovation                              1 Dec 1996           1 Jan 1999              N/A
----------------------------------------------------------------------------------------------
Validation                              1 Jan 1997           In Process          1 Jun 1999
----------------------------------------------------------------------------------------------
Implementation                          1 Jun 1996           In Process          1 Jun 1999
----------------------------------------------------------------------------------------------

The Company's five-phase comprehensive approach is as follows:

(1) Phase 1: Planning and Awareness - identify all IT and other systems and facilities and risk rate each according to its potential business impact;

(2) Phase 2: Assessment - identify IT and other systems and facilities that utilize date functions and assessing them for Year 2000 functionality;

(3) Phase 3: Renovation - reprogram or replace when necessary, inventoried items to ensure that they are Year 2000 compliant;

(4) Phase 4: Validation - test the code modifications and new inventory of other associated systems, including extensive date testing and performing quality assurance testing to ensure successful operation in a post-1999 environment; and

(5)     Phase 5: Implementation of Year 2000 Compliant IT and other systems.

As indicated in the above-referenced chart, the Company completed Phase 1 Planning and Awareness on or about June 1, 1997, Phase 2 Assessment on or about January 1, 1998 and Phase 3 Renovation of all of its IT and other systems and related facilities on or about January 1, 1999. The Company anticipates completing Phase 4 Validation and beginning Phase 5 Implementation of such Year 2000 Compliant IT and other systems and facilities by June 1999.

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

The Company has also inventoried and risk rated its systems. Substantially all of the tested systems have been found to be compliant.

As part of the Company's Year 2000 Compliance Program Planning/Awareness and Assessment phases, the Company documented the state and condition of existing systems and processes and conducted a thorough analysis of inventory and vendor supplied systems and subsystems. The Company included information technology systems and non-information technology systems.

The Company also faces the risk that one or more of its Vendors will not be able to interact with the Company due to the Vendor's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. The Company has completed its inventory of Vendors and risk rated each external relationship based upon the potential business impact, available alternatives and cost of substitution. Although the Company is diligently working with its vendors regarding Year 2000 compliance, there can be no guarantee that all of the Company's vendors will be Year 2000 compliant.

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

Cost to Address Company's Year 2000 Issues

The cost the Company incurred to address Year 2000 Compliance issues from a historical perspective is approximately $2.5 million. Whereas, the estimated cost of the Company's completion of the final phases of renovation, validation and implementation is estimated to be approximately $0.5 million. A large majority of these costs are expected to be incremental expenses that will not recur in Year 2000 or thereafter. The Company's current estimates primarily reflect increased remediation and testing efforts. The source of funds for the Year 2000 Compliance Program costs, including the percentage of the information technology budget utilized for the program was $3.0 million. Year 2000 Compliance is critical to the Company. Therefore, the Company has redeployed some resources from non-critical system enhancements to address Year 2000 issues. Due to the importance of IT systems to the Company's business, management has not deferred the decision to make non-critical systems enhancements Year 2000 ready. The Company does not expect these redeployments to have a material impact on the Company's financial condition or result of operations.

Risk and Contingency/Recovery Planning

The Company reasonably believes that its Year 2000 Compliance Program, which involves the phases of planning and awareness, assessment, renovation, validation and implementation should prevent the Year 2000 from having a material effect on the Company's business or financial condition. However, if the Company's Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely process benefits claims, update client groups' accounts, process financial transactions, bill client groups, report accurate data to management, shareholders, customers, regulators and others as well as business interruptions or shutdowns, financial losses, reputational harm, increased scrutiny by regulators and litigation related to Year 2000 issues. The Company is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical Vendors by developing contingency/recovery plans.

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

To reduce the risk of the Company presented by the Year 2000, the Company has also increased its on-hand supplies of inventory for printed documents and materials that are provided to client groups, and has identified alternative Vendors, whether such Vendors have previously provided assurances that they are fully Year 2000 Compliant or are in the process of becoming Year 2000 Compliant. Therefore, based upon the Company's proactive Year 2000 Compliance Program, the Company anticipates that the Year 2000 issue will not have a material impact on the Company's results or operations.

Impact of Inflation

Management believes that the Company's operations are not materially affected by inflation. The Company believes that a majority of its costs are capitated or fixed in nature and are directly related to membership levels, and therefore related to premium levels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and the related Notes and Schedules thereto filed as part of this 1998 Annual Report on Form 10-K are listed on the accompanying Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two (2) most recent fiscal years, there have been no changes in the Company's independent auditors or disagreements with such auditors on accounting principles or practices or financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND/OR EXECUTIVE OFFICERS OF THE COMPANY

The current directors and/or executive officers of the Company are as follows:

Name                               Age     Position
----                               ---     --------
Steven J. Baileys, D.D.S.           45     Chairman of the Board of Directors and Chief Executive  Officer(2)
John E. Cox                         47     President, Chief Operating Officer and Director(2)
Ronald I. Brendzel, J.D.            49     Senior Vice President,  General Counsel, Secretary and Director(2)
Herb J. Kaufman, D.D.S.             47     Senior Vice President and Chief Dental Officer
Kenneth E. Keating                  35     Western Regional Vice President

Name                               Age     Position
----                               ---     --------
Ronald B. Bolden                    33     Central Regional Vice President
Gordon W. Spiering                  42     Eastern Regional Vice President
Judy M. Deal                        47     Vice President-Provider Relations
Thomas J. Fluegel                   32     Vice President-Regional Support
Carlos Ferrera                      35     Vice President-Information Technologies
Robert J. Pommersheim               50     Interim Chief Financial Officer
Nancy Stokes                        61     Vice President-Quality Improvement Programs
Michael M. Mann, Ph.D.              59     Director(1)(2)
William E. McKenna                  79     Director(1)(2)
George H. Stevens                   45     Director(1)(2)
Bradford M. Boyd, D.D.S.            47     Director(1)(2)

----------

(1) Member, Compensation and Stock Option Committee, Audit Committee, and Nominating Committee.

(2) Directors hold office from the Annual Meeting of Stockholders for staggered terms of three years (until re-elected or until successors are elected and qualified), as follows:

Dr. Baileys and Mr. Stevens            Class III      May, 1999
Mr. McKenna and Mr. Cox                Class I        May, 2000
Mr. Brendzel, Dr. Mann and Dr. Boyd    Class II       May, 2001

Officers are elected annually and serve at the pleasure of the Board of Directors, subject to all rights, if any, under certain contracts of employment.

Dr. Baileys is Chairman of the Board of Directors and Chief Executive Officer. He was President from 1981 until March 1997, Chief Executive Officer since May 1995, and Chairman of the Board of Directors since September 1995. He was Chief Operating Officer from 1981 until May 1995. From 1975 until 1981, Dr. Baileys served in a variety of executive and administrative capacities with the Company. From September 30, 1996 through March 31, 1998, Dr. Baileys was an officer, director and 50% shareholder in the Islas Professional Dental Corporation, which operated a dental practice under contract to a subsidiary of the Company. Dr. Baileys is also licensed to practice dentistry in the State of California. He is also a member of the Southern California chapter of the Young Presidents' Organization. Dr. Baileys is the brother-in-law of Mr. Brendzel.

Mr. Cox was appointed President and Chief Operating Officer, and was named as a Director of the Company in March 1997. He was Executive Vice President and Chief Operating Officer from May 1995 to March 1997. From 1985 to 1995, he served in various executive capacities for CIGNA Dental Health, including Vice President, National Sales and Account Services, Western Regional President, Chief Financial Officer, and Controller. From 1981 to 1985, Mr. Cox served in various financial capacities for Southeastern Health Services/Prucare-Prudential Insurance Company's group model HMO in Atlanta, Georgia. He is the Company's representative to the National Association of Dental Plans, and served on the Board of Directors the California Association of Dental Plans.

Mr. Brendzel is Senior Vice President, General Counsel, Secretary and a Director of the Company. He was Chief Financial Officer from April 1988 to May 1996, Vice President-Corporate Development from August 1980 until April 1986, and held various executive and administrative positions from 1978 until 1980. Mr. Brendzel is a member of the California State Bar and is licensed to practice law in the state of California. He is also a member of the Knox-Keene Health Care Service Plan Advisory Committee, which assists the California Department of Corporations in regulating managed care health plans. Mr. Brendzel is also a former member of the Texas Health Maintenance Organization Solvency Surveillance Committee which assists the Texas Department of Insurance in regulating health maintenance organizations.

Dr. Kaufman was appointed Senior Vice President and Chief Dental Officer for the Company in January 1997. From January 1995 to January 1997, he was National Dental Director for CIGNA. From January 1996 to January 1997, Dr. Kaufman was Chief Executive Officer of CIGNA Dental Health of Arizona, Inc. Preceding that, he was Regional Dental Director for the western region for CIGNA from February 1990 to January 1995. Prior thereto, Dr. Kaufman was CIGNA's Dental Director for the State of Arizona from April 1989 to February 1990. From September 1984 to April 1989, he was Dental Director and Dental Department Chair for CIGNA Healthcare of Arizona, Inc. Dr. Kaufman was in private dental practice from August 1979 to August 1984. Prior thereto, Dr. Kaufman was a general dentist in the United States Air Force from July 1976 to June 1979. Dr. Kaufman is licensed to practice dentistry in the States of Arizona, California and Colorado. He is a member of the American Dental Association, Arizona Dental Association, National Association of Dental Professionals, and California Association of Dental Plans. He serves on the advisory board for Procter and Gamble, Health Services Advisory Group, the Academy for Managed Care Dentistry Counsel, and on the faculty at Northern Arizona University.

Mr. Keating is the Western Regional Vice President responsible for all administrative activities of the Company for its Western region. He was Vice President-Imprimis and Guards Office Operations for the Company from October 1995 until October 1997. He was Vice President-SafeHealth Life Operations from August 1995 until October 1995 when he was appointed to his present position. From March 1987 to July 1995, Mr. Keating served in various executive capacities for CIGNA Dental Health, including Director of Sales and Account Services, Director of Network Development and Director of Staff Model Operations.

Mr. Bolden has been the Central Regional Vice President for the Company's Central region operations since April 1996. Prior to that, he served as New Business Manager for CIGNA Healthcare of California. From 1990 to 1994, Mr. Bolden served in various operational capacities for CIGNA Dental Health-Western Region, including Director, Provider Relations, Regional Sales Support Director and Provider Relations Manager. He obtained a Bachelor of Science degree in Biology from Morehouse College in 1987.

Mr. Spiering has been the Eastern Regional Vice President for the Company since February 1998. Prior thereto, he was a Vice President for Lee Hecht Harrison from 1994 until 1998. From 1993 to 1994, he was President of Gordon Spiering & Associates. Preceding that, he was the Marketing/Contracting Manager for National Consulting Group from 1990 until 1993. He served as a Case Manager for Anon Anew of Boca Raton, Inc. from 1986 to 1989. From 1985 to 1986, he was Vice President for Trial Consultant, Inc.

Ms. Deal was appointed Vice President-Provider Relations in October 1997. Prior thereto, she was Vice President-Member and Provider Services for the Company from January 1996 until October 1997. From January 1995 until January 1996, she was Vice President-Provider Relations. Prior to joining the Company, Ms. Deal was the Director of Provider Relations for CIGNA Dental Health from November 1988 to January 1995. Preceding that, Ms. Deal was the Dental Office Manager of a large group dental practice from November 1974 to November 1988.

Mr. Fluegel was appointed Vice President-Regional Support in April 1998. He was Director, Acquisition & Business Integration from September 1996 to April 1998. From 1988 to 1996, he served in various managerial capacities for CIGNA Dental Health, including Director- Sales and Account Services, Director- Group Administration, Assistant Director-Administrative Development and
Manager-Quality Control.

Mr. Pommersheim was appointed Interim Chief Financial Officer in December 1998. He joined the Company in February 1997 as Controller Eastern Region and also served as Director Eastern Regional Operations until December 1998. From March 1995 until February 1997, he was the Controller for General Rental, Inc. Prior thereto, he was self-employed from September 1989 to March 1995. From February 1980 until September 1989, he served as Regional Vice President and Vice President, Finance for CIGNA Dental Health. Preceding that, he was the Operations Manager for John Wanamaker Company from November 1974 to February 1980.

Mr. Ferrera was appointed Vice President-Information Technologies for the Company in October 1997. Prior thereto, he was Vice President-SafeHealth Life Operations for the Company. He joined the Company in October 1995. From March 1988 to October 1995, Mr. Ferrera served as Director of Provider Relations and Product Consultant for CIGNA Dental Health. Preceding that, he was a Staff Sergeant in the United States Air Force.

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

Dr. Mann has been a Director of the Company since May 1987. He is also Chairman of Blue Marble Partners, and Chairman, President and Chief Executive Officer of Blue Marble Development Group, Inc. international corporate development and consulting firms, and an Adjunct Professor of Industrial and Systems Engineering at the University of Southern California. He also serves as a member of the Board of Examiners for the Malcolm Baldrige National Quality Award. During the period from September 1987 to July 1988, Dr. Mann was a Senior Consultant of Arthur D. Little, Inc. From August 1986 until September 1987, Dr. Mann was a Partner of Mann, Kavanaugh, Chernove & Associates, a business development firm. He was President, Chief Executive Officer and a Director of Helionetics, Inc., a defense, energy and signal information processing company, from December 1984 to July 1986, and Executive Vice President from April to December 1984. Dr. Mann is a Director of Datum, Inc. and Management Technology, Inc.

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

Dr. Boyd has been a Director of the Company since May 1995. He has been licensed to practice dentistry in the State of California since 1983, and has been the sole proprietor of Bradford M. Boyd, D.D.S., located in Lancaster, California. Dr. Boyd also is a private investor. He is a member of the American Dental Association, California Dental Association, and San Fernando Valley Dental Society. Dr. Boyd is also an officer of the Dental Foundation of California and is also a member of the Board of Directors of High Desert Children's Dental, a charity organization providing free dental services to underprivileged children

ITEM 11. EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

The following table discloses compensation received by the Company's Chief Executive Officer and the four (4) remaining most highly paid executive officers who received total compensation in excess of $100,000 for the previous years ended December 31, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                   Long Term
                                            Annual                               Compensation
                                         Compensation                               Awards
                                        -----------------------------------------------------
                                                                    Other            Stock
Name and Principal Position       Year     Salary($)     Bonus($)   ($)(2)          Options
---------------------------------------------------------------------------------------------
Steven J. Baileys, D.D.S.,        1998      400,000           *      1,260           70,000
  Chairman of the Board of        1997      400,000           *      1,260           50,000
  Directors and                   1996      400,000           *      1,260           25,000
  Chief Executive Officer

John E. Cox, President and Chief  1998      275,000           *          *           25,000
 Operating Officer                1997      258,221           *          *           25,000
                                  1996      200,000           *          *           25,000

Ronald I. Brendzel, J.D., Senior  1998      185,000           *        900            5,000
 Vice President, General Counsel  1997      185,000           *        900            5,000
 and Secretary                    1996      185,000           *        900           10,000

Herb J. Kaufman, D.D.S., Senior   1998      165,530           *        249            7,500
Vice President and Chief Dental   1997      153,907           *        249           25,000
Officer(1)

Kenneth E. Keating, Western       1998      150,000           *          *            5,000
 Regional Vice President          1997      150,000           *          *            2,500
                                  1996      170,823           *          *            7,500

----------

*       None.

(1)     Joined the Company on January 5, 1997.

(2) Represents premiums paid for life insurance policies for the named individuals.

----------


        EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

The Company has written employment agreements with Steven J. Baileys, D.D.S., John E. Cox, Ronald I. Brendzel, J.D., and Herb J. Kaufman, D.D.S. The employment agreements for Dr. Baileys, Mr. Cox and Mr. Brendzel are for a term through May 31, 2000, and provide for an annual salary of $400,000, $275,000, and $185,000, respectively. The employment agreement for Dr. Kaufman is for a term through January 5, 2002, and provides for an annual salary of $170,000. The Company may terminate the agreements for cause. The employee may terminate his agreement for any reason. Should there be a change in control of the Company in that more than fifty percent (50%) of the Company's then outstanding common stock is purchased by a then non-existing stockholder, and newly elected Directors constitute a majority of the Company's Board of Directors, the employee, at his option, may terminate his employment. In such event, the Company would be obligated to pay Dr. Baileys, Mr. Cox and Mr. Brendzel an amount equal to three (3) times, and in the case of Dr. Kaufman, one (1) times the employee's then current salary and bonus, paid on or before the fifth (5th) day following such change in control, along with the continuance of all employee benefits for the length of the employment agreement.

                                  STOCK OPTIONS

The following table contains information concerning the grant of stock options pursuant to the Stock Option Plan (the "Plan") during the fiscal year ended December 31, 1998, to the named executives:

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            Potential Realizable
                                                                                                  Value at
                                                                                               Assumed Annual
                                                                                               Rates of Stock
                                                                                             Price Appreciation
                                  Individual Grants                                           for Option Term(2)
----------------------------------------------------------------------------------------------------------------
                                             Percent of
                                Number of      Total
                               Securities   Options/SARs    Exercise or
                               Underlying    Granted to         Base
                              Options/SARs    Employees         Price  Expiration
          Name                Granted(#)(1) In Fiscal Year    ($/Share)    Date           5%($)         10%($)
----------------------------------------------------------------------------------------------------------------
Steven J. Baileys, D.D.S          70,000          39.2          10.038    3/27/03        194,132        428,981

John E. Cox                       25,000          13.1           9.125    3/27/08        143,467        363,572

Herb J. Kaufman, D.D.S             7,500           3.9           9.125    3/27/08         43,040        109,072

Ronald I. Brendzel, J.D            5,000           2.6           9.125    3/27/08         28,693         72,714
Kenneth E. Keating                 5,000           2.6           9.125    3/27/08         28,693         72,714

----------

(1) All options were granted under the Plan. The options described in this column vest in equal one-third (1/3) amounts over a three (3) year period following the date of grant. Unvested options terminate upon the employee's termination from the Company, for any reason.

(2) Potential realizable value is based on an assumption that the market price of the common stock of $3.3125 as of December 31, 1998, appreciates at the stated rate, compounded annually, from the date of grant to the expiration date. These values are calculated based on requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation. Actual gains, if any, are dependent on the future market price of the Company's common stock.

                       STOCK OPTION EXERCISES AND HOLDINGS

The following information is with respect to the named executive officers and indicated groups concerning the exercise of options during fiscal year December 31, 1998, and unexercised options held as of December 31, 1998.

                    AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR
                              AND FISCAL YEAR END OPTION VALUES


                                          Shares                    Number of Securities          Value of Unexercised
                                         Acquired       Value      Underlying Unexercised             In-the-Money
               Name                    on Exercise(#) Realized($)   Options at FY-End(#)       Options at FY-End($)(1)(2)
-------------------------------------------------------------------------------------------------------------------------
                                                                   Exercisable  Unexercisable  Exercisable  Unexercisable
Steven J. Baileys, D.D.S                      *            *         183,333       111,667           0            0
John E. Cox                                   *            *          75,000        50,000           0            0
Ronald I. Brendzel, J.D                       *            *          33,333        11,667           0            0
Herb J. Kaufman, D.D.S                        *            *           8,333        24,167           0            0
Kenneth E. Keating                            *            *           5,833         9,167           0            0
All executive officers as a group
  (10) persons)                               *            *         339,833       242,667           0            0
All directors who are not executive           *            *          81,333        26,667           0            0
  Officers as a group (4 persons)
All employees who are not executive           *            *          15,067        35,733           0            0
  Officers as a group (29 persons)

----------

*       None.

(1) Assumes a price per share of common stock of $3.3125 as of December 31, 1998. Gains are reported net of the option exercise price, but before any taxes associated with exercise. Actual gains, if any, on stock option exercises are dependent on future performance of the common stock, as well as the optionee's continued employment throughout the vesting period.

(2) No stock appreciation rights were outstanding at the end of the 1998 fiscal year or exercised during that year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the beneficial ownership of the common stock of as of April 1, 1999, by each director, each executive officer named in the Summary Compensation Table below and all current directors and officers as a group. All shares of common stock are subject to the named person's sole voting and investment power, except where otherwise indicated.

                                                    SHARES BENEFICIALLY     APPROXIMATE PERCENT
NAME                                                     OWNED(1)                OF CLASS
----                                                -------------------     -------------------
Steven J. Baileys, D.D.S.(2)                             1,982,099            41.8
Ronald I. Brendzel, J.D.(3)                                136,573             2.9
John E. Cox(4)                                              85,000             1.8
William E. McKenna(5)                                       36,500               *
Michael M. Mann, Ph.D.(6)                                   29,000               *
George H. Stevens(7)                                        24,350               *
Herb J. Kaufman, D.D.S.(8)                                  16,768               *
Bradford M. Boyd, D.D.S.(9)                                 11,080               *
Kenneth E. Keating(10)                                       5,833               *
All current directors and officers as a group
 (12 persons)                                            2,346,202            49.4

----------

  *     Less than one percent (1%).

 (1) Some of the stockholders included in this table reside in states having community property laws under which the spouse of a stockholder in whose name securities are registered may be entitled to share in the management of their community property which may include the right to vote or dispose of such shares, and includes options to purchase 334,834 shares of common stock exercisable as of April 1, 1999, or within sixty
        (60) days thereafter.

 (2) The shares indicated include options to purchase 183,333 shares of common stock, 700,767 shares of common stock representing 14.8% owned by the Baileys Family Trust, 303,000 shares of common stock representing 6.4% held in various trusts for relatives of Dr. Baileys, for both of which Dr. Baileys is Trustee and for which Dr. Baileys has sole power to vote the securities, but for both of which Dr. Baileys disclaims beneficial ownership, and 150,000 shares of common stock representing 3.2% held by the Alvin and Geraldine Baileys

        Foundation, for which Dr. Baileys is an officer and director and for which Dr. Baileys has shared power to vote the securities, but for which Dr. Baileys disclaims beneficial ownership.

 (3)    Includes options to purchase 25,000 shares of common stock.

 (4)    Includes options to purchase 75,000 shares of common stock.

 (5)    Includes options to purchase 29,000 shares of common stock.

 (6)    Represents options to purchase 29,000 shares of common stock.

 (7)    Includes options to purchase 24,000 shares of common stock.

 (8)    Includes options to purchase 16,666 shares of common stock

 (9)    Includes options to purchase 10,000 shares of common stock.

(10)    Represents options to purchase 5,833 shares of common stock.

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to those persons who, to the Company's knowledge, beneficially owned five percent (5%) or more of common stock as of April 1, 1999, except with respect to the Baileys Family Trust, FMR Corp., Brinson Partners, Inc., Dimensional Fund Advisors, Inc., and T. Rowe Price Associates, Inc., which are stated as of December 31, 1998, based on filings made with the Securities and Exchange Commission. For purposes of this Annual Report on Form 10-K, beneficial ownership of securities is defined in accordance with the rules and regulations of the Securities and Exchange Commission and generally means the power to vote or dispose of securities regardless of any economic interest therein.

                                            APPROXIMATE AMOUNT AND NATURE
NAME OF BENEFICIAL OWNER                      OF BENEFICIAL OWNERSHIP(1)      PERCENT OF CLASS
------------------------                     --------------------------       ----------------
Steven J. Baileys, D.D.S.(2)                         1,982,099                     41.8
Baileys Family Trust(3)                                700,767                     14.8
FMR Corp.(4)                                           462,700                      9.8
Brinson Partners, Inc.(5)                              403,755                      8.5
Dimensional Fund Advisors, Inc.(6)                     288,100                      6.1
T. Rowe Price Associates, Inc.(7)                      264,100                      5.6
All Principal Stockholders                           4,101,521                     86.4

----------

(1) Except as otherwise stated herein, the persons and entities named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable, and include all shares held of record on April 1, 1999, and shares subject to options outstanding and exercisable within sixty (60) days thereafter.

(2) Steven J. Baileys, D.D.S., an officer and director of the Company, located at 95 Enterprise, Aliso Viejo, California 92656, has sole voting and investment power with respect to the shares indicated. The shares indicated include options to purchase 183,332 shares of common stock, 700,767 shares of common stock representing 14.8% owned by the Baileys Family Trust, 303,000 shares of common stock representing 6.4% held in various trusts for relatives of Dr. Baileys, for both of which Dr. Baileys is Trustee and for which Dr. Baileys has sole power to vote the securities, but for both of which Dr. Baileys disclaims beneficial ownership, and 150,000 shares of common stock representing 3.2% held by the Alvin and Geraldine Baileys Foundation, for which Dr. Baileys is an officer and director, and for which Dr. Baileys has shared power to vote the securities, but for which Dr. Baileys disclaims beneficial ownership.

(3) The Baileys Family Trust of which Steven J. Baileys, D.D.S., is Trustee, owns 700,767 shares of the Company's common stock and has sole voting and investment power with respect to the shares indicated. The shares indicated do not include 303,000 shares of common stock representing 6.4% held in various trusts for relatives of Dr. Baileys, for which Dr. Baileys is Trustee and for which Dr. Baileys has sole power to vote the securities, but for which Dr. Baileys disclaims beneficial ownership, and 150,000 shares of common stock representing 3.2%, held by the Alvin and Geraldine Baileys Foundation, for which Dr. Baileys is an officer and director, and for which Dr. Baileys has shared power to vote the securities, but which Dr. Baileys disclaims beneficial ownership. The address of the Baileys Family Trust is P.O. Box 9109, Newport Beach, California 92658. A
        Schedule 13G dated February 10, 1999, was filed with the Securities and Exchange Commission with respect to such shares.

(4) These securities are owned by various individual and institutional investors including Fidelity Low-Priced Stock Fund, which owns the shares indicated, for which Fidelity Management and Research Company ("Fidelity") serves as investment advisor with power to direct investments and/or sole has the power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Fidelity is deemed to be a beneficial owner of such securities; however, Fidelity expressly disclaims that it is, in fact, the beneficial owner of such securities. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. A Schedule 13G dated February 12, 1999, was filed with the Securities and Exchange Commission with respect to such shares.

(5) Brinson Partners, Inc. ("BPI"), a wholly owned subsidiary of Brinson Holdings, Inc. ("BHI") and Brinson Trust Company ("BTC"), a wholly owned subsidiary of BPI, 209 South La Salle, Chicago, Illinois 60604-1295 have the sole voting and dispositive power of the shares indicated. A
        Schedule 13G dated February 3, 1999, was filed with the Securities and Exchange Commission with respect to such shares.

(6) These securities are owned by four institutional investment companies for which Dimensional Fund Advisors, Inc. ("Dimensional") serves as investment advisor with power to direct investments and/or has the sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Dimensional is deemed to be a beneficial owner of such securities; however Dimensional expressly disclaims that it is, in fact, the beneficial owner of such securities. The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. A Schedule 13G dated February 11, 1999, was filed with the Securities and Exchange Commission with respect to such shares.

(7) These securities are owned by various individual and institutional investors including T. Rowe Price Small Cap Value Fund, Inc., and T. Rowe Price Associates, Inc. which collectively own the shares indicated for which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment advisor with power to direct investments and/or has the sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202. A Schedule 13G dated February 11, 1999, was filed with the Securities and Exchange Commission with respect to such shares.

------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 30, 1996, the Company sold to Islas Professional Dental Corporation ("Islas"), a dental practice (the "Practice") owned by a subsidiary of the Company in the aggregate amount of $1,131,000. Steven J. Baileys, D.D.S., the Company's Chairman of the Board of Directors and Chief Executive Officer, owned a fifty percent (50%) interest in Islas, which secured two (2) promissory notes from a subsidiary of the Company in the amount of the purchase price. Said notes are payable in equal monthly installments over a thirty (30) year period and a five (5) year period, respectively, and bear interest at eight and one half percent (8.5%). The Practice is also under contract to provide services to a subsidiary of the Company. During fiscal year 1998, the Company paid Islas $205,262.57 under said contract. The sale of the Practice was reviewed and approved by the independent members of the Board of Directors on September 27, 1996, which took into consideration information provided to it by the Company's independent accountants and outside counsel concerning the value of the Practice as an ongoing business owned by the Company contrasted to being owned by an independent dentist, the sale price of dental practices of similar size and scope, and the sale of other dental practices owned by the Company to unrelated parties. The action of the independent members of the Board of Directors in approving the sale of the Practice was ratified by the full Board of Directors of the Company on September 27, 1996. The Practice was sold to an unrelated third party effective on March 31, 1998, for the assumption of the obligation referred to above.

                                     PART IV

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


ITEM 14(A) (1) - (2)
       AND (D).         FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The consolidated financial statements and financial statement schedule of SafeGuard Health Enterprises, Inc. filed as part of this 1998 Annual Report on Form 10-K are listed in the accompanying Index to Financial Statements on Page F-1.

ITEM 14(A) (3) AND (C). EXHIBITS

An "Exhibit Index" has been filed as part of this 1998 Annual Report on Form 10-K beginning on Page E-1. All Exhibits are either attached hereto or are on file with the Securities and Exchange Commission.

ITEM 14(B).             REPORTS ON FORM 8-K

Reports on Form 8-K concerning the Company's wholly-owned subsidiary completed the sale of all of its thirty-four (34) orthodontic practices and related assets and liabilities and the appointment of Robert J. Pommersheim as Interim Chief Financial Officer, replacing Thomas C. Tekulve, C.P.A., who resigned to pursue other interests, were filed with the Securities and Exchange Commission on or about April 1, 1998 and December 14, 1998, respectively. The Reports on Form 8-K mentioned in this Item 14(b), are hereby incorporated herein to this 1998 Annual Report on Form 10-K for the period ended December 31, 1998, as is set forth in full herein.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on the 15th day of April, 1999.

                                        SAFEGUARD HEALTH ENTERPRISES, INC.


                                        /s/ STEVEN J. BAILEYS, D.D.S.
                                        ----------------------------------------
                                        STEVEN J. BAILEYS, D.D.S.,
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                        /s/ ROBERT J. POMMERSHEIM
                                        ----------------------------------------
                                        ROBERT J. POMMERSHEIM
                                        Interim Chief Financial Officer
                                        (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                POWER OF ATTORNEY

We, the undersigned directors and officers of SafeGuard Health Enterprises, Inc., and each of us, do hereby constitute and appoint Steven J. Baileys, D.D.S. and/or Ronald I. Brendzel, as our true and lawful attorneys and/or agents, each with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated above, which said attorneys and/or agents, or any one of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection with this 1998 Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that the said attorneys and/or agents, or their substitute or substitutes, or any one of them, shall do or cause to be done by virtue hereof.

              Signature                   Title                   Date
              ---------                   -----                   ----

STEVEN J. BAILEYS, D.D.S.       Chairman of the Board and     April 15, 1999
-------------------------       Chief Executive Officer
STEVEN J. BAILEYS, D.D.S.


JOHN E. COX                     President, Chief Operating    April 15, 1999
-------------------------       Officer And Director
JOHN E. COX


RONALD I. BRENDZEL              Senior Vice President,        April 15, 1999
------------------              General Counsel,
RONALD I. BRENDZEL              Secretary and Director


MICHAEL M. MANN                 Director                      April 15, 1999
---------------
MICHAEL M. MANN


WILLIAM E. MCKENNA              Director                      April 15, 1999
------------------
WILLIAM E. MCKENNA


GEORGE H. STEVENS               Director                      April 15, 1999
-----------------
GEORGE H. STEVENS


BRADFORD M. BOYD, D.D.S.        Director                      April 15, 1999
------------------------
BRADFORD M. BOYD, D.D.S.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS




                                                                              Page
                                                                           ----------
Independent Auditors' Report...................................................F-2

Financial Statements

        Consolidated Statements of Financial Position..........................F-3

        Consolidated Statements of Operations..................................F-4

        Consolidated Statements of Stockholders' Equity........................F-5

        Consolidated Statements of Cash Flows..................................F-6

        Notes to Consolidated Financial Statements.........................F-7 to F-22

Financial Statement Schedule

        Schedule II - Valuation and Qualifying Accounts........................F-23


All other schedules are omitted where they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of SafeGuard Health Enterprises, Inc.:

We have audited the accompanying consolidated statements of financial position of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SafeGuard Health Enterprises, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for recognizing revenue relating to providing orthodontic health care services in 1996.


DELOITTE & TOUCHE LLP


Costa Mesa, California
April 15, 1999

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                     ($000'S OMITTED, EXCEPT FOR SHARE DATA)

December 31,                                                                        1998           1997
---------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash                                                                           $  3,256       $  3,652
   Investments available for sale, at estimated fair value                           2,959          5,557
   Investments held to maturity, at amortized cost                                      --          3,697
   Accounts receivable, net of allowances of $2,954 in 1998 and
       $1,061 in 1997                                                                4,641          5,349
   Notes receivable, net of allowances of $17,305 in 1998 and $0 in 1997            10,892          1,878
   Income taxes receivable                                                             485            132
   Prepaid expenses and other current assets                                           478          1,029
   Deferred income taxes                                                             6,672          1,047
   Assets held for sale                                                              3,562             --
   Net assets of discontinued operations                                                --          4,062
                                                                                  --------       --------
              Total current assets                                                  32,945         26,403

   Property and equipment, net                                                       6,105          9,351
   Investments available for sale, at estimated fair value                           4,225             --
   Investments held to maturity, at amortized cost                                      --          5,656
   Notes receivable - long-term, net of allowances of $2,601 in
       1998 and $3,595 in 1997                                                       4,083         12,327
   Goodwill, net of accumulated amortization of $1,563 in 1998 and
       $815 in 1997                                                                 27,914         29,556
   Intangibles and covenant not to compete, net of accumulated
       amortization of $2,059 in 1998 and $2,297 in 1997                             3,893          4,978
   Deferred income taxes - long-term                                                   539             --
   Other assets                                                                        240            247
                                                                                  --------       --------
                                                                                  $ 79,944       $ 88,518
                                                                                  ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                                $  8,000       $  8,500
   Current portion of note payable                                                   1,894          1,692
   Accounts payable and accrued expenses                                            10,905          5,193
   Reserves for dental claims                                                        3,558          3,631
   Deferred revenue                                                                  1,022          1,177
                                                                                  --------       --------
              Total current liabilities                                             25,379         20,193

   Long-term debt                                                                   32,500         32,500
   Note payable                                                                         --          1,394
   Deferred income taxes                                                                --          1,289
   Accrued compensation agreement                                                      311            383
   Commitments and contingencies (Notes 6 and 11)
   Stockholders' equity:
   Preferred stock - $.01 par value; 1,000,000 shares authorized,
       no shares issued or outstanding                                                  --             --
   Common stock - $.01 par value; 30,000,000 shares authorized; 4,747,000 in
       1998 and in 1997 shares issued and outstanding,
       Stated at                                                                    21,509         21,509
   Retained earnings                                                                18,722         29,816
   Accumulated other comprehensive income                                             (354)          (443)
   Treasury stock, at cost                                                         (18,123)       (18,123)
                                                                                  --------       --------
              Total stockholders' equity                                            21,754         32,759
                                                                                  --------       --------
                                                                                  $ 79,944       $ 88,518
                                                                                  ========       ========



          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($000'S OMITTED, EXCEPT PER SHARE DATA)


Year ended December 31,                                      1998            1997            1996
----------------------------------------------------------------------------------------------------
Health care revenues                                       $  97,449       $  95,350       $  72,709

Expenses:
   Health care services                                       66,020          65,702          54,534
   Selling, general and administrative                        37,492          25,103          16,292
                                                           ---------       ---------       ---------
              Total expenses                                 103,512          90,805          70,826
                                                           ---------       ---------       ---------

(Loss) income from operations                                 (6,063)          4,545           1,883
Other income                                                   2,341           1,632             984
Loss on impairment of assets                                 (11,165)             --              --
Interest expense                                              (4,311)         (2,871)           (485)
                                                           ---------       ---------       ---------
(Loss) income from continuing operations before
   (benefit) provision for income taxes, discontinued
   operations and cumulative effect                          (19,198)          3,306           2,382
(Benefit) provision for income taxes                          (6,638)          1,495             980
                                                           ---------       ---------       ---------

(Loss) income from continuing operations before
   discontinued operations and cumulative effect             (12,560)          1,811           1,402
                                                           ---------       ---------       ---------
Discontinued operations and cumulative effect:
Loss from operations to be disposed of (net of income
   tax benefit of $396 in 1998, $2,267 in 1997 and
   $616 in 1996 and net of after tax deferred loss
   of $621 in 1996)                                             (620)         (3,555)           (852)
Income (loss) on disposal of dental practices
   (net of income tax expense of $1,333 in 1998,
   income tax benefit of $367 in 1997 and income
   tax expense of $1,088 in 1996)                              2,086            (605)          1,678
Cumulative effect of change in accounting principle-
   orthodontic operations, net of tax of $536 in 1996             --              --             824
                                                           ---------       ---------       ---------
  Gain (loss) from discontinued operations and
    cumulative effect                                          1,466          (4,160)          1,650
                                                           ---------       ---------       ---------
              Net (loss) income                            $ (11,094)      $  (2,349)      $   3,052
                                                           =========       =========       =========

Basic (loss) earnings per share:
(Loss) income from continuing operations before
   discontinued operations                                 $   (2.66)      $    0.38       $    0.30
Income (loss) from discontinued operations                      0.31           (0.88)           0.17
Cumulative effect of change in accounting principle               --              --            0.17
                                                           ---------       ---------       ---------
              Net (loss) income                            $   (2.35)      $   (0.50)      $    0.64
                                                           =========       =========       =========

Diluted earnings per share:
Income from continuing operations before
   discontinued operations                                 $   (2.66)      $    0.37       $    0.28
Income (loss) from discontinued operations                      0.31           (0.85)           0.17
Cumulative effect of change in accounting principle               --              --            0.17
                                                           ---------       ---------       ---------
              Net (loss) income                            $   (2.35)      $   (0.48)      $    0.62
                                                           =========       =========       =========


          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ($000'S OMITTED)

                                                                               Accumulated
                                   Number of Shares                               Other
                                   -----------------    Common     Retained    Comprehensive   Treasury
                                   Common   Treasury     Stock     Earnings       Income        Stock      Total
-----------------------------------------------------------------------------------------------------------------
January 1, 1996                     7,979    (3,275)    $21,092     $29,113     $  (153)      $(18,123)  $ 31,929
Comprehensive income:
  Net income                                                          3,052
  Net unrealized gain on
     investment securities
     available for sale, net
     of tax of $36                                                                   56                        56
                                                                                                         --------
  Total comprehensive income                                                                               (3,108)
  Exercise of stock options
    (includes $33 tax benefits)        12                   163                                             3,052
                                    -----    ------     -------    --------     -------       --------   --------

December 31, 1996                   7,991    (3,275)     21,255      32,165         (97)       (18,123)    35,200
Comprehensive income:
  Net loss                                                           (2,349)                               (2,349)
  Net unrealized loss on
    investment securities
    available for sale, net
    of tax benefit of $221                                                         (346)                     (346)
                                                                                                         --------
  Total comprehensive loss                                                                                  2,695
  Exercise of stock options
    (includes $121 tax benefits)       31                   254                                               254
                                    -----    ------     -------    --------     -------       --------   --------

December 31, 1997                   8,022    (3,275)     21,509      29,816        (443)       (18,123)    32,759
Comprehensive income:
Net loss                                                            (11,094)                              (11,094)
Net unrealized gain on
    investment securities
    available for sale, net
    of tax of $57                                                                    89                        89
                                                                                                         --------
Total comprehensive loss                                                                                  (11,005)
                                    -----    ------     -------    --------     -------       --------   --------
December 31, 1998                   8,022    (3,275)    $21,509    $ 18,722     $  (354)      $(18,123)  $ 21,754
                                    =====    ======     =======    ========     =======       ========   ========




          See accompanying Notes to Consolidated Financial Statements.

                              SAFEGUARD HEALTH ENTERPRISES, INC.
                                       AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      ($000'S OMITTED)

Year ended December 31,                                                   1998          1997          1996
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income                                                   $ (11,094)      $ (2,349)      $  3,052
  Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
     (Gain) Loss from discontinued operations                            (2,043)         6,794          4,719
     Gain on disposal of discontinued dental practices                   (8,092)        (2,577)        (2,766)
     Gain on sale of property and equipment                                  --             --             (7)
     Loss on valuation of assets                                         12,269             --             --
     Depreciation and amortization                                        2,839          2,284          2,350
     Deferred income taxes                                               (7,453)        (1,256)         1,408
     Changes in operating assets and liabilities, net
         of effects of acquisitions:
         Accounts and current notes receivable, net                       8,306           (351)        (1,478)
         Income taxes receivable                                           (353)           (88)            34
         Prepaid expenses and other current assets                          558           (299)          (419)
         Accounts payable and accrued expenses                            5,676            234           (111)
         Deferred revenue                                                  (155)           625            357
         Reserves for incurred but not reported claims                      (73)           801          1,067
                                                                      ---------       --------       --------
             Net cash provided by continuing operations                     385          3,818          8,206
             Net cash used in discontinued operations                    (2,778)        (5,183)        (7,336)
                                                                      ---------       --------       --------
             Net cash (used in) provided by operating activities         (2,393)        (1,365)           870
                                                                      ---------       --------       --------
Cash flows from investing activities:
  Purchase of investments available for sale                            (10,169)        (9,386)       (14,218)
  Proceeds from sales/maturity of investments available
     for sale                                                            11,319          9,903         21,892
  Purchase of investments held to maturity                                   --         (8,104)        (5,977)
  Proceeds from maturity of investments held to maturity                  4,906          5,063          3,940
  Purchases of property and equipment                                    (2,449)        (2,118)        (3,029)
  Proceeds from sale of property and equipment                               --             --              7
  Payments received on notes receivable                                      54             38             --
  Cash paid for business acquired, net of cash acquired                      --         (1,203)       (20,320)
  Additions to intangibles and other assets                                  64         (2,109)          (127)
                                                                      ---------       --------       --------
              Net cash used in investing activities -
                  continuing operations                                   3,725         (7,916)       (17,832)
              Net cash used in discontinued operations                       --           (684)        (1,670)
                                                                      ---------       --------       --------
              Net cash used in investing activities                       3,725         (8,600)       (19,502)
                                                                      ---------       --------       --------
Cash flows from financing activities:
  Proceeds from long-term debt                                            8,000         40,500         19,000
  Proceeds from exercise of stock options                                    --            133            130
  Payments on accrued compensation agreement                                (36)           (30)
  Payments on bank debt                                                      --        (27,000)
  Payments on notes payable                                              (9,692)          (692)          (298)
                                                                      ---------       --------       --------
              Net cash provided by financing activities                  (1,728)        12,911         18,832
                                                                      ---------       --------       --------
Net increase in cash                                                       (396)         2,946            200
Cash at beginning of year                                                 3,652            706            506
                                                                      ---------       --------       --------
Cash at end of year                                                   $   3,256       $  3,652       $    706
                                                                      =========       ========       ========
Supplemental disclosure of non-cash activities:
  Tax benefit from exercise of stock options                          $      --       $    121       $     33
Supplementary information:
  Cash paid during the year for:
             Interest                                                 $   4,008       $  2,872       $    485
             Income taxes                                             $      --       $     --       $    619
Purchase of businesses acquired (Notes 1 and 3):
  Fair value of assets acquired                                       $      --       $ 17,342       $ 25,697
  Less: cash acquired                                                        --         (5,455)          (201)
  Less: note payable issued                                                  --         (9,500)        (3,576)
  Less: liabilities assumed                                                  --         (1,184)        (1,600)
                                                                      ---------       --------       --------
  Cash paid for business acquired                                     $      --       $  1,203       $ 20,320
                                                                      =========       ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

SafeGuard Health Enterprises, Inc., a Delaware corporation (the "Company"), is a holding company that manages what is, collectively, one of the largest publicly-traded Dental HMO plans in the United States. The Company provides managed care and indemnity dental benefits for approximately 1,018,000 members, through a panel of independent primary care dental offices and specialists, and a preferred provider organization panel. Operations are conducted through wholly-owned subsidiaries in twenty-seven states and the District of Columbia. The Company was founded as a non-profit entity in California in 1974, and converted to a for-profit entity at the end of 1982. In 1992, the Company acquired a California-based indemnity insurance company licensed to transact insurance business and currently holds a certificate of authority in 14 states. In 1996, the Company acquired a Texas-based managed dental care company and in 1997 the company acquired a Florida based managed dental care company. In 1997, the Company acquired Consumers Life Insurance Company of North Carolina, renamed it SafeHealth Life Insurance Company, Inc., and redomesticated it to Texas. That company is licensed in 16 states.

In January 1998, the Company merged one of the Advantage affiliates, Advantage Dental HealthPlans, Inc., a Missouri corporation into SafeGuard Health Plans, Inc. a Missouri corporation. In May 1998, the Company initiated the merger of SafeHealth, Inc., into its affiliate, SafeHealth Life Insurance Company, a California corporation ("SafeHealth"), as part of a strategic plan to simplify business operations from an administrative, financial and legal perspective. The merger of SafeHealth, Inc. into SafeHealth will also release surplus requirements of the no longer existing entity, SafeHealth, Inc. The merger is subject to regulatory approval from both the California and Texas Departments of Insurance. In December 1998, the Company received approval from the California Department of Insurance and in March 1999, regulatory approval from the Texas Department of Insurance.

As indicated in the accompanying consolidated statements of operations, the Company incurred a net loss of approximately $11 million during 1998. A significant component of this loss was the loss on impairment of assets of approximately $11.1 million, comprised primarily of reduction in value of notes received upon the sale of various discontinued operations, and the reduction in value of land and building held for sale to its estimated net realized value. Management's plans to return to profitability and positive cash flow from operations include restructuring of the Company's debt (see Note 14), disposition of non-core assets, reduction of selected costs, and the consideration of various strategic alternatives.

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

On January 1, 1996, the Company changed its method of recognizing revenues relating to providing orthodontic health care services to the proportional performance method. This change in method of revenue recognition resulted in orthodontic practice revenues being recognized based on the ratio of costs incurred to total estimated costs, which better matches revenues and expenses over the life of an orthodontic contract. Previously, the Company recognized revenue ratably over the life of the contract on a straight-line basis. The Company believes the proportional performance method provides for a better matching of expenses to revenues over the life of each individual orthodontic contract. As a result, the Company recorded a total earned but unbilled receivable of approximately $1.9 million in 1997 and $2.6 million in 1996. Of the $2.6 million in 1996, $1.35 million represented cumulative effect, ($824,000 net of taxes, or $.17 per share) as of January 1, 1996. The orthodontic practices were disposed of on April 1, 1998. (See Note 2).

Investments

In accordance with Statement of Financial Accounting Standards No. 115 ("FAS 115"), Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its investment portfolio into "available for sale" and "held to maturity" categories. Investments classified as available-for-sale are carried at fair value and unrealized gains or losses, net of applicable income taxes, are reported in a separate caption of stockholders' equity. Investments classified as held to maturity are carried at amortized cost. At December 31, 1998, the Company recorded net unrealized losses of $567,000 and decreased stockholders' equity by $354,000 (net unrealized losses, less deferred income taxes of $213,000).

Investments consist principally of variable rate interest-bearing tax-exempt investments, taxable bonds, equity securities, treasury bills and notes, and certificates of deposit with original maturities greater than three months. The adjusted cost of specific securities sold is used to compute the gain or loss on sale of investments.

During 1998, the Company transferred approximately $4.2 million of securities from the held to maturity category to the available for sale category. This amount represented the amortized cost of the securities at the date of transfer. The estimated fair value of those securities was approximately $4.4 million resulting in a net after tax unrealized gain of $0.1 million, which was reflected as a direct increase to equity. The change in classification was a result of a change in management's intent with respect to these securities related to a change in the Company's liquidity as discussed above, which could not have been predicted when the held to maturity investments were purchased. In order to have the flexibility to respond to changes in interest rates and to take advantage of changes in the availability of and the yield on alternative investments, management determined that the reclassification of these securities as available for sale was appropriate.

Fair Value of Financial Instruments

The Company's balance sheet includes the following financial instruments: cash, investments, accounts and notes receivable, accounts payable, short and long-term debt. The Company considers the carrying amounts in the financial statements to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization for current items. Due to current payment trends, notes receivable have been written down to management's estimate of net realizable value which approximates fair value (see Note 10). The fair value of the Company's long-term debt approximated its carrying value.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective property and equipment as follows: leasehold and building improvements - 5 to 25 years; furniture, fixtures and other equipment - 3 to 10 years. Expenditures for maintenance and repairs are expensed as incurred, while major improvements which extend the estimated useful life of an asset are capitalized. Upon the sale or other retirement of assets, the accounts are relieved of the cost and related accumulated depreciation and amortization, and any resultant gain or loss is recognized.

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which became effective for fiscal years beginning after December 15, 1995. FAS 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the assets to their carrying amount. The statement also requires that assets to be disposed of be written down to fair value, less selling costs. The Company adopted this statement in fiscal year 1996 as required, and its adoption did not have a significant effect on the Company's financial position or results of operations.

Intangibles

License acquisition costs associated with the purchase of an indemnity insurance company in October 1992 and another in August 1997 are amortized over a 20 year period. Goodwill related to the acquisition of First American Dental Benefits, Inc. ("First American") in September 1996 and Advantage Dental HealthPlans ("Advantage") in May 1997 is being amortized over a period of 40 years. The covenants not to compete related to the acquisition of First American and Advantage are being amortized over a 5 year period. The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful lives or the recoverability of the remaining balance of its intangibles. At December 31, 1998, the Company's management believed that no material impairment of goodwill or other intangible assets existed.

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

401(k) Plan

The Company maintains a 401(k) plan which allows for a pre-tax contribution from an employee's earnings. Employees are eligible to participate in the 401(k) plan upon completion of six months of service with the Company. Under the 401(k) plan, an employee may defer up to 15 percent of his or her gross compensation each pay period and the Company may, at its option, make an additional discretionary contribution to be allocated among employees in the plan in proportion to the compensation deferred. Employees are 100 percent vested in their interest in the 401(k) plan at all times. The Company did not make contributions in 1998 or 1997. The Company also maintains a pre-tax medical insurance option within the meaning of Section 125 of the Internal Revenue Code for its employees insuring dependents.

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

Net (Loss) Income Per Share

(Loss) earnings per share have been restated to conform with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share excludes the effect of all potentially dilutive securities. Diluted earnings per share includes the effect of all potentially dilutive common securities (see Note 9). The potentially dilutive securities were excluded from the calculation of diluted loss per share for 1998 because they were anti-dilutive.

The weighted average number of basic and dilutive shares outstanding and the related earnings per share for the years ended December 31, were as follows:

For the year ended December 31,                1998                           1997                           1996
-------------------------------    ------------------------------  -----------------------------  -----------------------------
                                              Number    Per-share            Number    Per-share            Number    Per-share
                                    Amount   of shares   amount     Amount  of shares   amount     Amount  of shares   amount
                                   --------  ---------  ---------  -------  ---------  ---------  -------  ---------  ---------
Basic earnings per share
  Net (loss) income available
   to common stockholders          $(11,094)   4,747     $(2.35)   $(2,349)   4,723     $(0.50)   $(3,052)   4,711     $(0.65)

Effect of Dilutive Securities
  Options                                --       --                    --      176                    --      229

Diluted earnings per share
  Income available to
   common stockholders and
   assumed conversions             $(11,094)   4,747     $(2.35)   $(2,349)   4,899     $(0.48)   $(3,052)   4,940     $(0.62)

Regulatory Requirements and Restricted Deposits

Pursuant to various state regulations, certain of the Company's subsidiaries are required to hold restricted deposits. As of December 31, 1998 and December 31, 1997, the Company held restricted deposits of $6.0 million and $9.0 million, respectively. Additionally, the Company is required to maintain minimum capital and surplus balances. As of December 31, 1998 and December 31, 1997, these subsidiaries were in compliance with all regulatory requirements.

Reclassifications

Certain amounts have been reclassified in prior years to conform with the financial statement presentation for the year ended December 31, 1998.

Stock Options

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

Pursuant to the new accounting standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transaction. (See Note 9).

Recent Accounting Pronouncements

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

The adoption of FAS 130 and 131 did not have a significant effect on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standard No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, which becomes effective for fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect the adoption of FAS 133 to have a significant impact on the Company's financial position or results of operations.

NOTE 2: DISCONTINUED OPERATIONS

General Dental Practices

On October 21, 1996, the Company implemented a strategic plan to sell all of the general dental practices owned by the Company. Four of the general dental practices were sold during 1996, the remaining were sold during 1997.

The assets of the general dental practices sold pursuant to the Company's plan, consisted primarily of accounts receivable, supply inventories, equipment and leasehold improvements. Each general dental practice sold could enter into a contract with the Company's practice management subsidiary, at the time of sale, whereby the Company would provide certain services to support the dentists in the operation of their practices, including administrative support. The Company discontinued operating its practice management subsidiary and terminated these agreements in 1998.

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

In 1996, year to date operating losses for discontinued dental operations prior to the measurement date of October 21, 1996, were $2.3 million net of a tax benefit of $1.5 million. The operating losses subsequent to the measurement date in 1996 were recognized in the consolidated statements of income up to the amount of the net gain on disposal of the discontinued dental practices which was $550 net of taxes as of December 31, 1996. The remaining losses of $621 net of taxes for December 31, 1996, were deferred as an asset until the completion of the sale of all the dental practices as of September 30, 1997. The income statement for prior years has been restated and operating results of the dental and orthodontic practices are also shown as discontinued operations.

Net revenue generated by the discontinued dental practices for the twelve months ended December 31, 1997 and 1996, were $4.6 million and $18.6 million, respectively. These amounts are not included in revenue in the accompanying statements of operations.

Orthodontic Practices

On February 26, 1998, the Company announced the discontinuance of its orthodontic practices. The assets of the orthodontic practices which were sold on April 1, 1998, pursuant to the Company's plan, consisted primarily of accounts receivable, supply inventory and dental equipment.

Pursuant to the terms of the definitive Master Asset Purchase Agreement (the "Agreement") dated and effective as of April 1, 1998, by and among Guards and the Purchasers, the orthodontic practices were sold for total gross consideration of $15 million, paid by an 8 1/2% 30-year promissory note, secured by all current and future assets of the Purchasers, including those assets transferred under the Agreement made by the Purchasers and payable to Guards. Among other provisions, the Agreement details the sale of associated assets and liabilities of the practices and a long term commitment to continue to provide orthodontic services to the members of SafeGuard Health Plans, Inc. The Company recorded a gain on disposal of the orthodontic practices of $3.7 million, net of taxes of $2.3 million.

The operating results of the orthodontic practices for the three months ended March 31, 1998, and twelve months ended December 31, 1997 and 1996, are included in the accompanying consolidated statement of operations under the term "Discontinued Operations".

Net revenue generated by the discontinued orthodontic practices for the three months ended March 31, 1998, and the years ended December 31, 1997 and 1996, were $1.9 million, $8.16 million and $8.28 million, respectively. These amounts are not included in revenue in the accompanying statements of operations.

Assets of the discontinued general dental and orthodontic practices to be disposed of, shown at their net book value (in $000's), consisted of the following:

                                                          April 1, 1998     December 31, 1997    December 31, 1996
                                                          -------------     -----------------    -----------------
Accounts receivable, net                                     $ 1,896             $  1,896             $ 3,462
Supplies inventory                                               265                  270                 639
Leasehold improvements and equipment, net                      2,413                2,478               7,571
Intangible assets                                              1,000                   --                  --
Deferred operating loss of discontinued operations, net        1,246                   --               1,036
Other                                                            171                  168                 439
Legal reserves                                                    --                 (750)                 --
                                                             -------             --------             -------
                                                             $ 6,991             $  4,062             $13,147
                                                             =======             ========             =======

Net assets to be disposed of, at their book values, have been separately classified in the accompanying consolidated balance sheet at December 31, 1997 and 1996.

NOTE 3: BUSINESS ACQUISITIONS

Effective September 27, 1996, the Company completed the acquisition of all of the outstanding shares of First American, a privately-held managed dental care company based in Dallas, Texas, and a related marketing entity, for a total consideration of $23.6 million, plus assumed liabilities of $1.6 million, acquisition costs of $0.3 million and acquired cash of $0.2 million. Of the purchase price, $20 million was paid at closing (which included a $1 million holdback account) and an aggregate sum of $3.6 million over three years pursuant to non-competition agreements entered into between the Company and the former owners of First American. The Company financed the acquisition of First American through a credit agreement with Bank of America. First American provides managed dental care services through a network of approximately 1,100 dental care providers to approximately 175,000 members in Texas. The acquisition of First American was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess cost over fair market value of net assets acquired of $21.5 million. The acquisition is included as part of the Company's consolidated financial statements, subsequent to September 27, 1996.

Effective May 9, 1997 the Company completed the acquisition of all of the outstanding shares of Advantage, a privately held managed dental care company based in Fort Lauderdale, Florida for a total consideration of $10 million plus assumed liabilities of $2.3 million, and acquired cash of $0.8 million. Of the purchase price, cash was paid at closing consisting of a $0.5 million holdback account and the Company is obligated to pay an aggregate sum of $1 million over two years pursuant to a non-competition agreement entered into between the Company and the former owner of Advantage. The Company financed the acquisition of Advantage through a note from the seller for $8.5 million which had a due date, with extensions, of April 2, 1998. Advantage provides managed dental care services through a network of approximately 800 dental care providers to approximately 125,000 members in Florida, Missouri and several other southeastern states. The acquisition of Advantage was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess cost over fair market value of net assets acquired of $9.2 million. The acquisition is included as part of the Company's consolidated financial statements, subsequent to May 9, 1997.

Effective August 1997, the Company completed the acquisition of all of the outstanding shares of Consumers Life Insurance Company of North Carolina ("Consumers"), a privately held dental indemnity insurance company with licenses in sixteen states. The Company purchased the licenses and obtained all the statutory deposits held on behalf of Consumers for a cash payment of $3.2 million and capitalized Consumers with total capital and surplus of $5 million. The acquisition of Consumers was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition.

Unaudited pro forma results (in $000's) of operations of the Company for the twelve months ended December 31, 1997 and December 31, 1996, are included below. Such pro forma presentation has been prepared assuming that the acquisitions had occurred as of January 1, of each period.

                                                       1997               1996
                                                   ----------         ----------
Revenues                                           $   97,808         $   77,990
Net income (loss)                                      (1,879)             1,705
Net (loss) income diluted common share             $    (0.38)        $     0.35
Net (loss) income per diluted common share         $    (0.47)        $     0.68

The pro forma results include, (1) the historical accounts of the Company and of the acquired businesses; (2) and pro forma adjustments, including the amortization of the excess purchase price over the fair value of the net assets acquired, the amortization for the non-compete agreements entered into between the Company and the former owners of First American and Advantage, interest on related debt, and the applicable income tax effects of these adjustments. The pro forma results for the year ended December 31, 1997, include the effect of adjustments recorded subsequent to the purchase of First American by the Company. Substantially all of the adjustments were one-time in nature. Such adjustments will be applied to the applicable holdback funds maintained by the Company in connection with this acquisition. The pro forma results of operations are not necessarily indicative of actual results which may have occurred had the operations of the acquired companies been combined in prior years.

NOTE 4: COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Investments

The following table summarizes the Company's investments as of December 31, 1998 (in $000's). The estimated fair value of investments is based on quoted market prices.

                                                           Gross         Gross       Estimated
                                       Cost/Amortized    Unrealized    Unrealized       Fair
                                            Cost            Gains        Losses         Value
----------------------------------------------------------------------------------------------
Classified as available for sale:
  U.S. government and its agencies          $3,538           $101         $  --         $3,638
  State obligations                            674             32            --            706
  Corporate bonds                              376             --           (57)           319
  Equity securities                          2,715             --          (665)         2,050
  Funds and other short-term
  Municipal obligations                        448             23            --            471
                                            ------           ----         -----         ------
            Total available for sale        $7,751           $155         $(722)        $7,184
                                            ======           ====         =====         ======

The contractual maturities of investments as of December 31, 1998, are shown below (in $000's). Expected maturities may differ from contractual maturities:

                                                 Cost/Amortized Cost      Estimated Fair Value
-----------------------------------------------------------------------------------------------
Classified as available for sale:
  Due in one year or less                               $  904                   $  909
  Due after one year through five years                  2,642                    2,731
  Due after five years through ten years                   873                      833
  Due after ten years                                      616                      661
  Equity securities                                      2,715                    2,049
                                                        ------                   ------
    Total available for sale                            $7,751                   $7,184
                                                        ======                   ======

The following table summarizes the Company's investments as of December 31, 1997 (in $000's). The estimated fair value of investments is based on quoted market prices.

                                           Cost/       Gross          Gross        Estimated
                                         Amortized   Unrealized     Unrealized       Fair
                                           Cost         Gains         Losses         Value
--------------------------------------------------------------------------------------------
Classified as available for sale:
  U.S. government and its agencies        $   553        $  8        $    --         $   561
  State obligations                         1,000          --                          1,000
  Corporate bonds                             184          --            (60)            124
  Equity securities                         3,885         132           (806)          3,211
  Funds and other short-term
    Municipal obligations                     661          --             --             661
                                          -------        ----        -------         -------
    Total available for sale                6,283         140           (866)          5,557
                                          -------        ----        -------         -------
Classified as held to maturity:
  U.S. Government and its agencies          7,847          39             (2)          7,884
  State obligations                           702          24             --             726
  Municipal obligations                       449          20             --             469
  Corporate bonds                             353          --             --             353
  Funds and other short-term obligations        2          --             --               2
                                          -------        ----        -------         -------
    Total held to maturity                  9,353          83             (2)          9,434
                                          -------        ----        -------         -------
        Total                             $15,636        $223        $  (868)        $14,991
                                          =======        ====        =======         =======

The Company computes its realized gains and losses from sales of investments based on a specific identification.

Property and Equipment

The Company's property and equipment consist of the following:

December 31,                                              1998             1997
---------------------------------------------------------------------------------
Land                                                    $     --         $    644
Buildings and improvements                                   165            5,579
Leasehold improvements                                       520              402
Furniture, fixtures and other equipment                    9,203           10,050
Construction in progress                                      --              265
                                                        --------         --------
                                                        $  9,888           16,940
Less - accumulated depreciation and amortization          (3,783)          (7,589)
                                                        --------         --------
                                                        $  6,105         $  9,351
                                                        ========         ========


Accounts Payable and Accrued Expenses

The Company's accounts payable and accrued expenses consist of the following (in $000's):

December 31,                    1998          1997
---------------------------------------------------
Accounts payable              $ 4,918        $1,457
Accrued compensation              296            71
Accrued interest                  984           681
Other accrued expenses          4,707         2,984
                              -------        ------
                              $10,905        $5,193
                              =======        ======

NOTE 5: NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following (in $000's):

December 31,                            1998             1997
---------------------------------------------------------------
Bank line of credit                   $  8,000          $    --
Note payable                                --            8,500
Senior notes payable                    32,500           32,500
Less: current portion                   (8,000)          (8,500)
                                      --------         --------
ng-term debt                          $ 32,500         $ 32,500
                                      ========         ========

On May 13, 1997, under the terms of the Company's acquisition of Advantage (see
Note 3), the Company issued an unsecured $8.5 million promissory note to the seller. This note was repaid during April 1998.

On September 30, 1997, the Company completed a private placement of $32.5 million in long-term debt consisting of eight-year unsecured senior notes. The Company used the proceeds to repay all of its long-term indebtedness and for general corporate purposes. The senior notes have a principal payment of $6.5 million due each year starting on September 30, 2001. The interest rate for the loan was fixed at 7.91% at December 31, 1998. In connection with the senior notes, the Company is subject to certain financial and operational debt covenants (see Note 15).

On January 29, 1998, the Company entered into an $8 million revolving working capital credit facility with Silicon Valley Bank (the "Bank"). The interest rate for the facility, as amended, was established at the bank's prime rate plus 1.5 percent (7.75% at December 31, 1998). The loan is secured by a first priority security interest in all of the personal property of the Company, including accounts receivable, fixed assets and intangibles and a negative pledge on the stock of the Company's subsidiaries and on the real property owned by the Company. In connection with the bank loan, the Company is subject to certain financial and operational debt covenants. (See Note 15)

NOTE 6: LEASE OBLIGATIONS

The Company leases administrative offices under various non-cancelable operating leases. Rental expense (in 000's) for these offices was $1,501, $1,217 and $2,201 in 1998, 1997 and 1996, respectively. Additionally, the Company also leases various computer equipment and furniture under other operating leases. Future minimum rental payments required under operating leases that have the initial or remaining lease terms in excess of one year as of December 31, 1998, are as follows (in 000's):

        Year ending December 31, 1998:

        1999                     $ 3,682
        2000                       3,624
        2001                       3,351
        2002                       2,522
        2003                       1,993
        Thereafter                 8,436

NOTE 7: INCOME TAXES

The Company's (benefit from) provision for federal and state income taxes is as follows (in $000's):

Year ended December 31,                                                     1998           1997            1996
-----------------------------------------------------------------------------------------------------------------
(Benefit) provision for income taxes due to continuing operations:
  Taxes currently payable:
              Federal                                                     $   (22)        $ 1,585         $   936
              State                                                            11             407             343
Tax effect of timing differences:
  Difference in depreciation and amortization methods                          92              22              75
  Difference in accounting method for revenue adjustments                  (4,834)           (282)           (116)
  Difference in accounting method for specialist cost                         258            (343)           (275)
  Deferred state taxes                                                       (986)             36             (11)
  Net operating loss                                                       (1,929)             --              --
  Other                                                                      (242)             70              28
                                                                          -------         -------         -------
                                                                          $(7,652)        $ 1,495         $   980
                                                                          =======         =======         =======
(Benefit) provision due to:
  Continuing operations                                                   $(6,638)        $ 1,495         $   980
  Discontinued operations                                                     936          (2,634)          1,008
                                                                          -------         -------         -------
                                                                          $(5,700)        $(1,139)        $ 1,988
                                                                          =======         =======         =======

A reconciliation of the federal income tax (benefit) provision at the expected statutory rate compared to the actual income tax provision is as follows (in $000's):

Year ended December 31,           1998                    1997                   1996
-------------------------------------------------- ------------------------------------------
Expected                $(7,628)       (35.0%)   $ 1,157         35.0%    $ 834         35.0%
State taxes, net of
  Federal effect         (1,011)        (4.6)        175          5.3       181          7.6
Tax-free income             (19)        (0.1)        (35)        (1.1)      (99)        (4.2)
Non-deductible              254          1.2         186          5.6        47          2.0
amortization
Transaction lost            531          2.4
Other                       221          1.0          12          0.4       (17)         0.7
                        -------        -----     -------         ----     -----         ----
                        $(7,652)       (35.1%)   $ 1,495         45.2%    $ 980         41.1%
                        =======        =====     =======         ====     =====         ====

The major components of the Company's deferred taxes are as follows (in $000's):

December 31,                                                   1998           1997
------------------------------------------------------------------------------------
Current deferred tax assets (liabilities):
Accrued specialist costs and policy reserves                 $   459         $   784
Reserve for revenue adjustments                                6,605             515
Amortization of prepaid expenses                                 (23)            (87)
State income taxes                                              (501)           (100)
Other                                                            132             (65)
                                                             -------         -------
               Net current deferred tax asset                  6,672           1,047
                                                             -------         -------

Non-current deferred tax assets (liabilities):
Book versus tax basis in property, including
  Depreciation and amortization                                 (875)           (748)
Deferred gain on sale of dental offices                         (979)           (979)
Unrealized loss on investments                                    97             283
Amortization of intangibles                                       43              30
Net operating loss carry forward                               2,253              --
Other                                                             --             125
                                                             -------         -------
        Net non-current deferred tax asset/liability             539          (1,289)
                                                             -------         -------
                  Net deferred tax asset/liability           $ 7,211         $  (242)
                                                             =======         =======

As of December 31, 1998, the Company has not recorded a valuation allowance against deferred tax assets. The Company has net operating loss carry forwards for federal and state purposes of $5,674 and $3,667 which begin to expire in 2018 and 2003, respectively.

NOTE 8: OTHER INCOME

Other income consists principally of interest income and dividends earned on investments, as follows (in $000's):

Year ended December 31,       1998          1997           1996
----------------------------------------------------------------
Interest income              $1,985        $ 1,642         $809
Dividend income                  --             12           61
Other                           356            (22)         114
                             ------        -------         ----
                             $2,341        $ 1,632         $984
                             ======        =======         ====

NOTE 9: CAPITAL STOCK

Stock Information

Thirty million shares of common stock, $.01 par value, have been authorized since the Company's reincorporation in Delaware in August 1987. One million shares of Preferred Stock, $.01 par value, are authorized but no preferred stock has been issued. The Board of Directors may, without stockholder approval, establish rights, terms, preferences and privileges for these preferred shares.

Stock Transactions

Since October 1986, the Company has, at various times, announced plans to repurchase up to a total of 4,510,888 shares of its common stock through open market or private transactions. As of December 31, 1998, a total of 3,819,088 shares had been acquired. A total of 544,300 shares acquired prior to August 24, 1987, have been retired as required by California law. Shares acquired after the August 24, 1987 reincorporation in Delaware are being held as treasury stock, at an average cost of $5.54 per share. The Company has a current authorization for the repurchase of up to an additional 691,800 shares of the Company's common stock which may be made from time to time in either open market or private transactions.

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

All stock options granted by the Company to employees through December 31, 1998 were incentive stock options. The following is a summary of stock option transactions:

Year ended December 31,                       1998              1997            1996
-----------------------------------------------------------------------------------------
Outstanding at beginning of year               638,017           510,817          397,500
Granted                                        184,000           168,000          132,300
Canceled                                       (52,217)          (10,134)          (6,987)
Exercised                                           --           (30,666)         (11,996)
                                          ------------     -------------    -------------
Outstanding at end of year                     769,800           638,017          510,817
                                          ============     =============    =============
Exercisable at end of year                     455,066           363,228          303,389
                                          ============     =============    =============

Price range of options granted            $5.00-$10.04     $10.81-$18.00    $15.75-$20.75
Price range of options canceled           $9.00-$15.75     $ 9.00-$15.75    $ 9.00-$15.75
Price range of options exercised                    --     $ 4.25-$ 9.00    $ 9.00-$11.88
Price range of options outstanding        $4.25-$20.75     $ 4.67-$20.75    $ 4.25-$20.75

The following table summarizes information concerning stock options at December 31, 1998:

                    Number      Weighted Average                       Number
   Range of       Outstanding       Remaining     Weighted Average   Exercisable   Weighted Average
Exercise Price     12/31/98     Contractual Life   Exercise Price      12/31/98     Exercise Price
---------------------------------------------------------------------------------------------------
$ 4.25-$ 7.25       150,000             2.74         $    4.80         134,000        $    4.77
  9.00- 10.38       228,500             8.14              9.57          73,000             9.66
 10.25- 13.06       251,400             7.05             11.25         163,133            11.01
 15.75- 15.75        61,400             7.23             15.75          40,933            15.75
 17.33- 20.75        78,500             7.65             18.35          44,000            18.24
                    -------                                            -------
                    769,800             6.90         $   10.58         455,066        $   10.10
                    =======                                            =======

The estimated fair value of options granted during 1998, 1997, and 1996, was $5.93, $4.56, and $4.84 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plan. No compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of FAS 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 1998, 1997 and 1996, would have been reduced to the pro forma amounts indicated below:

                                                                   1998              1997              1996
                                                                ----------         ---------         ---------
Net income (loss) (in $000's)
          As reported                                           $  (11,094)        $  (2,349)        $   3,052
          Pro forma                                                (11,481)           (2,702)            2,855
Net income (loss) per common and common equivalent share
          As reported                                           $    (2.35)        $    (.48)        $     .62
          Pro forma                                             $    (2.42)        $    (.55)        $     .58

Under FAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The fair value of options granted under the Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 50% in 1998, 38% in 1997, and 25% in 1996, risk free interest rate of approximately 6%, and an average expected life of four (4) years.

NOTE 10: IMPAIRMENT OF ASSETS

During the fourth quarter of 1998, the Company was notified by a major debtor that their obligation to the Company would not be able to be fully met as of December 31, 1998, and thereafter. As a result, the Company determined that notes and interest receivable from the sale of the orthodontic practices and general dental offices were impaired and not fully collectible. Therefore, the Company increased the allowances relates to these Notes and interest receivable related to these notes by $10,596, which was charged to continuing operations. As of the date of impairment, the Company ceased all recognition of interest revenue on all nonperforming Notes.

During the third quarter of 1998, the Company moved its corporate and western region operations from its fully-owned building in Anaheim, CA to a leased facility in Aliso Viejo, CA. As a result of this relocation, the Company has been actively marketing the building and its related assets in Anaheim. Those assets include the land, building, and various building improvements. During the first quarter of 1999, the Company received a written offer for these assets. Based on this offer and as required by FAS 121, the Company wrote down the value of the building by $570 and accrued closing costs of $188. The book value of these assets was $3,562 at December 31, 1998. The sale of these assets is expected to be completed by the third quarter of 1999.

NOTE 11: COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various litigation arising in the normal course of business. In the opinion of Management, the ultimate outcome of such litigation or any other contingencies would not have a material effect on the Company's consolidated financial position or results of operations.

The Company has employment agreements with various executive officers requiring an annual payment of the following (in $000's):

              Year ending December 31,
               1999         $1,140
               2000            551
               2001            155
               2002             39
               2003             --

NOTE 12: RESERVES FOR INCURRED BUT NOT REPORTED CLAIMS

Activity in the liability for dental indemnity insurance policy reserves and specialists claims expense is summarized as follows (in $000's):

                                     Policy Reserves      Specialist           Total
--------------------------------------------------------------------------------------
Balance at January 1, 1997               $  2,120           $ 1,010           $  3,130
Incurred related to:
   Current year -- 1997                    18,100             8,126             26,225
   Prior years                                (13)              (22)               (34)
                                         --------           -------           --------
                 Total incurred            18,087             8,104             26,191
Paid related to:
   Current year -- 1997                    15,950             6,645             22,595
   Prior years                              2,107               988              3,095
                                         --------           -------           --------
                   Total paid              18,057             7,633             25,690
                                         --------           -------           --------
Balance at December 31, 1997             $  2,150           $ 1,481           $  3,631
                                         ========           =======           ========

Incurred related to:
   Current year -- 1998                  $ 16,909           $ 7,251           $ 24,160
   Prior years                                794              (338)               456
                                         --------           -------           --------
                 Total incurred            17,703             6,913           $ 24,616
Paid related to:
   Current year -- 1998                    14,636             5,966             20,601
   Prior years                              2,944             1,143              4,088
                                         --------           -------           --------
                   Total paid              17,580             7,109             24,689
                                         --------           -------           --------
Balance at December 31, 1998             $  2,273           $ 1,285           $  3,558
                                         ========           =======           ========

NOTE 13: BUSINESS SEGMENT INFORMATION

The Company is engaged in the operation of Dental HMO and indemnity/PPO dental plans. The operation of the Dental Practices and the Orthodontic Practices have both been discontinued. The last of the discontinued operations were sold effective April 1, 1998. The identifiable assets for the discontinued operations have been segregated on the Consolidated Statements of Financial Position. (See
Note 2: Discontinued Operations). Following the April 1, 1998 sale, the Company's sole line of business is providing dental benefits to employer groups, associations and individuals.

NOTE 14: UNAUDITED SELECTED QUARTERLY INFORMATION

Unaudited quarterly results of operations for the years ended December 31, 1998 and 1997 are set forth in the table below ($000's omitted, except per share data). The quarterly results should be read in conjunction with the audited Consolidated Financial Statements of the Company.

Restatement:

Subsequent to the issuance of the Company's 1998 quarterly results of operations for each of the three quarters ended September 30, 1998, the Company's management determined that certain prepaid expenses, fixed assets, accrued liabilities and deferred revenue balances were not properly stated. As a result, these balances have been restated from the amounts previously reported and income (loss) from continuing operations has been reduced by $469,000, $390,000, and $1,423,000. The tax affect of these adjustments on income (loss) from continuing operations were $206,000, $168,000, and $463,000 for the three months ended March 31, 1998, June 30, 1998 and September 30, 1998, respectively. These adjustments also resulted in a decrease in basic earnings per common share from continuing operations of .06 and .05 for the three months ended March 31, 1998 and June 30, 1998, respectively and an increase in the basic loss per common share from continuing operations of .20 for the three months ended September 30, 1998.

In addition, management also determined that the gain on sale of discontinued operations for the three months ended June 30, 1998 was not properly stated. As a result, this gain has been reduced by $1,895,000 (tax affect of $739,000). The basic earnings per common share from discontinued operations was also reduced by .27 for the three months ended June 30, 1998.

Fourth Quarter Adjustment:

During its year end evaluation, the Company determined that the notes and interest receivable from the sale of the orthodontic practices and general dental offices were impaired and not fully collectible. As a result, the Company increased its allowances related to these notes and interest receivable by approximately $10,516,000 (tax affect of $3,709,000) which was charged to continuing operations during the quarter ended December 31, 1998. In addition, the Company determined that certain aged accounts receivable balances were uncollectible and accordingly recorded an increase to its reserves for doubtful accounts in the amount of $3,500,000 (tax affect of $1,225,000) during the fourth quarter of 1998.

The results for 1998 were restated for changes to the results previously recorded:

                                               First               Second               Third
Year ended December 31, 1998                  Quarter    First     Quarter  Second     Quarter     Third
                                                As      Quarter      As     Quarter      As       Quarter
                                            previously    As     previously   As      previously    As        Fourth
                                             reported  restated  reported  restated   reported  restated     Quarter
------------------------------------------------------ --------  ---------- -------- ----------  ----------  ----------
Current assets:
  Cash                                        $ 1,851   $ 1,851   $  3,884  $ 3,884     $ 2,187    $ 2,187      $ 3,256
  Investments available for sale                4,860     4,860      3,205    3,205       3,716      3,716        2,959
  Investments held to maturity                  4,272     4,272      1,249    1,249          --         --           --
  Accounts and notes receivable, net            7,894     7,894      9,477    9,477      11,235     11,235       15,533
  Income tax receivable                           132       132        133      133         475        475          485
  Prepaids and other current assets             1,378     1,021      1,361      923       1,003        565          478
  Net assets of discontinued operations         5,143     5,143         --       --          --         --           --
  Deferred income taxes                         1,608     1,608      1,829    1,829         705        705        6,672
  Assets available for sale                                  --                  --                     --        3,562
                                              -------   -------    -------  -------     -------    -------      -------
                   Total current assets        27,138    26,781     21,138   20,700      19,321     18,883       32,945

Long-term assets:
  Property & equipment, net                   $ 9,729   $ 9,684    $10,184   $9,998     $10,598    $ 9,557      $ 6,105
  Investments available for sale-long-term                   --                  --                     --        4,225
  Investments held to maturity-long-term        5,182     5,182      5,600    5,600       3,363      3,363           --
  Notes receivable - long-term                 12,389    12,389     21,753   21,753      22,778     22,778        4,083
  Other assets                                    247       247        245      245         246        246          240
  Intangibles and Goodwill, net                34,111    34,111     32,710   32,710      32,264     32,264       31,807
                                                             --                  --                     --          539
                                              -------   -------    -------  -------     -------    -------      -------
                   Total long-term assets      61,658    61,613     70,492   70,306      69,249     68,208       46,999
                                              =======   =======    =======  =======     =======    =======      =======
Total Assets                                   88,796    88,394     91,630   91,006      88,570     87,091       79,944
                                              =======   =======    =======  =======     =======    =======      =======

Liabilities and Stockholders' Equity

Current liabilities:
  Short-term notes payable                     10,500    10,500      8,000    8,000       8,000      8,000        8,000
  Current portion of note payable               1,692     1,692      1,692    1,692       1,692      1,692        1,894
  Accounts payable and accrued expenses         3,484     3,552      5,907    6,043       3,751      4,455       10,905
  Income taxes payable                            427       221         --     (374)         --       (837)          --
  Reserve for dental claims                     3,331     3,331      3,306    3,306       3,561      3,561        3,558
  Deferred Revenues                             1,198     1,198      1,341    1,441         949      1,049        1,022
                                              -------   -------    -------  -------     -------    -------      -------
                   Total current liabilities   20,632    20,494     20,246   20,108      17,953     17,920       25,379

Long-Term Liabilities:

  Long-term debt                               32,500    32,500     32,500   32,500      33,000     33,000       32,500
  Note payable                                  1,096     1,096        798      798          --         --           --
  Deferred income taxes                         1,000     1,000      2,789    2,789       2,837      2,837           --
  Accrued compensation agreement                  374       374        365      365         356        356          311
                                              -------   -------    -------  -------     -------    -------      -------
                 Total long-term liabilities  34,970     34,970    36,452    36,452     36,193      36,193       32,811

Stockholders' Equity:

  Common stock                                 21,509    21,509     21,509   21,509      21,509     21,509       21,509
  Retained Earnings                            30,479    30,215     32,401   31,915      31,778     30,332       18,722
  Accumulated other comprehensive income         (671)     (671)      (855)    (855)       (740)      (740)        (354)
  Treasury stock, at cost                     (18,123)  (18,123)   (18,123) (18,123)    (18,123)   (18,123)     (18,123)
                                              -------   -------    -------  -------     -------    -------      -------
                   Total stockholders' equity  33,194    32,930     34,932   34,446      34,424     32,978       21,754
                                              -------   -------    -------  -------     -------    -------      -------
Total Liabilities and Stockholders' Equity     88,796    88,394     91,630   91,006      88,570     87,091       79,944
                                              =======   =======    =======  =======     =======    =======      =======

                                                    First        Second         Third
Year ended December 31, 1998                       Quarter       Quarter       Quarter
---------------------------------------------------------------------------------------
As previously reported

Health care revenues                               $24,395       $24,540        $24,004

Health care expense                                 16,431        16,288         16,539
Selling, general and administrative                  6,830         6,567          7,567
                                                   -------       -------        -------
                   Total expenses                   23,261        22,855         24,106

Other income                                           970           534            199
Interest expense                                      (922)         (973)        (1,020)
                                                   -------       -------        -------

Income (loss) from continuing operations
  before tax                                         1,182         1,246           (923)
Provision (benefit) for income taxes                   519           538           (300)
                                                   -------       -------        -------

Income (loss) from operations before
   discontinued operations                             663           708           (623)

Income from discontinued operations                     --         1,214             --
                                                   -------       -------        -------

                   Net income                      $   663       $ 1,922        $  (623)
                                                   =======       =======        =======

Basic Earnings (Loss) Per Share

Income from continuing operations per share        $  0.14       $  0.15        $ (0.13)
Income from discontinued operations per share           --          0.26             --
                                                   -------       -------        -------
                   Net income (loss) per share        0.14          0.40          (0.13)
                                                   -------       -------        -------
Weighted average shares                              4,747         4,747          4,747
Diluted Earnings Per Share

Income from continuing operations per share        $  0.14       $  0.15        $ (0.13)
Income from discontinued operations per share           --          0.26             --
                                                   -------       -------        -------
                   Net income (loss) per share        0.14          0.40          (0.13)
                                                   -------       -------        -------
Weighted average shares                              4,747         4,747          4,747

                                                         First            Second            Third             Fourth
Year ended December 31, 1998                            Quarter           Quarter          Quarter           Quarter
---------------------------------------------------------------------------------------------------------------------
As restated

Health care revenues                                     24,396            24,440            23,504            25,109
Health care expense                                      16,431            16,288            16,539            16,762
Selling, general and administrative                       7,300             6,857             7,920            15,415
Other income                                                970               534              (371)            1,208
Loss on impaired assets                                      --                --                --           (11,165)
Interest expense                                           (922)             (973)           (1,020)           (1,396)
                                                        -------           -------           -------           -------
Income (loss) from continuing
  operations before tax                                     713               856            (2,346)          (18,421)
Provision for income taxes                                  313               370              (763)           (6,558)
                                                        -------           -------           -------           -------

Income (loss) from continuing operations
  before discontinued operations                            400               486            (1,583)          (11,863)
Income from discontinued operations                          --               (58)               --             1,524
                                                        -------           -------           -------           -------
                   Net income                           $   400           $   428           $(1,583)         $(10,339)
                                                        =======           =======           =======           =======

Basic Earnings (Loss) Per Share

Income from continuing operations per share             $  0.08           $  0.10           $ (0.33)          $ (2.51)
Income from discontinued operations per share                --             (0.01)               --              0.32
                                                        -------           -------           -------           -------
                   Net income (loss) per share          $  0.08           $  0.09           $ (0.33)          $ (2.19)
Weighted average shares                                   4,747             4,747             4,747             4,747

Diluted Earnings Per Share

Income from continued operations per share              $  0.08           $  0.10           $ (0.33)          $ (2.51)
Income from discontinued operations per share                --             (0.01)               --           $   .32
                                                        -------           -------           -------           -------
                   Net income (loss) per share          $  0.08           $  0.09           $ (0.33)          $  2.19
Weighted average shares                                   4,747             4,747             4,747             4,747


NOTE 15. SUBSEQUENT EVENTS

On April 14, 1999, the Company and its primary lenders (Silicon Valley Bank and John Hancock Mutual Life Insurance Company) agreed to modifications with respect to the working capital credit facility and the eight-year notes, respectively. This agreement provides for changes in interest rates, modifications to the financial covenants and reporting requirements, as well as specific principal repayments.

In connection with the agreement, the Company, has obtained waivers for all prior and existing defaults and events of default under the related credit agreements through the date that definitive documents incorporating the agreed-upon terms are executed.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 1998, 1997 AND 1996
                                   (in $000's)


                                      Balance at    Charged to      Charged to                   Balance at
Beginning Cost and                    Beginning      Cost and         Other                          End
Classification                         of Year       Expenses       Accounts(1)   Write Offs       Of Year
-----------------------------------------------------------------------------------------------------------
1996:
Allowance for doubtful accounts:
   Accounts                             $  260        $   615        $   62        $ (406)         $   531

1997:
Allowance for doubtful accounts:
   Accounts                             $  531        $ 1,058        $   --        $ (528)         $ 1,061

   Long-term notes receivable           $   --        $ 3,595        $   --        $   --          $ 3,595

1998:
Allowance for doubtful accounts:
   Accounts receivable                  $1,061        $ 2,745        $   --        $(851)          $ 2,954
   Current notes receivable             $   --        $14,910        $ 2,395       $  --           $17,305
   Long-term notes receivable           $3,595        $ 1,401        $(2,395)      $  --           $ 2,601

(1) Represents balance forward from First American, which was charged to the opening goodwill balance and reclasses between long-term and short-term.

                                  EXHIBIT INDEX

         NUMBER
EXHIBIT    OF
NUMBER   COLUMNS      DESCRIPTION
------   -------      -----------
 2.1        One       Plans of Acquisition(8)

 3.1        One       Articles of Incorporation(4)

 3.2        One       Bylaws(4)

10.1        One       1984 Stock Option Plan(3)

10.2        One       Stock Option Plan Amendment(1)

10.3        One       Stock Option Plan Amendment(5)

10.4        One       Stock Option Plan Amendment(6)

10.5        One       Amended Stock Option Plan(10)

10.6        One       Corporation Grant Deed, dated December 21, 1984,
                      relating to a property located at 505 North Euclid
                      Avenue, Anaheim, California(2)

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

10.13       One       Stock Purchase Agreement between Consumers Life
                      Insurance Company and SafeGuard Health Enterprises, Inc.
                      dated March 6, 1997(11)

10.14       One       Purchase Agreement between Associated Dental Services,
                      Inc. and Guards Dental, Inc. dated August 1, 1997(11)

10.15       One       Purchase agreement between Pacific Coast Dental, Inc.
                      and Guards Dental, Inc. dated August 1, 1997(11)

10.16       One       Form of Note Purchase Agreement dated as of September
                      30, 1997, and form of Promissory Note(12)

10.17       One       Form of Master Asset Purchase Agreement effective as of
                      April 1, 1998, and Form of Promissory Note without
                      exhibits.(13)

10.18       One       Default Forbearance Agreement and Irrevocable Power of
                      Attorney(14)

10.19       One       Credit Agreement dated January 29, 1998, between Silicon
                      Valley Bank and the Company.(15)

21.1        One       Subsidiaries of the Company

23.1        One       Independent Auditor's Consent

24.1        One       Power of Attorney (Reference is made to Page 41 of the Report)

27.1        One       Financial Data Schedule

----------

 (1) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S- filed on September 12, 1983 (File No. 2-86472).

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

(13) Incorporated by reference herein to Exhibit F filed as an exhibit to the Company's Report on Form 8-K dated April 1, 1998. 14 Referenced, disclosed and filed as an exhibit to Company's Annual Report on Form 10-K for the period ended December 31, 1998.

(14) Referenced, disclosed and filed as an exhibit to Company's Annual Report on Form 10-K for the period ended December 31, 1998.

(15) Referenced and disclosed in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 and filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1998.