Form 10-Q
period 1999-03-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 1999-05-17
CIK 727303

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                         Commission file number 0-12050


                       SAFEGUARD HEALTH ENTERPRISES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                52-1528581
     ----------------------------                  -----------------
     (State or other jurisdiction                   (I.R.S. Employer
           Identification No.)                      of incorporation)


             95 ENTERPRISE
        ALISO VIEJO, CALIFORNIA                          92656
----------------------------------------           ------------------
(Address of principal executive offices)              (Zip Code)


                                 (949) 425-4300
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares outstanding of registrant's common stock, par value $.01 per share, at March 31, 1999, was 4,747,498 shares (not including 3,274,788 shares of common stock held in treasury).

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                         INFORMATION INCLUDED IN REPORT

                                                                              Page
                                                                              ----
Part I.        FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements                                3

               Consolidated Statements of Financial Position                    3

               Consolidated Statements of Income                                4

               Consolidated Statements of Cash Flows                            5

               Notes to Consolidated Financial Statements                       6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       10

Item 3.        Quantitative and Qualitative Disclosures about Market Risk      15

Part II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                               15

Item 3.        Defaults on Senior Notes                                        15

Item 5.        Other Information                                               15

Item 6.        Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                     17

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (000'S OMITTED)

                                                                          March 31,  December 31,
                                                                            1999         1998
                                                                          ---------  ------------
                                                                              (Unaudited)
ASSETS
Current assets:
   Cash                                                                   $  1,602    $  3,256
   Investments available for sale, at estimated fair value                   3,612       2,959
   Accounts receivable, net of reserves of
      $2,687 in 1999 and $2,954 in 1998                                      6,344       4,641
   Notes receivable, net of allowances of $17,305 in 1999 and 1998          10,878      10,892
   Income taxes receivable                                                      77         485
   Prepaid expenses and other current assets                                   747         478
   Deferred income taxes                                                     6,447       6,672
   Assets held for sale                                                      3,562       3,562
                                                                          --------    --------
               Total current assets                                         33,269      32,945
                                                                          --------    --------
   Property and equipment, net                                               6,150       6,105
   Investments available for sale, at estimated cost                         5,071       4,225
   Notes receivable - long term, net of allowances of $2,523 in 1999
      and $2,601 in 1998                                                     4,161       4,083
   Other assets                                                                240         240
   Goodwill, net of accumulated amortization of $1,746 in 1999 and
      $1,563 in 1998                                                        27,731      27,914
   Intangibles and covenant not to compete, net of accumulated
      amortization of $2,288 in 1999 and $2,059 in 1998                      3,639       3,893
   Deferred income taxes - long term                                           539         539
                                                                          --------    --------
               Total assets                                               $ 80,800    $ 79,944
                                                                          ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                        $  8,000    $  8,000
   Current portion of note payable                                           1,695       1,894
   Accounts payable and accrued expenses                                    10,300      10,905
   Income taxes payable                                                        493          --
   Reserves for incurred but not reported claims                             3,858       3,558
   Deferred revenue                                                            739       1,022
                                                                          --------    --------
              Total current liabilities                                     25,085      25,379

Long-term debt                                                              32,500      32,500
Accrued compensation agreement                                                 302         311
Stockholders' equity
   Common stock $.01 par value; 30,000,000 shares authorized;
       4,747,000 in 1999 and in 1998 shares outstanding, stated at          21,509      21,509
   Preferred stock - $.01 par value; 1,000,000 shares authorized;
       no shares issued or outstanding                                          --          --
   Retained earnings                                                        19,507      18,722
   Net unrealized loss on investments available for sale, net of
     deferred taxes                                                             20        (354)
   Treasury stock, at cost                                                 (18,123)    (18,123)
                                                                          --------    --------
               Total stockholders' equity                                   22,913      21,754
                                                                          --------    --------
                                                                          $ 80,800    $ 79,944
                                                                          ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                             Three months ended
                                                                  March 31,
                                                            --------------------
                                                              1999        1998
                                                            --------    --------
Revenues:                                                   $ 24,755    $ 24,396

Expenses:
     Health care services                                     16,442      16,431
     Selling, general and administrative                       7,712       7,300
                                                            --------    --------
               Total expenses                                 24,154      23,731
                                                            --------    --------

Operating income                                                 601         664

Other income                                                   1,552         970
Interest expense                                                (947)       (922)
                                                            --------    --------

Income from continuing operations before provision
   for income taxes and discontinued operations                1,207         712
Provision for income taxes                                       422         313
                                                            --------    --------

Net income                                                  $    785    $    399
                                                            ========    ========

Basic earnings per share from net income:                   $   0.17    $   0.08

        Weighted average shares outstanding                    4,747       4,747

Diluted earnings per share from net income:                 $   0.17    $   0.08

     Weighted average shares outstanding                       4,747       4,820

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)

                                                                              Three months ended
                                                                                   March 31,
                                                                             --------------------
                                                                               1999       1998
                                                                             --------   ---------
Cash flows from operating activities:
   Net income                                                                $    785   $    400
   Adjustments to reconcile net income to net cash provided by
      (used in) continuing operations:
   Depreciation and amortization                                                  709        671
   Deferred income taxes (benefit)                                                 --       (850)
   Changes in operating assets and liabilities:
               Accounts receivable, net                                        (1,688)      (668)
               Income taxes receivable                                            407       (206)
               Prepaid expenses and other current assets                         (269)         8
               Accounts payable and accrued expenses                             (605)      (919)
               Income taxes payable                                               493         --
               Deferred revenue                                                  (283)        21
               Reserves for incurred but not reported claims                      300       (600)
                                                                             --------   --------
                    Net cash provided by continuing operations                   (151)    (2,143)
                    Net cash used in discontinued operations                       --     (1,081)
                                                                             --------   --------
                    Net cash provided by (used in) operating activities          (151)    (3,224)
                                                                             --------   --------

Cash flows from investing activities:
   Purchase of investments available for sale                                 (13,024)      (589)
   Proceeds from sales/maturity of investments available for sale              12,123      1,259
   Purchase of investments held to maturity                                        --     (4,443)
   Proceeds from maturity of investments held to maturity                          --      4,142
   Purchases of property and equipment                                           (394)      (576)
   Additions to intangibles and other assets                                       --        (63)
                                                                             --------   --------
                    Net cash provided by investing activities                  (1,295)      (270)
                                                                             --------   --------

Cash flows from financing activities:
   Proceeds from bank loan                                                         --      2,000
   Payments on accrued compensation agreement                                      (9)        (9)
   Payments on notes payable                                                     (199)      (298)
                                                                             --------   --------
                    Net cash (used in) provided by financing activities          (208)     1,693
                                                                             --------   --------
                                                                                        $ (2,143)
Net increase (decrease) in cash                                                (1,654)    (1,801)
Cash at beginning of period                                                     3,256      3,652
                                                                             --------   --------
Cash at end of period                                                        $  1,602   $  1,851
                                                                             ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF REPORTING

The accompanying unaudited Consolidated Financial Statements of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") for the quarter ended March 31, 1999, have been prepared in accordance with generally accepted accounting principles applicable to interim periods, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. This information should be read in conjunction with the Consolidated Financial Statements and Notes including Significant Accounting Policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Management believes that the disclosures herein are adequate to make the information presented not misleading. As described in Note 6 herein, the operating results for the quarter ended March 31, 1998 has been reclassified to reflect the effect of the discontinued operation of the general dental practices and the orthodontic practices.

NOTE 2: STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

Since October 1986, the Company's Board of Directors has, at various times, authorized the repurchase of up to 4,510,888 shares of its common stock through open market or private transactions. As of March 31, 1999, a total of 3,819,088 shares had been acquired. All shares acquired prior to August 24, 1987, have been retired as required by California law. All shares acquired after the August 24, 1987 reincorporation in Delaware are being held as treasury stock at an average cost of $5.54 per share.

Earnings per share have been restated to conform with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share excludes the effect of all potentially dilutive securities. Diluted earnings per share includes the effect of all potentially dilutive common securities. For the quarters ended March 31, 1999 and 1998 the current presentation of diluted earnings per share is identical to the Company's former presentation of primary earnings per share.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share, which becomes effective for fiscal years ending after December 15, 1997. FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share, and its objective is to simplify the computation of earnings per share, and to make the U.S. standard for computing earnings per share more compatible with the standards of other countries. The statement requires that all prior period earnings per share data presented shall be restated. The Company adopted FAS 128 in fiscal year 1997 as required, and for the quarters ended March 31, 1999 and 1998, the current presentation of diluted earnings per share is identical to the Company's former presentation of primary earnings per share.

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), Reporting Comprehensive Income, which becomes effective for fiscal years ending after December 15, 1997. FAS 130 requires that all components of comprehensive income be displayed with the same prominence as other financial statements. The Company adopted FAS 130 in fiscal year 1998 as required. The reconciliation of net income to comprehensive income is as follows:

                                                      Three months ended
                                                           March 31,
                                                      ------------------
                                                       1999       1998
                                                      ------      -----
Net income                                            $  785      $ 400
Unrealized gain (loss) on investments, net               374       (228)
                                                      ------      -----
            Total comprehensive income                $1,159      $ 172
                                                      ======      =====

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), Disclosure About Segments of an Enterprises and Related Information, which becomes effective for fiscal years ending after December 15, 1997. FAS 131 requires that future financial statements contain disclosures about products and services, geographic areas and major customers related to its reportable operating segments. The Company anticipates the adoption of FAS 131 will not have a significant effect on the Company's financial position or results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, which becomes effective for fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect the adoption of FAS 133 to have a significant impact on the Company's financial position or results of operations.

NOTE 4: DISCONTINUED OPERATIONS

On February 26, 1998, the Company announced the discontinuance of its orthodontic practices. On April 1, 1998, the Company completed the sale of its orthodontic practices to Pacific Coast Dental, Inc./Associated Dental Services, Inc., and affiliated dentists. The practices were sold for $15 million in 8.5% long-term notes. The transaction included the sale of all assets and associated liabilities of the orthodontic practices and a long-term commitment from the purchaser to continue to provide orthodontic services to members of a subsidiary of the Company. The assets of the orthodontic practices sold consist of accounts receivable, supply inventory and dental equipment. The Company recorded a gain of $2,403,000 net of $937,000 in taxes on the sale of the discontinued orthodontic practices in the second quarter 1998.

In the fourth quarter of 1998 and as part of an ongoing review process, the Company ascertained that some of the promissory notes granted to the Company by the purchasers of certain general and orthodontic practices were not performing at currently stated levels and such purchasers were unable to service such promissory notes pursuant to the terms and conditions thereof. As a result, the Company reduced the value of the promissory notes on its books so that they reflect management's current estimate of their market value. Rather than the Company exercising its right to foreclose on the promissory notes, the Company entered into a Default Forbearance Agreement and an Irrevocable Power of Attorney with the purchasers, which will enable the Company to either resell the assets or promissory notes relating to the practices.

NOTE 5: CREDIT AGREEMENTS

On September 30, 1997, the Company completed a private placement of $32.5 million in long-term debt consisting of eight-year notes through John Hancock Mutual Life Insurance Company ("Hancock"). The Company used the proceeds to repay all of its long-term indebtedness and for general corporate purposes. The senior notes (the "Notes") are unsecured and are due September 30, 2005, with a principal payment of $6.5 million due on September 30, of each year starting in 2001. The interest rate for the loan is fixed at 7.91 percent. On January 29, 1998, the Company entered into a $8,000,000 revolving working capital credit facility with Silicon Valley Bank (the "Bank"), all of which is currently being utilized by the Company. The loan had a maturity date of January 28, 1999, and is currently due and payable. The interest rate for the facility, as amended, was established at the Bank's Prime rate, plus 1.5 percent or at the Company's option, LIBOR plus 2.25 percent. The loan is secured by a first priority security interest in all the personal property of the Company, including accounts receivable, fixed assets and intangibles and a negative pledge on the stock of the Company's subsidiaries and on the real property owned by the Company. In connection with the Bank and Hancock loan, the Company is subject to certain financial and operational debt covenants.

As a result of underperforming notes related to the sale of the dental offices that were previously sold and discontinued, a reduction in the value of the Company's former headquarters building in Anaheim, California, which the Company is in the process of selling, severance payments to a number of former employees who left the Company in the fourth quarter of 1998 as a result of the Company's continuing efforts to streamline its operations, and expenses for a reduction in its account receivable balances which may be uncollectible, as ascertained after the Company completed its systems conversion in October 1998. As of the end of the fourth quarter of 1998, the Company was not in compliance with such covenant requirements.

As a result of these conditions, the Company reached an agreement in principle with Hancock to restructure the debt owed by the Company. The Notes will be modified to provide for an interest rate increase from 7.91% to 9.91% from the date that the Company and Hancock execute definitive documents. Thereafter, the interest rate will decrease to 8.91% and then to 7.91% after the Company has satisfied certain conditions. The Company will also be responsible for all reasonable out-of-pocket attorneys' fees and costs, and consultant's fee incurred by Hancock after January 1, 1999. In consideration of this agreement, Hancock has waived all existing defaults or events of defaults through April 28, 1999, or such mutually agreed to extended date thereafter, and extended the due date for the payment of interest due on March 30, 1999. The sale of certain assets of the Company will also not be considered an event of default under the agreement with Hancock so long as the proceeds are used to repay Hancock in accordance with the amendments to the agreement.

Various technical terms, covenants and provisions of the agreement relating to consolidated net worth, interest expense coverage and limitation on consolidated total debt will be amended. New provisions will include a requirement for the Company to provide Hancock of any notice of intent to audit received by the Company from any regulatory agency, copies of correspondence from any regulatory agency and the Company's response thereto. In addition, the Company is not to declare dividends or other distributions, and not incur any liens on the Company's subsidiary's stock. The Company is also required to provide consolidated financial reports and cash flows at regular intervals. The Company is also required to pay from the proceeds of certain sales of assets owned by the Company, specified amounts to Hancock on a prorata basis, including the sale of the Company's former headquarters building (the "Building"), and certain promissory notes owned by the Company.

The agreement in principal also provides that prior to December 31, 1999, the Company may satisfy all of the financial obligations due to Hancock without prepayment penalty. The Company is also responsible for issuing to Hancock non-transferable and cancelable warrants representing the right to acquire 382,000 shares of the Company's common stock, which are exercisable at any time after January 1, 2000, and prior to December 31, 2003, at a price per share equal to $1 above the twenty day weighted average of the NASDAQ closing price for the Company's stock for such twenty days prior to and including the closing date. However, the warrants will be automatically canceled on the date the Company's debt to Hancock is satisfied in full by December 31, 1999. Certain "piggyback" and demand registration rights with respect to the warrants have been granted to Hancock.

Additional principal and collateral payments are required under the agreement, including payment of a portion of the proceeds from the sale of the Building, and with all appropriate regulatory approval, the payment of funds derived from the sale of certain promissory notes granted to the dental office subsidiary of the Company in connection with the sale of the general dental and orthodontic practices previously owned by the Company, and a portion of the Company's 1998 federal tax refund.

The Company has also reached an agreement in principle with the Bank to extend the maturity date of the existing obligation to January 29, 2000. The interest rate which shall be paid by the Company to the Bank from and after the closing date will be equal to the prime interest rate, plus 4%. Thereafter, the rate shall be prime plus 3% and then the rate shall be prime plus 1.5% thereafter until paid in full upon the Company satisfying certain conditions. The Company is also required to make certain principal payment reductions during specified periods and in specified amounts, consisting of the payment of proceeds received from the sale of certain promissory notes owned by the Company, and certain promissory notes, after appropriate regulatory approval is received, owned by a subsidiary of the Company relating to previously sold general dental and orthodontic dental practices, the payment of a portion of the 1998 federal tax refund, and a portion of the net cash proceeds of the sale of Building. The Company also granted to Hancock and the Bank a first priority deed of trust on the Building, delivery of any promissory notes given to the Company in connection with the sale of the Building, and certain other promissory notes owned by the Company, to a collateral agent for the benefit of Hancock and the Bank.

The agreement in principal also provides that prior to the extended maturity date, the Company may repay the Bank in full without penalty. The Company is obligated to pay reasonable out-of-pocket attorneys' fees and costs incurred by the Bank through the closing date, and certain consulting fees for consultants required to be hired by the Company.

In consideration of the agreement, the Bank waives all existing defaults and has extended the payment obligation of outstanding principal and interest due to the Bank while definitive documents are prepared. Additionally, the Company will provide the Bank with monthly consolidated financial statements and covenants compliance certificates, all Securities and Exchange Commissions filings, and other financial documents as they may reasonably request, and the same notice requirements as described above. Certain standard conditions are required as a condition of closing.

Although there is an agreement in principal to restructure the Company's debt to Hancock and the Bank, no assurance can be given that the parties will execute definitive and binding agreements with respect to such debt restructure.

NOTE 6: RESTATEMENT OF QUARTERLY INFORMATION

The results for the quarter ended March 31, 1998 were restated as follows (in 000's):

                                                       As Previously
                                                         Recorded      As Restated
                                                       -------------   -----------
Current Assets:
   Cash                                                  $  1,851       $  1,851
   Investments available for sale                           4,860          4,860
   Investments held to maturity                             4,272          4,272
   Accounts and notes receivable, net                       7,894          7,894
   Income tax receivable                                      132            132
   Prepaid and other current assets                         1,378          1,021
   Net assets of discontinued operations                    5,143          5,143
   Deferred income taxes                                    1,608          1,608
                                                         --------       --------
                    Total current assets                   27,138         26,781
Long-term assets:
   Property and equipment, net                              9,729          9,684
   Investments held to maturity, long-term                  5,182          5,182
   Notes receivable, long-term                             12,389         12,389
   Other assets                                               247            247
   Intangibles and goodwill, net                           34,111         34,111
                                                         --------       --------
                    Total long-term assets                 61,658         61,613
                                                         --------       --------
Total Assets                                             $ 88,796       $ 88,394
                                                         ========       ========
Liabilities and Stockholders' Equity
Current liabilities:
   Short-term notes payable                              $ 10,500       $ 10,500
   Current portion of note payable                          1,692          1,692
   Accounts payable and accrued expenses                    3,484          3,552
   Income taxes payable                                       427            221
   Reserve for dental claims                                3,331          3,331
   Deferred revenues                                        1,198          1,198
                                                         --------       --------
                    Total  current liabilities             20,632         20,494
Long-Term Liabilities:
   Long-term debt                                          32,500         32,500
   Note payable                                             1,096          1,096
   Deferred income taxes                                    1,000          1,000
   Accrued compensation agreement                             374            374
                                                         --------       --------
                    Total long-term liabilities            34,970         34,970
Stockholders' Equity:
   Common stock                                            21,509         21,509
   Retained earnings                                       30,479         30,215
   Accumulated other comprehensive income                    (671)          (671)
   Treasury stock, at cost                                (18,123)       (18,123)
                                                         --------       --------
                    Total stockholders' equity             33,194         32,930
                                                         --------       --------
Total Liabilities and Stockholders' Equity               $ 88,796       $ 88,394
                                                         ========       ========

The income statement for the period January 1, 1998 to March 31, 1998, was restated as follows (in 000's except per share data):

                                              As Previously
                                                Recorded      As Restated
                                              -------------   -----------
Health care revenues                           $24,395         $24,396

Health care expenses                            16,431          16,431
Selling, general and administrative              6,830           7,300
                                               -------         -------
Total expenses                                  23,261          23,731

Other expense                                      970             970
Interest expense                                  (922)           (922)
                                               -------         -------

Income from continuing operations                1,182             713
Provision for income taxes                         519             313
                                               -------         -------

Net Income                                     $   663         $   400
                                               =======         =======

Basic earnings per share:
   Net income (loss) per share                 $  0.14         $  0.08
   Weighted average shares                       4,747           4,747

Diluted earnings per share:
   Net income(loss) per share                  $  0.14         $  0.08
                                                 4,820           4,820


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the attached consolidated financial statements and notes thereto.

                                                        1999 versus 1998
                                                       Three months ended
                                                             March 31,
                                                     -----------------------
                                                     Increase/       Percent
Results of operations (000's omitted)                (Decrease)       Change
-------------------------------------                ----------      -------
Health care revenues                                   $ 359            1.5
Health care expenses                                   $  11            0.1
Selling, general and administrative expenses           $ 412            5.6
Other income, net                                      $ 582           60.0
Interest expense                                       $  25            2.7
Net income                                             $ 385           96.3

1999 Versus 1998

Health care revenues for the quarter ended March 31, 1999 were $24,755, or a 1.5% increase on a decrease of 1.7% in membership over the corresponding period a year ago. Notwithstanding the loss of two private label HMO relationships, which provided lower than average revenues per member per month, the Company was successful in replacing these accounts with business that counteracted the effect of the business lost.

Health care expenses for the three months ended March 31, 1999 increased $11, or 0.1%. Health care expense as a percentage of health care revenues improved by 1.0% from 67.4% of revenues for the three months ended March 31, 1998, to 66.4% for the same period in 1999. This improvement was primarily as a result of the effect of the continued improvements in the Company's health care cost ratios in its existing business as well as cost control measures implemented in recent quarters.

Selling, general and administrative expenses for the three months ended March 31, 1999, increased $412, or 31.2% of revenue compared to 29.9% of revenue for the same period a year ago. This was impacted by the Company's relocation of its Corporate and Western Region operations from Anaheim, California to Aliso Viejo, California and the associated costs which were offset to some extent by savings realized in other operating areas.

Other income for the three months ended March 31, 1999 was $1,552, which increased from $970 for the same period a year ago. This was largely due to gains on the sale of certain securities coupled with interest recorded on notes receivable resulting from the sale of certain dental practices. Interest expense of $947 for the three months ended March 31, 1999 is the result of the interest associated with the Notes and the $8 million revolving working capital credit facility. This represents an increase of $25 from $922 for the same period in 1998.

Net income for the three months ended March 31, 1999, was $785, which changed from the same period in 1998 due to the above discussed factors. Net income for the same period in 1998 was $399.

Business Segment Information

The Company is engaged in a single business segment: the provision of dental benefits to employer groups, associations and individuals.

Liquidity and Capital Resources

The Company's capital and operational cash requirements have been met principally from operating cash flows, and corporate borrowings, and this is expected to continue.

At March 31, 1999, the current ratio was 1.4 to 1.0. The Company's net worth was $22.9 million compared to $33.2 million a year earlier. The Company had $10.3 million of cash and investments as of March 31, 1999 compared to $10.4 million a year earlier. As a result of its regulated nature, the Company is required to maintain various regulatory bank accounts in an aggregate amount of approximately $9.0 million to satisfy depository requirements imposed by state regulatory agencies. Due to the significant cash and investments maintained by the Company, these requirements do not pose a significant liquidity burden on the Company. The Company believes that cash flow from continuing operations, together with the existing cash and investments on hand and other available sources of financing, should be adequate to meet operating capital and regulatory needs for the foreseeable future.

Credit Facilities

Please see information set forth in Note 5 of Notes to Consolidated Financial Statements herein.

Impact of Inflation

Management believes that the Company's operations are not materially affected by inflation. The Company believes that a majority of its costs are capitated or fixed in nature and are directly related to membership levels, and therefore related to premium levels.

Risk Factors

In addition to the Risk Factors set forth in the Company's 1998 Annual Report on Form 10-K, we have received a letter from NASDAQ indicating that the Company no longer meets the tangible net asset requirement for continued listing on the NASDAQ National Market under Maintenance Standard Number 1. We have provided NASDAQ our proposal for achieving compliance, which we believe may result in our meeting all NASDAQ National Market listing requirements under Maintenance Standard Number 2, although no assurance can be made that after the applicable hearing and appeal periods, we will be able to maintain our NASDAQ National Market listing. In such event, the trading ability of our stock may be impaired.

Year 2000 Compliance

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

As part of the Company's proactive approach to automation, the Company began planning an awareness activity as early as January 1996 and incorporated Year 2000 compliance into its business continuity plans. As a result, the Company purchased and is in the final implementation process of upgrading any and all information systems software and hardware. The implementation of such new and upgraded computer information systems will recognize the Year 2000 and process date data correctly, including the Company's manipulation of data when dates are in the 20th or 21st century. The Company executed its initial steps in 1996 when it continued to enhance its information systems, including all hardware and software products, individually and in combination, to better manage operational resources and analysis of data. A review was also performed to determine the future needs of the Company and to enhance technology to better enable the Company to provide its services. In addition, as a foundation for developing and executing its Year 2000 compliance program, SafeGuard utilized and integrated Year 2000 compliance programs developed by both Federal and State governments and corporate industry leaders. Moreover, SafeGuard developed a comprehensive five-phase approach for all of its Year 2000 program activities and management processes. The five phases are included in the following table and indicates the percentage completed as of March 31, 1999.

                                                                   Anticipated
Program Goals                    Start Date     Date Completed   Completion Date
-------------                    ----------     --------------   ---------------
Planning and Awareness           1 Jan 1996       1 Jun 1997           N/A
Assessment                       1 Jun 1996       1 Jan 1998           N/A
Renovation                       1 Dec 1996       1 Jan 1999           N/A
Validation                       1 Jan 1997       In Process       1 Jun 1999
Implementation                   1 Jun 1996       In Process       1 Jun 1999

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

As indicated in the above-referenced chart, the Company completed Phase 1 Planning and Awareness on or about June 1, 1997, Phase 2 Assessment on or about January 1, 1998, and Phase 3 Renovation of all of its IT and other systems and related facilities on or about January 1, 1999. In addition, the Company anticipates completing Phase 4 Validation and beginning Phase 5 Implementation of such Year 2000 Compliant IT and other systems and facilities by June 1, 1999.

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

The Company has begun to develop contingency/recovery plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company has begun to develop reasonably likely failure scenarios for its critical IT systems and external relationships and the embedded systems. Once these scenarios are identified, the Company will develop plans that are designed to reduce the impact on the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. The Company expects contingency/recovery planning to be substantially complete by June 1, 1999.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides a "safe harbor" for forward-looking statements, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of these safe harbor provisions

The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations concerning any future premium pricing levels, future dental health care expense levels, the Company's ability to continue to comply with the NASDAQ National Market listing standards, the Company's ability to control health care, selling, general and administrative expenses, items discussed under heading "Year 2000" and all other statements that are not historical facts, are forward looking statements. Words such as expects, projects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Actual results may differ materially from those projected in the forward looking statements, if any, which statements involve risks and uncertainties. The Company's ability to expand is affected by competition not only in benefit program choices, but also the number of dental plan competitors in the markets in which the Company operates. Certain large employer groups and other purchasers of commercial dental health care services continue to demand minimal premium rate increases, while limiting the number of choices offered to employees. In addition, securing cost effective contracts with dentists may become more difficult in part due to the increased competition among dental plans for dentist contracts. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs, while providing members with quality dental care. Factors such as levels of utilization of dental health care services, new technologies, specialists costs, and numerous other external influences may effect the Company's operating results. Any critical unresolved Year 2000 issues at the Company or its Vendors could have a material adverse effect on the Company's results of operations, liquidity or financial condition. In addition, the Company's expectations about the future costs and timely and successful completion of its Year 2000 Program are subject to uncertainties that could cause actual results to differ materially from what has been discussed above under the heading "Year 2000." Factors that could influence the amount of future costs and the completion dates and effectiveness of remediation, testing and certification and contingency planning efforts include the Company's success in identifying IT systems and embedded systems that contain two-digit year codes, the nature and amount of required reprogramming, testing and certification, the rate and magnitude of related labor and consulting costs, the availability of qualified personnel and the success of the Company's external relationships in addressing their own Year 2000 issues. The Company's expectations for the future are based on current information and evaluation of external influences. Changes in any one factor could materially impact the Company's expectations relating to premium rates, benefit plans offered, membership growth, the percentage of health care expenses, and as a result, profitability and therefore, effect the forward looking statements which may be included in these reports. In addition, past financial performance is not necessarily a reliable indicator of future performance. An investor should not use historical performance alone to anticipate future results or future period trends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to material risk from interest rate or foreign currency exchange rate fluctuations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in litigation arising in the normal course of business. In the opinion of management, the defense costs and/or ultimate outcome of such litigation is covered by insurance or will not have material effect on the Company's financial position or results of operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Please see information set forth in Note 5 of Notes to Consolidated Financial Statements herein.

ITEM 5. OTHER INFORMATION

Please see information set forth in Notes 4 and 5 of Notes to Consolidated Financial Statements herein, and the section on Risk Factors in Part I., Item 2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 EXHIBIT
 NUMBER                              DESCRIPTION
 -------                             -----------
  10.18 Default Forbearance Agreement and Irrevocable Power of Attorney, dated as of February 12, 1999(1)

  27.1       Financial Data Schedule

--------------
(1) Referenced, disclosed and filed as an exhibit to Company's Annual Report on Form 10-K for the period ended December 31, 1998.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed by the Company with the Securities and Exchange Commission during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on the 14th of May, 1999.


                                        SAFEGUARD HEALTH ENTERPRISES, INC.

                                        By: /s/ STEVEN J. BAILEYS, D.D.S.
                                            ------------------------------------
                                            Steven J. Baileys, D.D.S.,
                                            Chairman and Chief Executive Officer


                                        By: /s/ ROBERT J. POMMERSHEIM
                                            ------------------------------------
                                            Robert J. Pommersheim,
                                            Interim Chief Financial Officer
                                            (Chief Accounting Officer)

                                 EXHIBIT LIST


 EXHIBIT
 NUMBER                              DESCRIPTION
 -------                             -----------
  10.18 Default Forbearance Agreement and Irrevocable Power of Attorney, dated as of February 12, 1999(1)

  27.1       Financial Data Schedule

--------------
(1) Referenced, disclosed and filed as an exhibit to Company's Annual Report on Form 10-K for the period ended December 31, 1998.