Form 10-Q
period 1999-06-30
SAFEGUARD HEALTH ENTERPRISES INC
filed 1999-08-13
CIK 727303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                         Commission file number 0-12050


                       SAFEGUARD HEALTH ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                                52-1528581
----------------------------                                -------------------
(State or other jurisdiction                                 (I.R.S. Employer
     of incorporation)                                      Identification No.)


                                  95 ENTERPRISE
                          ALISO VIEJO, CALIFORNIA 92656
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (949) 425-4300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares outstanding of registrant's common stock, par value $.01 per share, at June 30, 1999, was 4,747,498 shares (not including 3,274,788 shares of common stock held in treasury).

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                         INFORMATION INCLUDED IN REPORT


                                                                            Page
                                                                            ----
Part I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements                                  3

           Consolidated Statements of Financial Position                      3

           Consolidated Statements of Income                                  4

           Consolidated Statements of Cash Flows                              5

           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        15

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 15

Item 2.    Changes in Securities and Use of Proceeds                         15

Item 3.    Defaults Upon Senior Securities                                   15

Item 5.    Other Information                                                 16

Item 6.    Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                   19


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (000'S OMITTED)

                                                                                              June 30, 1999   December 31, 1998
                                                                                              -------------   -----------------
                                                                                               (Unaudited)
ASSETS

Current assets:
   Cash                                                                                          $  3,440        $  3,256
   Investments available for sale, at estimated fair value                                          3,721           2,959
   Accounts receivable, net of reserves of
      $3,264 in 1999 and $2,954 in 1998                                                             4,917           4,641
   Notes receivable, net of allowances of $24,765 in 1999 and $17,305 in 1998                       3,052          10,892
   Income taxes receivable                                                                          4,076             485
   Prepaid expenses and other current assets                                                          653             478
   Deferred income taxes                                                                            6,478           6,672
   Assets held for sale                                                                                --           3,562
                                                                                                 --------        --------
               Total current assets                                                                26,337          32,945
                                                                                                 --------        --------
   Property and equipment, net                                                                      6,384           6,105
   Investments available for sale, at estimated cost                                                4,993           4,225
   Notes receivable - long term, net of allowances of $2,523 in 1999
      and $2,601 in 1998                                                                            4,161           4,083
   Other assets                                                                                       237             240
   Goodwill, net of accumulated amortization of $1,930 in 1999 and
      $1,563 in 1998                                                                               27,547          27,914
   Intangibles and covenant not to compete, net of accumulated amortization of
      $2,517 in 1999 and $2,059 in 1998                                                             3,385           3,893
    Deferred income taxes - long term                                                                 539             539
                                                                                                 --------        --------
               Total assets                                                                      $ 73,583        $ 79,944
                                                                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                                                               $  7,050        $  8,000
   Current portion of note payable                                                                    548           1,894
   Accounts payable and accrued expenses                                                           11,919          10,905
   Income taxes payable                                                                                69              --
   Reserves for incurred but not reported claims                                                    4,224           3,558
   Deferred revenue                                                                                 1,158           1,022
                                                                                                 --------        --------
              Total current liabilities                                                            24,968          25,379

Long-term debt                                                                                     32,500          32,500
Accrued compensation agreement                                                                        293             311

Stockholders' equity
   Common stock $.01 par value; 30,000,000 shares authorized;
       4,747,000 in 1999 and in 1998 shares outstanding, stated at                                 21,509          21,509
   Preferred stock - $.01 par value; 1,000,000 shares authorized;
       no shares issued or outstanding                                                                 --              --
   Retained earnings                                                                               12,461          18,722
   Net unrealized loss on investments available for sale, net of deferred taxes                       (25)           (354)
   Treasury stock, at cost                                                                        (18,123)        (18,123)
                                                                                                 --------        --------
               Total stockholders' equity                                                          15,822          21,754
                                                                                                 --------        --------
                                                                                                 $ 73,583        $ 79,944
                                                                                                 ========        ========


           See accompanying Notes to Consolidated Financial Statements

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                                            Three months ended     Six months ended
                                                                                 June 30,               June 30,
                                                                          ------------------------------------------
                                                                            1999        1998        1999        1998
                                                                            ----        ----        ----        ----
Revenues                                                                  $ 25,050    $ 24,440    $ 49,805    $ 48,836

Expenses:
     Health care services                                                   16,509      16,288      32,951      32,719
     Selling, general and administrative                                     9,339       6,857      17,051      14,158
                                                                          --------    --------    --------    --------
               Total expenses                                               25,848      23,145      50,002      46,877
                                                                          --------    --------    --------    --------

               Operating income                                               (798)      1,295        (197)      1,959

Other income                                                                   789         534       2,341       1,504
Other expense                                                              (10,355)                (10,355)
Interest expense                                                            (1,102)       (973)     (2,049)     (1,895)
                                                                          --------    --------    --------    --------

Income from continuing operations before provision for
  income taxes and discontinued operations                                 (11,466)        856     (10,260)      1,568
Provision for income taxes                                                  (4,420)       (370)     (3,999)        683
                                                                          --------    --------    --------    --------

Income from continuing operations before discontinued operations
                                                                            (7,046)        486      (6,261)        885

Loss from discontinued operations net of taxes                                             (58)                    (58)
                                                                          --------    --------    --------    --------
          Net income                                                      $ (7,046)   $    428    $ (6,261)   $    827
                                                                          ========    ========    ========    ========
Basic earning per share:
      Income from continuing operations                                   $  (1.48)   $   0.10    $  (1.32)   $   0.18
      Income from discontinued operations                                 $   0.00    $  (0.01)   $   0.00    $  (0.01)
                                                                          --------    --------    --------    --------
      Net income                                                          $  (1.48)   $   0.09    $  (1.32)   $   0.17
                                                                          ========    ========    ========    ========

Weighted average shares outstanding                                          4,747       4,747       4,747       4,747

Diluted earning per share:
      Income from continuing operations                                   $  (1.48)   $   0.10    $  (1.32)   $   0.18
      Income from discontinued operations                                 $   0.00    $  (0.01)   $   0.00    $  (0.01)
                                                                          --------    --------    --------    --------
      Net income                                                          $  (1.48)   $   0.09    $  (1.32)   $   0.17
                                                                          ========    ========    ========    ========

Weighted average shares outstanding                                          4,747       4,820       4,747       4,820


          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)

                                                                                 Six months ended
                                                                                     June 30,
                                                                              ---------------------
                                                                                1999          1998
                                                                                ----          ----
Cash flows from operating activities:
   Net income                                                                 $(6,261)      $   827
   Adjustments to reconcile net income to net cash provided by
      (used in) continuing operations:
   Loss on discontinued operations                                                 --            96
   Loss on valuation of assets                                                  9,491            --
   Depreciation and amortization                                                1,507         1,457
   Deferred income taxes                                                          194           (95)
   Changes in operating assets and liabilities:
               Accounts and notes receivable, net                              (1,903)         (165)
               Income taxes receivable                                         (3,592)           (1)
               Prepaid expenses and other current assets                         (172)          106
               Accounts payable and accrued expenses                            1,076           850
               Income taxes payable                                                69          (374)
               Deferred revenue                                                   137           264
               Reserves for incurred but not reported claims                      666          (325)
                                                                              -------       -------
                    Net cash provided by continuing operations                  1,212         2,640
                    Net cash used in discontinued operations                       --        (4,016)
                                                                              -------       -------
                    Net cash provided by (used in) operating activities         1,212        (1,376)
                                                                              -------       -------

Cash flows from investing activities:
   Purchase of investments available for sale                                  (2,838)       (2,342)
   Proceeds from sales/maturity of investments available for sale               1,636         3,705
   Purchase of investments held to maturity                                        --        (1,658)
   Proceeds from maturity of investments held to maturity                          --         4,739
   Proceeds from the sale of assets                                             3,000            --
   Purchases of property and equipment                                           (911)       (1,237)
   Issuance of notes receivable                                                    --          (550)
   Payments received on notes receivable                                          399            --
   Additions to intangibles and other assets                                       --            65
                                                                              -------       -------
                    Net cash provided by investing activities                   1,286         2,722
                                                                              -------       -------

Cash flows from financing activities:
   Proceeds from bank loan                                                         --         8,000
   Payments on bank loan                                                         (950)           --
   Payments on accrued compensation agreement                                     (18)          (18)
   Payments on notes payable                                                   (1,346)       (9,096)
                                                                              -------       -------
                    Net cash (used in) provided by financing activities        (2,314)       (1,114)
                                                                              -------       -------

Net increase (decrease) in cash                                                   184           232
Cash at beginning of period                                                     3,256         3,652
                                                                              -------       -------
Cash at end of period                                                         $ 3,440       $ 3,884
                                                                              =======       =======

          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF REPORTING
---------------------------

The accompanying unaudited Consolidated Financial Statements of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") for the quarter ended June 30, 1999, have been prepared in accordance with generally accepted accounting principles applicable to interim periods, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. This information should be read in conjunction with the Consolidated Financial Statements and Notes, including Significant Accounting Policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Management believes that the disclosures herein are adequate to make the information presented not misleading. As described in Note 6 herein, the operating results for the quarter ended June 30, 1998 have been reclassified to reflect the effect of the discontinued operation of the general dental practices and the orthodontic practices.

NOTE 2:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE
----------------------------------------------------

Since October 1986, the Company's Board of Directors has, at various times, authorized the repurchase of up to 4,510,888 shares of its common stock through open market or private transactions. As of June 30, 1999, a total of 3,819,088 shares had been acquired. All shares acquired prior to August 24, 1987, have been retired as required by California law. All shares acquired after the August 24, 1987 reincorporation in Delaware are being held as treasury stock at an average cost of $5.54 per share.

Earnings per share have been restated to conform with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share excludes the effect of all potentially dilutive securities. Diluted earnings per share includes the effect of all potentially dilutive common securities. For the quarters ended June 30, 1999 and 1998 the current presentation of diluted earnings per share is identical to the Company's former presentation of primary earnings per share.

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share, which becomes effective for fiscal years ending after December 15, 1997. FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share, and its objective is to simplify the computation of earnings per share, and to make the U.S. standard for computing earnings per share more compatible with the standards of other countries. The statement requires that all prior period earnings per share data presented shall be restated. The Company adopted FAS 128 in fiscal year 1997 as required, and for the quarters ended June 30, 1999 and 1998, the current presentation of diluted earnings per share is identical to the Company's former presentation of primary earnings per share.

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

                                        Six months ended June 30,
                                        -------------------------
                                           1999          1998
                                           ----          ----
Net income                               $(6,261)      $   827
Unrealized loss on investments, net          (25)         (855)
                                         -------       -------
     Total comprehensive income          $(6,286)      $   (28)
                                         =======       =======

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

In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, which becomes effective for fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect the adoption of FAS 133 to have a significant impact on the Company's financial position or results of operations.

NOTE 4:  DISCONTINUED OPERATIONS
--------------------------------

On February 26, 1998, the Company announced the discontinuance of its orthodontic practices. On April 1, 1998, the Company completed the sale of its orthodontic practices to Pacific Coast Dental, Inc./Associated Dental Services, Inc., and affiliated dentists. The practices were sold for $15 million in 8.5% long-term notes. The transaction included the sale of all assets and associated liabilities of the orthodontic practices and a long-term commitment from the purchaser to continue to provide orthodontic services to members of a subsidiary of the Company. The assets of the orthodontic practices sold consist of accounts receivable, supply inventory and dental equipment. The Company recorded a loss of $96,000 net of $38,000 in taxes on the sale of the discontinued orthodontic practices in the second quarter 1998.

In the fourth quarter of 1998 and as part of an ongoing review process, the Company ascertained that some of the promissory notes granted to the Company by the purchasers of certain general and orthodontic practices were not performing at currently stated levels and such purchasers were unable to service such promissory notes pursuant to the terms and conditions thereof. As a result, the Company reduced the value of the promissory notes on its books so that they reflect management's then current estimate of their market value. Rather than the Company exercising its right to foreclose on the promissory notes, the Company entered into a Default Forbearance Agreement and an Irrevocable Power of Attorney with the purchasers, which will enable the Company to resell either the assets or the promissory notes relating to the practices.

As part of management's continuing evaluation of the promissory notes given to the Company in connection with the sale of those dental practices, the Company has ascertained that a further reduction in value of the promissory notes is prudent and appropriate and as such has recorded an additional asset impairment charge of $7.6 million in connection therewith. The Forbearance Agreement and Irrevocable Power of Attorney referred to above given to the Company by the purchaser of certain of these general dental and orthodontic practices expires on August 12, 1999. Absent an extension of such agreements, the Company will be unhindered in taking any action upon the assets to protect its interest. The Company intends to exercise any and all prudent and appropriate actions depending upon the circumstances, which may include the foreclosure on some or all of the assets, which are subject to the purchase agreements referred to above and the subsequent sale of such assets to an unaffiliated third party.

In connection therewith, the Company has entered into a Letter of Intent to sell such assets to an unaffiliated third party. The agreement to sell such dental and orthodontic assets is subject to the execution of definitive agreements, the satisfaction of due diligence, certain standard closing conditions and appropriate regulatory approvals. Although there is a Letter of Intent to sell such assets in effect, no assurance can be given that the parties will execute definitive and binding agreements with respect to the sale of such assets.

NOTE 5:  CREDIT AGREEMENTS
--------------------------

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

As a result of underperforming notes related to the sale of the dental offices that were previously sold and discontinued, a reduction in the value of the Company's former headquarters building in Anaheim, California, which the Company sold in June 1999, severance payments to a number of former employees who left the Company in the fourth quarter of 1998 as a result of the Company's continuing efforts to streamline its operations, and expenses for a reduction in its account receivable balances, which may be uncollectible, as ascertained after the Company completed its systems conversion in October 1998, as of the end of the fourth quarter of 1998, the Company was not in compliance with the Bank and Hancock loan covenant requirements.

As a result of these conditions, the Company executed definitive agreements with Hancock to restructure the debt owed by the Company, which was referenced, disclosed and filed as an exhibit to the Company's Report on Form 8-K dated June 4, 1999. The Notes have been modified to provide for an interest rate increase from 7.91% to 9.91% from the date that the Company and Hancock executed the definitive documents. Thereafter, the interest rate will decrease to 8.91% and then to 7.91% after the Company has satisfied certain conditions. The Company also became responsible for all reasonable out-of-pocket attorneys' fees and costs, and consultant's fee incurred by Hancock after January 1, 1999. In consideration of this agreement, Hancock has waived all existing defaults or events of defaults through May 28, 1999. The sale of certain assets of the Company will also not be considered an event of default under the agreement with Hancock so long as the proceeds are used to repay Hancock in accordance with the amendments to the agreement.

Various technical terms, covenants and provisions of the agreement relating to consolidated net worth, interest expense coverage and limitation on consolidated total debt were amended. New provisions include a requirement for the Company to provide Hancock of any notice of intent to audit received by the Company from any regulatory agency, copies of correspondence from any regulatory agency and the Company's response thereto. In addition, the Company is not to declare dividends or other distributions, and not incur any liens on the Company's subsidiary's stock. The Company is also required to provide consolidated financial reports and cash flows at regular intervals. The Company is also required to pay from the proceeds of certain sales of assets owned by the Company, specified amounts to Hancock on a prorata basis, including the sale of the Company's former headquarters building (the "Building"), and certain promissory notes owned by the Company.

The agreement also provides that prior to December 31, 1999, the Company may satisfy all of the financial obligations due to Hancock without prepayment penalty. The Company also issued to Hancock non-transferable and cancelable warrants representing the right to acquire 382,000 shares of the Company's common stock, which are exercisable at any time after January 1, 2000, and prior to December 31, 2003, at a price per share of $4.54. However, the warrants will be automatically canceled on the date the Company's debt to Hancock is satisfied in full by December 31, 1999. Certain "piggyback" and demand registration rights with respect to the warrants have been granted to Hancock.

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

The Company has also executed definitive documents with the Bank to extend the maturity date of the existing obligation to January 29, 2000, which was referenced, disclosed and filed as an exhibit to the Company's Report on Form 8-K dated June 4, 1999. The interest rate which shall be paid by the Company to the Bank from and after the closing date of May 28, 1999 will be equal to the prime interest rate, plus 4%. Thereafter, the rate shall be prime plus 3% and then the rate shall be prime plus 1.5% thereafter until paid in full upon the Company satisfying certain conditions. The Company is also required to make certain principal payment reductions during specified periods and in specified amounts, consisting of the payment of proceeds received from the sale of certain promissory notes owned by the Company, and certain promissory notes, after appropriate regulatory approval is received, owned by a subsidiary of the Company relating to previously sold general dental and orthodontic dental practices, the payment of a portion of the 1998 federal tax refund, and a portion of the net cash proceeds of the sale of Building. The Company also granted to Hancock and the Bank a first priority deed of trust on the Building, delivery of any promissory notes given to the Company in connection with the sale of the Building, and certain other promissory notes owned by the Company, to a collateral agent for the benefit of Hancock and the Bank.

The agreement also provides that prior to the extended maturity date, the Company may repay the Bank in full without penalty. The Company is obligated to pay reasonable out-of-pocket attorneys' fees and costs incurred by the Bank through the closing date, and certain consulting fees for consultants required to be hired by the Company.

In consideration of the agreement, the Bank waived all existing defaults and has extended the payment obligation of outstanding principal and interest due to the Bank. Additionally, the Company will provide the Bank with monthly consolidated financial statements and covenants compliance certificates, all Securities and Exchange Commissions filings, and other financial documents as they may reasonably request, and the same notice requirements as described above. Certain standard conditions were required as a condition of closing.

NOTE 6:  RESTATEMENT OF QUARTERLY INFORMATION
---------------------------------------------

The following balance sheet accounts for the quarter ended June 30, 1998 were restated as follows (in 000's):

                                                  As Previously
                                                    Recorded         As Restated
                                                  -------------      -----------
   Prepaid and other current assets                 $  1,361          $    923
   Property and equipment, net                        10,184             9,998
   Notes receivable                                   21,753            19,668
                                                    --------          --------
          Total Assets                              $ 91,630          $ 88,921
                                                    ========          ========

   Accounts payable and accrued expenses            $  5,907          $  6,043
   Income taxes payable                                   --              (374)
   Deferred revenues                                   1,341             1,441
   Deferred income taxes                               2,789             1,976
   Retained earnings                                  32,401            30,643
                                                    --------          --------
Total Liabilities and Stockholders' Equity          $ 91,630          $ 88,921
                                                    ========          ========

The following income statement accounts for the three months ended June 30, 1999 was restated as follows (in 000's except per share data):

                                                                               As Previously
                                                                                  Recorded             As Restated
                                                                               -------------           -----------
Selling, general and administrative                                                $ 6,567               $ 6,857

Income from continuing operations before tax                                         1,246                   856
Provision for income taxes                                                             538                   370
                                                                                   -------               -------
Net income from continuing operations before discontinued operations                   708                   486
Net income from discontinued operations                                              1,214                   (58)
                                                                                   -------               -------
                           Net income                                              $ 1,922               $   428
                                                                                   =======               =======
Basic earnings (loss) per share:
   Income from continuing operations per share                                     $  0.15               $  0.10
   Income from discontinued operations per share                                   $  0.26               $ (0.01)
                                                                                   -------               -------
                           Net income (loss) per share                             $  0.41               $  0.09
                                                                                   =======               =======

   Weighted average shares                                                           4,747                 4,747

Diluted earnings per share:
   Income from continuing operations per share                                     $  0.15               $  0.10
   Income from discontinued operations per share                                   $  0.25               $ (0.01)
                                                                                   -------               -------
                           Net income (loss) per share                             $  0.40               $  0.09
                                                                                   =======               =======
   Weighted average shares                                                           4,802                 4,802


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the attached consolidated financial statements and notes thereto.

=====================================================================================================================
                                                                                           1999 versus 1998
                                                                                       Six months ended June 30,
                                                                                  -----------------------------------
                                                                                   Increase/                  Percent
                                                                                  (Decrease)                  Change
---------------------------------------------------------------------------------------------------------------------
Results of operations (000's omitted)

Health care revenues                                                               $   969                      2.0
---------------------------------------------------------------------------------------------------------------------
Health care expenses                                                               $   232                      0.7
---------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                                       $ 2,893                     20.4
---------------------------------------------------------------------------------------------------------------------
Other income, net                                                                  $   837                     55.7
---------------------------------------------------------------------------------------------------------------------
Interest expense                                                                   $   154                      8.1
---------------------------------------------------------------------------------------------------------------------
Net income                                                                         $(7,088)                  (857.1)
=====================================================================================================================

1999 Versus 1998
----------------

Health care revenues for the quarter ended June 30, 1999 were $25,050, or a 2.5% increase over the corresponding period a year ago which represents the improved customer and product mix implemented by the Company over the last twelve months. The increase of $969 or 2.0% for the six months ended June 30, 1999 further demonstrates this improvement.

Health care expenses for the three months ended June 30, 1999 increased $221, or 1.4%. Health care expense as a percentage of health care revenues improved by 0.7% from 66.6% of revenues for the three months ended June 30, 1998, to 65.9% for the same period in 1999. For the six-month period, health care expenses increased $232 or 0.7% but decreased as a percent of revenue from 67.0% in 1998 to 66.2% in 1999. This improvement was primarily as a result of the effect of the continued improvements in the Company's health care cost ratios in its existing business as well as cost control measures implemented in recent quarters.

Selling, general and administrative expenses for the three months ended June 30, 1999, increased $2,482, or 37.3% of revenue compared to 28.1% of revenue for the same period a year ago. Similarly, the six-month results reflect an increase of 20.4% or $2,893 over the same period a year ago. This was impacted by the Company's relocation of its Corporate and Western Region operations from Anaheim, California to Aliso Viejo, California together with one-time costs to adopt a more conservative approach to reserving for uncollectable accounts receivable.

Other income for the three months ended June 30, 1999 was $789, which increased from $534 for the same period a year ago and increased $837 or 55.7% for the six-month period. This was largely due to gains on the sale of certain securities coupled with interest recorded on notes receivable resulting from the sale of certain dental practices. Other expenses, which include costs associated with the restructuring of the Company's debt, which was finalized during the second quarter, and a reduction in the value of certain dental practice notes consistent with a Letter of Intent executed by the Company for the resale of the dental practice assets which secure the notes. Interest expense of $1,102 for the three months ended June 30, 1999 and $2,049 for the six months ended June 30 are the result of the interest associated with the Senior Notes and the $8 million revolving working capital credit facility pursuant to the terms and conditions of the restructuring agreements. This represents an increase of $129 from $973 for three months and $154 for six months as compared to the prior year periods.

Net income for the three months ended June 30, 1999, was $(7,046), which resulted from the factors discussed above. Net income for the same period in 1998 was $428. Net income for the six months ended June 30, 1999 is $(6,261) compared to $827 in the prior year.

Business Segment Information
----------------------------

The Company is engaged in a single business segment: the provision of dental benefits to employer groups, associations and individuals.

Liquidity and Capital Resources
-------------------------------

The Company's capital and operational cash requirements have been met principally from operating cash flows, and corporate borrowings, and this is expected to continue.

At June 30, 1999, the current ratio was 1.1 to 1.0. The Company's net worth was $15.8 million compared to $21.8 million a year earlier. The Company had $9.2 million of cash and investments as of June 30, 1999 compared to $6.2 million a year earlier. As a result of its regulated nature, the Company is required to maintain various regulatory bank accounts in an aggregate amount of approximately $7.0 million to satisfy depository requirements imposed by state regulatory agencies. Due to the significant cash and investments maintained by the Company, these requirements do not pose a significant liquidity burden on the Company. The Company believes that cash flow from continuing operations, together with the existing cash and investments on hand and other available sources of financing should be adequate to meet operating capital and regulatory needs for the foreseeable future.

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

Risk Factors
------------

In addition to the Risk Factors set forth in the Company's 1998 Annual Report on Form 10-K, we have received a notice from NASDAQ indicating that the Company no longer meets the tangible net asset requirement for continued listing on the NASDAQ National Market under Maintenance Standard Number 1. We have provided NASDAQ our proposal for achieving compliance, which may result in our meeting all NASDAQ National Market listing requirements under Maintenance Standard Number 2. A hearing on this matter was held on July 16, 1999 in Washington, D.C., at which time additional information was provided to NASDAQ. The Company has not yet received the ruling from the NASDAQ hearing panel, and no assurance can be made that after any applicable appeal periods, the Company will be able to maintain our NASDAQ National Market listing. In such event, the trading ability of its stock may be impaired.

Year 2000 Compliance
--------------------

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

As part of the Company's proactive approach to automation, the Company began planning an awareness activity as early as January 1996 and incorporated Year 2000 compliance into its business continuity plans. As a result, the Company purchased and is in the final implementation process of upgrading any and all information systems software and hardware. The implementation of such new and upgraded computer information systems will recognize the Year 2000 and process date data correctly, including the Company's manipulation of data when dates are in the 20th or 21st century. The Company executed its initial steps in 1996 when it continued to enhance its information systems, including all hardware and software products, individually and in combination, to better manage operational resources and analysis of data. A review was also performed to determine the future needs of the Company and to enhance technology to better enable the Company to provide its services. In addition, as a foundation for developing and executing its Year 2000 compliance program, SafeGuard utilized and integrated Year 2000 compliance programs developed by both Federal and State governments and corporate industry leaders. Moreover, SafeGuard developed a comprehensive five-phase approach for all of its Year 2000 program activities and management processes. The five phases are included in the following table and indicates the percentage completed as of June 30, 1999.

======================================================================================================================
                                                                                                    Anticipated
Program Goals                                     Start Date              Date Completed          Completion Date
----------------------------------------------------------------------------------------------------------------------
Planning and Awareness                            1 Jan 1996                1 Jun 1997                  N/A
----------------------------------------------------------------------------------------------------------------------
Assessment                                        1 Jun 1996                1 Jan 1998                  N/A
----------------------------------------------------------------------------------------------------------------------
Renovation                                        1 Dec 1996                1 Jan 1999                  N/A
----------------------------------------------------------------------------------------------------------------------
Validation                                        1 Jan 1997                In Process              1 Sept 1999
----------------------------------------------------------------------------------------------------------------------
Implementation                                    1 Jun 1996                1 Jun 1999                  N/A
======================================================================================================================

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

As indicated in the above-referenced chart, the Company completed Phase 1 Planning and Awareness on or about June 1, 1997, Phase 2 Assessment on or about January 1, 1998, and Phase 3 Renovation of all of its IT and other systems and related facilities on or about January 1, 1999. In addition, the Company anticipates completing Phase 4 Validation by September 1, 1999 and it completed Phase 5 Implementation of such Year 2000 Compliant IT and other systems and facilities by June 1, 1999.

The Company has inventoried and risk rated substantially all of its embedded systems. The results of these processes indicate that embedded systems should not present a material Year 2000 risk to the Company. The Company's remaining steps include testing selected embedded systems and remediating through replacement and/or repair and certifying systems that exhibit Year 2000 issues. The Company is focusing its testing and facilities such as data centers, service centers and communication centers. The Company completed the testing and implementation of these systems in June 1999, and anticipates that it will complete implementation by September 1, 1999. The Company has also inventoried and risk rated its systems. Substantially all of the tested systems have been found to be compliant.

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

The Company has begun to develop contingency/recovery plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company has begun to develop reasonably likely failure scenarios for its critical IT systems and external relationships and the embedded systems. Once these scenarios are identified, the Company will develop plans that are designed to reduce the impact on the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. The Company completed the contingency/recovery planning as of June 1, 1999.

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

The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations concerning any future premium pricing levels, future dental health care expense levels, the Company's continued listing on the NASDAQ National Market, the Company's ability to control health care, selling, general and administrative expenses, items discussed under heading "Year 2000" and all other statements that are not historical facts, are forward looking statements. Words such as expects, projects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Actual results may differ materially from those projected in the forward looking statements, if any, which statements involve risks and uncertainties: The Company's ability to expand is affected by competition not only in benefit program choices, but also the number of dental plan competitors in the markets in which the Company operates. Failure of the Company to maintain its NASDAQ National Market listing may impair its stock price. The ability to consummate the Company's transaction with the Investor Group may effect the financial condition of the Company. Certain large employer groups and other purchasers of commercial dental health care services continue to demand minimal premium rate increases, while limiting the number of choices offered to employees. In addition, securing cost effective contracts with dentists may become more difficult in part due to the increased competition among dental plans for dentist contracts. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs, while providing members with quality dental care. Factors such as levels of utilization of dental health care services, new technologies, specialists costs, and numerous other external influences may effect the Company's operating results. Any critical unresolved Year 2000 issues at the Company or its Vendors could have a material adverse effect on the Company's results of operations, liquidity or financial condition. In addition, the Company's expectations about the future costs and timely and successful completion of its Year 2000 Program are subject to uncertainties that could cause actual results to differ materially from what has been discussed above under the heading "Year 2000." Factors that could influence the amount of future costs and the completion dates and effectiveness of remediation, testing and certification and contingency planning efforts include the Company's success in identifying IT systems and embedded systems that contain two-digit year codes, the nature and amount of required reprogramming, testing and certification, the rate and magnitude of related labor and consulting costs, the availability of qualified personnel and the success of the Company's external relationships in addressing their own Year 2000 issues. The Company's expectations for the future are based on current information and evaluation of external influences. In addition, the financial condition of the Company may be affected by its ability to maintain compliance with the financial and operational covenants in the debt restructure agreements with its credit lenders. Changes in any one factor could materially impact the Company's expectations relating to premium rates, benefit plans offered, membership growth, the percentage of health care expenses, and as a result, profitability and therefore, effect the forward looking statements which may be included in these reports. In addition, past financial performance is not necessarily a reliable indicator of future performance. An investor should not use historical performance alone to anticipate future results or future period trends.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On July 8, 1999, the Company's Stockholders Rights Plan was amended so that the transactions described in Part II Item 5 below will not trigger issuance of the Rights thereunder. Such amendment is filed with this Report as Exhibit 10.23.

(c) On May 28, 1999, the Company issued to the John Hancock Life Insurance Company ("Hancock") non-transferable and cancelable warrants representing the right to acquire 382,000 shares of the Company's common stock, which are exercisable at any time after January 1, 2000, and prior to December 31, 2003, at a price per share of $4.54. The warrants were issued in consideration of the restructure by Hancock of the Company's debt to Hancock. See Note 5 to the Consolidated Financial Statements. The warrants will be automatically canceled if the Company's debt to Hancock is satisfied in full by December 31, 1999. Certain "piggyback" and demand registration rights with respect to the warrants have been granted to Hancock.

The warrants were issued by the Company in reliance on the exemption provided by
Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Please see information set forth in Note 5 of Notes to Consolidated Financial Statements herein.

ITEM 5.  OTHER INFORMATION

On June 30, 1999, the Company announced that it executed a definitive agreement (the "Agreement") with an investor group led by CAI Partners and Company and Jack R. Anderson ("Investors") to invest $40 million into SafeGuard. The transaction would involve the issuance of an aggregate of $20 million of convertible preferred stock and convertible subordinated debentures, and $20 million of 8% ten-year senior notes. The preferred stock and the debentures will be convertible into 5 million shares of common stock of the Company at a price of $4.00 per share, subject to certain adjustments and have voting rights on an as converted basis. The purchasers of the senior notes will receive warrants to purchase an aggregate of 2.5 million shares of common stock of the Company at an exercise price of $8.00 per share, subject to antidilution adjustment. As a result of the investment, the holders of the preferred stock and debentures would control a majority of the voting power of the Company and would be able to designate 50% of the directors of the Company. Moreover, as part of the transaction, a Stockholder Agreement between the Investors and Steven J. Baileys, D.D.S., the Company's Chairman of the Board and Chief Executive Officer, was also executed, which among other things, requires that Dr. Baileys and a family trust which he controls, vote as stockholders in favor of the Agreement. The Agreement, together with all Exhibits thereto, and the Stockholder Agreement with Dr. Baileys were referenced, disclosed and filed as exhibits to the Company's Current Report on Form 8-K, dated June 30, 1999. The Stockholder Agreement with the Baileys Family Trust is in the same form except that it relates to shares owned by the Trust.

The proceeds of this transaction will be used to repay existing debt of SafeGuard. At the closing of this transaction, the existing agreements with SafeGuard's current senior note holders and line of credit lender will be terminated.

The transaction is subject to approval by the Company's stockholders, approval by various regulatory agencies, including agencies in states in which the Company does business, and other customary conditions. The Company's Stockholders Rights Plan has also been amended so that this transaction does not trigger issuance of the Rights thereunder, which is filed with this Report as
Exhibit 10.23.

The Agreement has been amended to allow for the change of the number of the Company's Board of Directors from eight (8) to six (6) upon the Closing Date of Agreement, which is filed with this Report as Exhibit 10.24.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
 2.1           Plans of Acquisition.(8)
 3.1           Articles of Incorporation.(4)
 3.2           Bylaws.(4)
10.1           1984 Stock Option Plan.(3)
10.2           Stock Option Plan Amendment.(1)
10.3           Stock Option Plan Amendment.(5)
10.4           Stock Option Plan Amendment.(6)
10.5           Amended Stock Option Plan.(10)
10.7           Employment Agreement, as Amended, dated May 25,
               1995, between Steven J. Baileys, D.D.S. and the
               Company.(7)
10.8           Employment Agreement, as Amended, dated May 25,
               1995, between Ronald I. Brendzel and the Company.(7)
10.9           Employment Agreement dated May 25, 1995, between
               John E. Cox and the Company.(7)
10.10          Form of Rights Agreement, dated as of March 22,
               1996, between the Company and American Stock
               Transfer and Trust Company, as Rights Agent.(7)
10.11          Employment Agreement dated January 5, 1997,
               between Herb J. Kaufman, D.D.S. and the Company.(10)
10.12          Credit Agreement dated September 25, 1996,
               between Bank of America National Trust and Savings
               Association and the Company.(9)
10.13          Stock Purchase Agreement between Consumers Life
               Insurance Company and SafeGuard Health Enterprises,
               Inc. dated March 6, 1997.(11)
10.14          Purchase Agreement between Associated Dental
               Services, Inc. and Guards Dental, Inc. dated August
               1, 1997.(11)
10.15          Purchase agreement between Pacific Coast Dental,
               Inc. and Guards Dental, Inc. dated August 1,
               1997.(11)
10.16          Form of Note Purchase Agreement dated as of
               September 30, 1997, and form of Promissory Note.(12)
10.17          Form of Master Asset Purchase Agreement
               effective as of April 1, 1998, and Form of Promissory Note without exhibits.(13)
10.18          Credit Agreement dated January 29, 1998, between
               Silicon Valley Bank and the Company.(14)
10.19          Default Forbearance Agreement and Irrevocable
               Power of Attorney.(15)
10.20          First Waiver and Amendment Agreement to Note
               Purchase Agreement.(16)
10.21          Amended and Restated Loan and Security Agreement
               by and between Silicon Valley Bank and SafeGuard
               Health Enterprises, Inc. dated May 27, 1999.(16)
10.22          Debenture and Note Purchase Agreement by and
               among SafeGuard Health Enterprises, Inc. and CAI
               Partners and Company II, L.P., CAI Capital Partners and Company II, L.P. and Jack R. Anderson dated as of June 29, 1999 with Exhibits A through I.(17)
10.23          First Amendment to the Rights Agreement.(18)
10.24          First Amendment to Debenture and Note Purchase
               Agreement.(18)
10.25          Form of Warrants granted to Hancock dated as of May 28, 1996.(16)
10.26          Contract for Sale of Building in Anaheim, California.
27.1           Financial Data Schedule
99.1           Stockholder Agreement by and between CAI Partners
               and Company II, L.P., CAI Capital Partners and
               Company II, L.P. and Jack R. Anderson and Steven J.
               Baileys, D.D.S., dated as of June 29, 1999.(17)

-------------------------
 (1) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-filed on September 12, 1983 (File No. 2-86472).
 (2) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on August 22, 1985 (File No. 2-99663).
 (3) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-1 filed on July 3, 1984 (File No. 2-92013).
 (4) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1987.
 (5) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1989.
 (6) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1992.
 (7) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report of Form 10-K for the period ended December 31, 1995.
 (8) Incorporated by reference herein to Exhibit D filed as an exhibit to the Company's Report on Form 8-K dated September 27, 1996.
 (9) Incorporated by reference herein to Exhibit E filed as an exhibit to the Company's Report on Form 8-K dated September 27, 1996.
(10) Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1996.
(11) Incorporated by reference to the exhibit of the same number filed as an exhibit to the Company's quarterly statement on Form 10-Q for the period ended June 30, 1997.
(12) Incorporated by reference herein to Exhibit 99.1 filed as an exhibit to the Company's Report on Form 8-K dated October 7, 1997.
(13) Incorporated by reference herein to Exhibit F filed as an exhibit to the Company's Report on Form 8-K dated April 1, 1998.
(14) Referenced and disclosed in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 and filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1998.
(15) Referenced, disclosed and filed as an exhibit to Company's Annual Report on Form 10-K for the period ended December 31, 1998.
(16) Referenced, disclosed and filed as an exhibit to Company's Report on Form 8-K dated June 4, 1999.
(17) Referenced, disclosed and filed as an exhibit to Company's Report on Form 8-K dated June 30, 1999.
(18) Referenced, disclosed and filed as an exhibit to Company's Report on Form 10-Q for the period ended June 30, 1999.

(b)      Reports on Form 8-K.

Current Reports on Form 8-K were filed with the Securities and Exchange Commission on or about June 4, 1999 regarding executed definitive agreements with credit lenders restructuring the Company's debt and June 30, 1999 regarding an executed definitive agreement with an investor group. Such Reports on Form 8-K mentioned in this Item 6 are hereby incorporated by reference herein to this Quarterly Report on Form 10-Q for the period ended June 30, 1999, as if entirely set forth herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on the 13th of August, 1999.

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