Form 10-K/A
period 1998-12-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 2000-04-14
CIK 727303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                  949.425.4300
              (Registrant's telephone number, including area code)
                                  949.425.4586
            (Registrant's fax telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE

                                      NONE
                       (Name of exchange on which listed)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000, was $5,033,804.

The  number  of  shares of the registrant's common stock outstanding as of March
31,  2000,  was  4,747,498  (not  including  3,247,788 shares held in treasury).

                                     SAFEGUARD HEALTH ENTERPRISES, INC.

                                      1998 ANNUAL REPORT ON FORM 10-K/A

                                              TABLE OF CONTENTS


                                                                                                        Page
                                                                                                        ----
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
ITEM 1. BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
ITEM 2. PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
ITEM 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . . .  19
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . .  19
ITEM 6. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . . . . . . . . . . . . . . .  28
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . . . . . . . . . . . . . . . .  29
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  29
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
ITEM 10. DIRECTORS AND/OR EXECUTIVE OFFICERS OF THE COMPANY. . . . . . . . . . . . . . . . . . . . . . .  29
ITEM 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . .  33
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . . . . . . . . . . . . . . .  35
PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .  35
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37


                                      (i)

                                     PART I

ITEM  1.     BUSINESS

In addition to historical information, the description of business below includes certain forward-looking statements, including those related to SafeGuard Health Enterprises, Inc., a Delaware corporation (the "Company"), its growth plans and business strategies, and its future operating results and financial position, as well as those related to general economic and market events and trends. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of various factors, including competition, changes in health care regulations, levels of utilization of dental health care services, new technologies, rising dental care costs, risks of acquisitions and sale of assets, ability to resell assets or notes of dental offices, waivers and/or extensions from lenders, and other risks and uncertainties as described below under "RISK FACTORS." The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

RESTATEMENT  OF  FINANCIAL  STATEMENTS

This Amendment on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the period ended December 31, 1998, as filed by the Registrant on April 15, 1998, and is being filed to reflect the restatement of the Registrant's consolidated financial statements (the "Restatement"). A summary and the impact of the Restatement is presented below and in Note 15 of Notes to the Consolidated Financial Statements.

BACKGROUND  INFORMATION  AND  ORIGINAL  ACCOUNTING

In September 1997, the Company sold several general dental practices to Pacific Coast Dental, Inc., Associated Dental Services, Inc., and affiliated dentists (the "Purchasers" or "PCD") in exchange for consideration consisting of $8.0 million of long-term promissory notes. In the Company's 1997 financial statements, the Company recorded a gain on sale of discontinued dental practices of $3.3 million (net of income taxes of $2.1 million) on this sale transaction. In April 1998, the Company sold several orthodontic practices to the Purchasers in exchange for consideration consisting of $15.0 million of long-term promissory notes. In the Company's 1998 financial statements, the Company recorded a gain of $2.1 million (net of income taxes of $1.3) on this sale transaction.

The Company also sold four other general dental practices to other purchasers in exchange for consideration consisting of long-term promissory notes. During 1997 and 1998, the purchasers of these practices conveyed the practices to the Purchasers in exchange for the assumption of the promissory notes payable to the Company. At the time of the conveyances of these practices to the Purchasers, the related promissory notes had an aggregate carrying value of $1.9 million on the Company's balance sheet, which exceeded the historical cost of the net assets of the related dental practices by $1.4 million.

In connection with the sale of the general dental and orthodontic practices to the Purchasers, the Company committed to lend the Purchasers certain amounts for working capital. As of December 31, 1997 and 1998 the working capital loans to the Purchasers amounted to $850,000 and $1.6 million, respectively. During 1997 and 1998, the Company originally recorded an aggregate of $192,000 (net of income taxes of $124,000) and $1.0 million (net of income taxes of $670,000), respectively, of interest income relating to all the various notes receivable from the Purchasers.

The Company previously recorded various reserves against the promissory notes, the working capital loans, and the accrued interest on these obligations, during 1997 and 1998, in an aggregate amount of $1.9 million and $14.4 million, respectively. The Company also received during 1997 and 1998, $227,000 and $38,000, respectively, of interest payments from the Purchasers. As a result, the total carrying value of all the amounts receivable from the Purchasers as of December 31, 1998 was $12.2 million in the previously reported consolidated balance sheet. Of the $16.3 million of total reserves that were previously recorded, $4.8 million were included in the calculation of the gains on sale discussed above, and $7.0 million were charged to expense (net of income taxes of $4.5 million) subsequent to the dates of the respective sale transactions.

RESTATEMENT

Subsequent to these transactions, the Purchasers defaulted on the amounts due to the Company. In a subsequent review of the facts and circumstances related to this matter, and based upon no new information that was not otherwise available to the Company at the time when it entered into these transactions, the Company's management has concluded that as of the dates of the initial sales, the Purchasers did not have sufficient resources to repay the notes from sources other than the operations of the purchased practices. As a result, the accompanying 1998 and 1997 financial statements have been restated from amounts previously reported to reverse the sales transactions to PCD discussed above, and the related promissory notes and the working capital loans have not been recognized in the restated financial statements. The historical cost of the net assets of the related general dental and orthodontic practices have been recorded on the Company's restated balance sheet under the caption "Assets of discontinued operations transferred under contractual arrangements." The restated financial statements do not reflect any gains on these sale transactions, and do not reflect any interest income on the related promissory notes. In addition, the carrying value of the promissory notes related to the four practices that were also transferred to the Purchasers was reduced to the historical cost of the net assets of the related dental practices, at the time of the transfers. The working capital loans are fully reserved at the time the loans were made and the Company has no further obligation to provide such working capital loans. Interest payments received have been applied to reduce the historical cost of the net assets transferred. This accounting treatment more appropriately reflects the economic substance of the transactions, as distinct from the legal form of the transactions.

The effects of the restatement have been presented in Note 15 of the Notes to the consolidated financial statements and have been reflected herein.

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

In September 1996, the Company initiated a strategic plan to sell the general dental practices of the Company's dental office subsidiary, Guards Dental, Inc. ("Guards"). Guards dental offices were primarily formed for the purpose of supplementing, in geographic areas where needed, plan coverage provided by independent contracting dental offices. All of the general dental practices owned by Guards were sold during the period from September 30, 1996 through September 30, 1997.

Effective as of April 1, 1998, the Company sold all of the orthodontic practices operated by Guards to the Purchasers. The total consideration received was a $15 million, 8 1/2%, 30-year Promissory Note, secured by all current and future assets of the Purchasers, including those assets transferred by Guards. Among other provisions, the sale agreement details the sale of various assets of the practices and a long term commitment to continue to provide orthodontic services to the members of SafeGuard Health Plans, Inc., a subsidiary of the Company. In addition to this transaction, the Purchasers had previously purchased certain of the general dental practices from the Company in September 1997, in exchange for an $8 million Promissory Note.

Due to the uncertainty of the Purchaser's ability to meet it obligations under these Promissory Notes ("Notes"), the Company has not recognized these transactions as sales for accounting purposes and accordingly has not recorded the Notes in its financial statements. The historical cost of the underlying net assets of the orthodontic and general dental practices have been segregated on the Company's balance sheet as "Assets of discontinued operations transferred under contractual arrangements" in order to appropriately convey the distinction between the legal form of the transactions and their accounting treatment. The Company is carrying the net assets of these businesses at their estimated net realizable value, and accordingly, has not recognized any gain on these transactions, including recognition of interest income on the Notes. The discontinued assets have also been reduced by the amount of interest payments received from the Purchasers.

As part of an ongoing review process, the Company ascertained that, in the fourth quarter of 1998, the Notes granted to the Company by the Purchasers were not performing pursuant to the terms and conditions thereof. Rather than the Company exercising its right to foreclose on the Notes, Guards entered into a Default Forbearance Agreement and an Irrevocable Power of Attorney with the Purchasers, which will enable the Company to either resell the assets or Notes relating to the practices. That agreement expired in July 1999, however the Company, rather than electing to exercise its rights to foreclose on the notes under the Agreement, is cooperating with the Purchasers to effect a sale of the assets related to those practices.

The Company's executive offices are located at 95 Enterprise, Aliso Viejo, California 92656; its telephone number is 949.425.4300 and its fax number is 949.425.4586.

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

The Company utilizes a local market strategy which establishes local offices responsible for sales, client services and provider relations, staffed by up to twelve individuals who are responsible to the local office executive director. Each local office is a separate profit center and has profitability responsibility and decision-making process. Some larger metropolitan areas may have more than one local office, depending upon the needs of the geographic territory. The Company also uses regional offices as training and support for the local office's sales, provider relations, client services and market management activities. Regional offices also provide provider administration, member and provider services, underwriting, financial analysis, quality improvement and dental policy administration. The Company currently has two regional offices which are responsible to provide support and training to the local offices in those regions. The Company's corporate office provides corporate governance, corporate finance, legal and regulatory services, processing policy and compliance activities, obtaining regulatory approval of new products, market research, product development and management, public relations, information systems, claims administration, billing and collections, corporate quality improvement policy and compliance activities, large case support, brokerage relationships, alternative distribution programs and business planning. The Company's stated goal is to move as much as possible of the decision-making process to the various constituencies of the Company, to better serve the member, the client and the producer by adopting the local office strategy.

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

PRODUCTS

Dental HMO Plans. The Company offers a variety of Dental HMO plans under the names SafeGuard Health Plans, SafeGuard Dental Plans and American Dental Corporation. The Company's Dental HMO plans operate similarly in each state in which business is conducted. Under the Company's Dental HMO plans, a premium is paid to the Company on behalf of the subscriber by the employer from the date the subscriber enrolls in the plan. A portion of this contribution is used by the Company to "prepay" for dental care for members through regular monthly capitation payments by the Company to a specific selected primary care dentist. The capitation rate does not vary with the nature or the extent of services utilized, but is variable based on plan design. In exchange for the capitation payments, the selected provider is obligated to provide specific dental services to plan members.

Members covered under the Company's Dental HMO plans obtain certain basic dental procedures, such as examinations, x-rays, cleanings and fillings, at no additional charge, other than, in some cases, a small per office visit copayment. The plan's established copayments for more complicated procedures provided by the selected primary care dentist, such as root canals and crowns, vary in accordance with the complexity of the service and the level of benefits provided. Most of the Company's Dental HMO plans also cover services provided by specialists participating in the panel rather than the primary care dentists selected by the subscriber, including oral surgery, endodontics, periodontics, orthodontics, and pedodontics. The Company assumes responsibility under its Dental HMO plans for such specialty care arrangements and is responsible for such payments, usually on a discounted fee-for-service basis.

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

Preferred Provider Organizations. The Company's products also include a dental plan which provides for an increased level of benefits in the event a member utilizes a dentist participating on its Preferred Provider Organization ("PPO") panel. The level of benefits provided to members who select a PPO dentist is usually increased by at least 10% and usually provides for a waiver of annual deductibles required to be paid by plan members. In exchange, the dentist has contracted to provide dental benefits to plan members at a fee which is usually discounted by at least 30% off of the dentist's usual and customary fee or the Company's fee allowance, whichever is less. Additionally, the cost savings through reduced fees charged by PPO dentists are shared by the Company and the member. In the event the member utilizes a PPO dentist, the member also receives the same level of discount off of the provider's usual and customary fee, as applied to the member's coinsurance. The Company believes that its PPO is an excellent way to enter into new markets or areas that have been traditionally difficult areas to recruit dentists into a managed care plan, since the PPO acts as a transitional step for dentists between the traditional fee-for-service plans and the Dental HMO plans offered by the Company. The indemnity insurance portion of the Company's Dual Choice and PPO dental plan is underwritten by SafeHealth Life, a subsidiary of the Company. These plans subject the Company to underwriting risks associated with over utilization and pricing variances which are different from those pricing and reimbursement mechanisms utilized by the Company's Dental HMO plans.

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

General Dental Services. On October 21, 1996, the Company implemented a strategic plan to sell all of the general dental practices owned by the Company. The assets sold consisted primarily of accounts receivable, supply inventories, equipment and leasehold improvements. Each practice sold could enter into a contract with the Company's practice management subsidiary, whereby the Company would provide certain services to support the operation of their practice, including administrative support. The Company discontinued its practice management subsidiary and terminated these agreements in 1998. See "Restatement of Financial Statements" and Note 15 of Notes to the Consolidated Financial Statements.

Orthodontic Services. On February 26, 1998, the Company announced the discontinuance of its orthodontic practices. The assets of the orthodontic practices consisted primarily of accounts receivable, supply inventory and dental equipment,which were sold on April 1, 1998, pursuant to the terms of the definitive Master Asset Purchase Agreement (the "Agreement") dated and effective as of April 1, 1998, by and among the Company and PCD. The orthodontic practices were sold for $15 million, represented by an 8 1/2% 30-year promissory note and secured by all current and future assets of the Purchasers, including those assets transferred under the Agreement made by PCD. Among other provisions, the Agreement includes a long term commitment to continue to provide orthodontic services to the members of SafeGuard Health Plans, Inc. See "Restatement of Financial Statements" and Note 15 of Notes to the Consolidated Financial Statements.

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

At December 31, 1998, approximately 5,000 primary care and specialty care dental offices, consisting of approximately 6,000 dentists, were participating panel providers on the Company's Dental HMO plans. General dentists are required to render all basic dental care and refer members to specialists only as required. Under its policy, the Company offers nearly all specialty dental services, including oral surgery, endodontics, periodontics, orthodontics, and pediatric dentistry. If the specialty care falls within the Company's guidelines, all or a substantial portion of the specialists fees are paid by the Company. Such payments were 10.3 percent and 9.6 percent of the Company's dental health care services expenses in 1998 and 1997, respectively. At December 31, 1998, the Company contracted with approximately 11,790 primary care and specialty care dentists on the Company's PPO panel.

MANAGEMENT  INFORMATION  SYSTEMS

During 1998, the Company continued to enhance its proprietary management information system to better manage its operational resources and analysis of data. These changes focused on reporting mechanisms to track regulatory compliance and data interface with clients. The Company's goal is to continue to enhance technologies to better equip the Company to compete while ultimately reducing the Company's administrative expenses. The Company also continued its development of various operating systems based upon software source code purchased in 1996 for its business operations system, which are being adapted to the specific needs of the Company. This software allows the Company to develop, in-house, a system which is used to expand the Company's management information system to all Company regional offices. This system takes advantage of the power of personal computers in the workplace. The system provides a much easier and more efficient interface using Windows-based screens. Individual users are able to quickly customize data queries for their specific needs with results directed to the screen, printer or downloaded into a word processor and/or spreadsheet. See Part 1, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations regarding Year 2000 compliance.

The Company employs a personal computer network-based general ledger system providing reporting and analysis tools which allows for the extraction and download of data to word processors and spreadsheets for further analysis. The Company also expanded the use of its electronic mail system to all its regional and sales offices. The Company has also upgraded its current network server systems to handle the increased activity within the network. The Dental HMO plan, indemnity and PPO plans, and electronic mail environments are now interconnected. With the implementation of these new and upgraded systems, the entire network is tightly integrated. These systems demonstrate the Company's proactive position in automating its computer operations and allowing it to remain competitive in the marketplace.

COMPANY-OWNED  DENTAL  FACILITIES

General Dental Practices. On October 21, 1996, the Company implemented a strategic plan to sell all of the general dental practices owned by the Company. The assets sold consisted primarily of accounts receivable, supply inventories, equipment and leasehold improvements. Each practice sold could enter into a contract with the Company's practice management subsidiary, whereby the Company would provide certain services to support the operation of their practice, including administrative support. The Company discontinued its practice management subsidiary and terminated these agreements in 1998.

Through June 1997, the Company sold fifteen general dental practices to purchasers in exchange for consideration consisting of $9.5 million of long-term promissory notes. In September 1997, the Company sold the remaining practices to Pacific Coast Dental, Inc., Associated Dental Services, Inc., and affiliated dentists (the "Purchasers" or "PCD") in exchange for consideration consisting of $8.0 million of long-term promissory notes.

During 1997 and 1998, of the fifteen practices previously sold to parties other than PCD, four of these practice were conveyed to PCD in exchange for the assumption of the promissory notes payable to the Company. At the time of the conveyances of these practices to PCD, the related promissory notes had an aggregate carrying value of $1.9 million on the Company's balance sheet, which exceeded the historical cost of the net assets of the related dental practices by $1.4 million.

Orthodontic Practices. On February 26, 1998, the Company announced the discontinuance of its orthodontic practices. The assets of the orthodontic practices consisted primarily of accounts receivable, supply inventory and dental equipment,which were sold on April 1, 1998, pursuant to the terms of the definitive Master Asset Purchase Agreement (the "Agreement") dated and effective as of April 1, 1998, by and among the Company and PCD. The orthodontic practices were sold for $15 million, represented by an 8 1/2% 30-year promissory note and secured by all current and future assets of the Purchasers, including those assets transferred under the Agreement made by PCD. Among other provisions, the Agreement includes a long term commitment to continue to provide orthodontic services to the members of the Company's dental HMO plans.

In connection with the sale of the general dental and orthodontic practices to PCD, the Company committed to lend PCD certain amounts for working capital. As of December 31, 1997 and 1998 the working capital loans to PCD amounted to $.8 million and $1.6 million, respectively.

The Company concluded that PCD did not have sufficient resources to repay the promissory notes from sources other than the operations of the purchased practices. Accordingly, the related promissory notes and the working capital loans have not been recorded in the financial statements. The historical cost of the net assets of the practices sold to PCD are reflected on the Company's balance sheet under the caption "Assets of discontinued operations transferred under contractual arrangements." The financial statements do not reflect any gains on these sale transactions, and do not reflect any interest income on the related promissory notes. In addition, the carrying value of the promissory notes related to the four practices that were ultimately transferred to PCD from other purchasers, was reduced to the historical cost of the net assets of the related practices. The working capital loans were fully reserved at the time the loans were made and the Company has no further obligation to provide such working capital loans. Interest payments received of $ .3 million have been applied to reduce the historical cost of the net assets transferred.

At December 31, 1998, rather than the Company exercising its right to foreclose on the Notes, the Company entered into a Default Forbearance Agreement and an Irrevocable Power of Attorney with the Purchasers, which will enable the Company to either resell the assets or Notes relating to the practices.

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

Under the direction of the Company, each affiliated dentist's office undergoes regular assessments to determine appropriateness of care and treatment outcomes. The Company outsources the onsite review process to several firms dedicated to this process. This policy is similar to the concept of using independent accountants to audit financial statements. By using an outside source, the Company is able to maintain a significant level of independence not always found when using employees to conduct the on-site assessments. The Company also maintains a credentialing committee and credentialing verification process through an outside source which is utilized to verify the provider's licensing status, insurance, compliance with applicable federal and state regulations, peer review society status, and other related processes with an objective approach for consistency, effectiveness, and risk management review.

The Company's Member Satisfaction Assessment Program is designed to provide the Company with valid and reliable information on members' perceptions of the value of the dental services provided, as well as how expectations are being met. The program is a fully integrated approach to monitoring and responding to customer needs, and evaluating member satisfaction. The specific functions of this program are to establish an understanding of customer expectations, assess the performance of the dentist's care relative to members' perceptions and levels of satisfaction, link member complaints with satisfaction for appropriate actionable network management, provide regular and accurate feedback to providers on members' perceptions and levels of satisfaction, and provide comparison levels for perception and levels of satisfaction measurements between different dental products.

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

The Company's Grievance Monitoring Committee provides oversight of the grievance process with particular attention paid to emerging patterns and trends, nature and volume of complaints, financial implication for the disposition of complaints, and quality of care issues. The monitoring process is enhanced through the involvement of the Quality Management and Public Policy Committees. The Quality Management Committee, at quarterly scheduled meetings, reviews grievances at the provider level and has the responsibility to make corrective action recommendations to the Company's Board of Directors based upon grievance volume, trends and/or patterns. The Public Policy Committee, at quarterly scheduled meetings, reviews grievances based on volume and type of complaints, emergent patterns and trends, and has the responsibility to make administrative, policy or plan change recommendations to the Company's Board of Directors. Both committees also review specific complaints that have exhausted the standard grievance resolution process. All grievances receive a written disposition of the resolution within 30 days of receipt of the grievance. The Company's arbitration policy is designed as a final resort for members or providers that are dissatisfied with the results of the appeals, Quality Management or Public Policy processes. Arbitration may not be initiated until the grievance, Quality Management, or Public Policy processes have been exhausted. The arbitration is conducted according to the American Arbitration Association rules and regulations.

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

Considering the Company's exposure to future claims for failure to provide coverage in addition to the secondary risk to professional liability claims, the Company carries its own professional liability insurance coverage in the amount of $10 million which it views as being adequate. However, no guarantee is made that sufficient general and/or professional liability insurance coverage will be available to the Company at an acceptable cost.

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

ACQUISITIONS

In 1996, the Company completed the acquisition of all of the outstanding shares of First American Dental Benefits, Inc., dba, American Dental Corporation ("First American"), a privately held Dental HMO company based in Dallas, Texas, and an affiliated marketing entity, for a total consideration of approximately $23.6 million. Of the purchase price, $20 million was paid at closing and the Company paid an aggregate sum of $3.6 million over 3 years pursuant to non-competition agreements entered into between the Company and the former owners of First American. The Company financed the acquisition of First American through a credit agreement with a bank. First American provides managed dental care services through a network of approximately 1,100 dental care providers to approximately 175,000 members in Texas. The acquisition of First American was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition.

In May 1997, the Company completed the acquisition of all of the outstanding shares of common stock of Advantage Dental HealthPlans, Inc. ("Advantage"), a privately held Dental HMO company based in Fort Lauderdale, Florida, for a total value of approximately $10.0 million consisting of cash and debt. As of December 31, 1998, Advantage provided benefits to approximately 125,000 members through approximately 700 dental care providers in Florida. The acquisition of Advantage was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. In October 1997, the Company renamed Advantage to SafeGuard Health Plans, Inc. In January 1998, the Company merged one of the Advantage affiliates,

Advantage Dental HealthPlans, Inc., a Missouri corporation, into its affiliate, SafeGuard Health Plans, Inc., a Missouri corporation. In August 1997, the Company completed the acquisition of all of the outstanding shares of common stock of Consumers Life Insurance Company of North Carolina ("Consumers"), a privately held dental indemnity insurance company with licenses in sixteen states. The Company purchased the licenses and obtained all the statutory deposits held on behalf of Consumers for a cash payment of $3.2 million and capitalized Consumers with total capital and surplus of $4.6 million. In connection with the acquisition of Consumers, it was redomesticated from North Carolina to Texas and renamed SafeHealth Life Insurance Company, Inc.("SafeHealth, Inc.") No active business was acquired in connection with the acquisition of Consumers by the Company. In September 1999, the Company completed the merger of SafeHealth, Inc. into its affiliate, SafeHealth Life
Insurance Company, a California corporation ("SafeHealth"), as part of a strategic plan to simplify business operations from an administrative, financial and legal perspective. The merger of SafeHealth, Inc. into SafeHealth also released surplus requirements of the no longer existing entity, SafeHealth, Inc.

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

Once plan participation is to be made available to employees, the Company's marketing efforts shift to the potential plan members. During a designated annual open enrollment period, participants may elect the Company's dental plans or opt for the other form(s) of dental benefits being offered, generally dental indemnity insurance, either offered by the Company or another insurance carrier. Generally, participating employees can enroll in or drop out of the Company's plans only during this enrollment period. Management believes that with most of its group clients, an average of approximately 10 percent to 15 percent of eligible employees select the Company's Dental HMO plan during the first open enrollment period in which it is offered and that with smaller group clients, an average of approximately 20 percent with voluntary plans select the Company's Dental HMO plan, and an average of approximately 30 percent of eligible employees with employer paid plans select the Company's Dental HMO plan during the first open enrollment period in which it is offered.

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

In the situation where the Company is successful in selling its multi-choice products to the employer, all employees are enrolled in one of the plans offered by the Company. The Company believes that the ability to offer a multi-choice option program increases the amount of revenue generated from each sale by providing the employer with the entire insurance program which may be available to its employees. This has the effect of increasing the overall per member per month rate paid by the employer for each employee since the per member per month premium for the Company's indemnity dental program is significantly higher than that which the Company charges for its Dental HMO plans. This has the overall effect of increasing the revenue generated from each dollar of expense associated with the selling of the Company's products. In 1998, approximately 60 percent of the Company's enrollment originated in the State of California, while approximately 19 percent originated in the State of Texas. No other state contributed more than 10% of the Company's enrollment during 1998.

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

INDEMNITY  INSURANCE  PLANS  -  INDEMNITY  INSURANCE  BENEFITS

As a result of its desire to respond to the changing marketplace, the Company expanded its business to include indemnity dental plans. In September 1992, the Company acquired a California domiciled life and health insurance company and renamed it SafeHealth Life Insurance Company ("SafeHealth Life"). SafeHealth Life is regulated by the California Department of Insurance and currently holds a Certificate of Authority as a life, health and disability insurer in the states of Arizona, California, Colorado, Illinois, Kansas, Maryland, Missouri, Nevada, New Mexico, Ohio, Oregon, Texas, Utah and Wisconsin. In August 1997, the Company also acquired a North Carolina domiciled life and health insurance company known as Consumers Life Insurance Company of North Carolina, redomesticated it to the State of Texas and renamed it SafeHealth Life Insurance Company, Inc. ("SafeHealth, Inc."). SafeHealth, Inc. is licensed to transact the business of a life, health and disability insurance carrier in the states of Alabama, Arizona, Arkansas, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia. No active insurance business was acquired in connection with the acquisition of SafeHealth Inc. The Company completed the merger of SafeHealth Inc. into and with SafeHealth Life during the third quarter of 1999.

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

SafeHealth's client base includes small employer groups as well as governmental agencies and political subdivisions. At the end of 1998, the number of insured members covered by SafeHealth stood at 114,000. SafeHealth anticipates increasing production of its multiple choice dental programs in other states in which it is admitted to do business. SafeHealth is also offering group term life insurance, the volume of which is currently insignificant.

In late 1996, the Company purchased an indemnity dental claims processing system capable of auto-adjudicating a significant number of claims filed. In 1997, the Company acquired the source code for its indemnity dental processing claim system so as to allow the Company to better utilize the features of this system so as to maximize the technological advantages that are available with this system. This system and its modifications will allow the Company to expand its indemnity dental programs without necessarily incurring significant additional administrative expense. In 1998, over 65 percent of claims filed were auto adjudicated by this system.

The ownership of an indemnity insurance company exposes the Company to risk for over utilization and claims costs in excess of premium revenue. To minimize its risks, the Company conducts thorough claims review and develops lag studies through the computer system purchased by the Company for its indemnity insurance business. The Company also engages an actuary to assist the Company in developing its benefit programs, rates and payment schedules.

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

The Company also offers PPO Network Lease Services which offer the network as a stand alone option for a per-member per-month fee. The Network Lease Service is intended to be an option that is marketed to Health and Welfare Trusts, Third-Party Administrators and Self-funded Employer Groups, again promoting the cost containment features of the negotiated discounts. The Company assumes no risk for clients that lease the PPO Network. At December 31, 1998, SafeHealth had contracted with approximately 11,790 participating general and specialty dentists in the markets in which it operates. The overall geographical distribution of the dental network was developed to allow members easy access to network dentists to take advantage of negotiated discounts. All participating dentists have passed a strict qualification process and undergo annual quality assessment reviews as part of ongoing compliance with network participation. The Company continues to actively recruit dentists for its PPO plan, and intends to increase the size of its PPO panel in the future.

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

GEOGRAPHIC  EXPANSION

The Company's strategy regarding geographic expansion is presently undergoing a strategic review to identify and capitalize upon opportunities that may exist in states in which the Company is not presently operating. In the past, the Company's strategy generally has been to enter new states only after obtaining a major contract, either by expanding the geographic scope of service to existing clients, by entering into contracts with new clients, or by establishing marketing agreements with other organizations. Geographic expansion is also expected to be accomplished through acquisition of other Dental HMO or indemnity insurance organizations, such as the Advantage acquisition that was completed in May 1997 which facilitated the establishment of a regional office in Florida and allowed the Company to commence operations in Florida, Georgia, and Washington, D.C. While the Company generally prefers not to expand into new states until an adequate base of client business exists to help defray the start-up costs of operations in those new states, the Company is currently reviewing its strategic opportunities to provide Dental HMO and dental indemnity benefits in other states and markets in which the Company does not presently operate. A number of opportunities exist through strategic affiliations which the Company may pursue in the future.

Once a decision to expand has been made, the Company usually establishes a local market office to provide sales, marketing and provider services support in the local market. Basic administrative services are provided by the Company at its regional offices. By using strategically located local market offices and regional support offices, the Company has better controlled administrative expenses associated with new plan start-ups, and can more efficiently and effectively service a greater number of members in each market.

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

TRADEMARKS,  SERVICE  MARKS  AND  TRADENAMES

The Company has filed, received approval and has obtained renewal protection from the United States Patent and Trademark office for certain trademarks and tradenames for names and products used by the Company in its ordinary course of business. The Company has received a trademark, service mark or tradename for the following words and phrases used with and without distinctive logos maintained by the Company:

o SafeGuard used with a distinctive logo depicting a modified smile used in connection with its Dental HMO plans;

o SafeGuard Health Plans used in descriptive material to describe the products offered by the Company;

o SafeGuard Dental Plans used to describe the various Dental HMO plans offered by the Company;

o SafeHealth Life used with a descriptive logo depicting a modified smile used by the Company to describe its indemnity insurance and PPO products; and

o American Dental Corporation adjacent to a flag of the State of Texas used in connection with its Dental HMO plans.

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

EMPLOYEES

At December 31, 1998, the Company had 269 employees, of whom 12 were executives and 257 were administrative and clerical personnel. Regional administrative services are provided in Aliso Viejo, California and Dallas, Texas. Corporate administrative services are provided at the Corporate office in Aliso Viejo, California. Approximately 45 clerical and auxiliary employees are represented by a labor union. The Company considers its relations with its employees to be good.

The Company maintains a 401(k) plan which allows for a pre-tax contribution from an employee's earnings. Employees are eligible to participate in the 401(k) plan upon completion of six months of service with the Company. Under the 401(k) plan, an employee may defer up to 15 percent of his or her gross compensation each pay period and the Company may, at its option, make an additional discretionary contribution to be allocated among employees in the plan in proportion to the compensation deferred. Employees are 100 percent vested in their interest in the 401(k) plan at all times. The Company also maintains a pre-tax medical insurance option within the meaning of Paragraph 106 of Section 125 of the Internal Revenue Code for its employees.

RISK  FACTORS

The Company's business and competitive environment involve certain factors that expose it to risk and uncertainty. Some risks relate to the managed dental care industry in general and other risks relate to the Company specifically. As a result of the risks and uncertainties described below as well as other risks presented elsewhere in this report, there is no assurance that the Company will be able to maintain its current market position. Some of the below-referenced risk factors have affected the Company's operating results in the past, and all of these risk factors could affect its future operating results.

Waivers and/or Extensions from Lender. As of December 31, 1999, the Company was not in compliance with certain financial covenants contained in its credit agreements. As a result, the entire outstanding balance under these credit agreements, which was $39.5 million at December 31, 1999, was due on January 28, 2000. The Company's financial position may be negatively affected in the event it is unable to obtain regulatory approval for its agreement with certain investors and its lenders dated March 1, 2000. See "RECENT DEVELOPMENTS" and "CREDIT FACILITIES."

Recent Operating Losses. The Company incurred significant operating losses during 1998 and 1999. The Company's ability to meet its financial obligations and to continue its business depends upon a return of its operations to profitability.

Government Regulation. The health and dental care industry is subject to extensive federal, state and local laws, rules and regulations. Each of the Company's operating subsidiaries is subject to various requirements imposed by state laws and regulations related to the operation of a health plan or insurance company, including the maintenance of a minimum amount of tangible net worth by each subsidiary. Due to significant regulation of the Company's business, a variety of potential obstacles to its plans for further geographic expansion could limit future growth. Additionally, dental care practice standards and related federal and state regulations may change. The Company cannot predict what changes may be enacted which may affect its business and future growth.

Ability to Sell Dental Offices and/or Promissory Notes. General Dental Practices. On October 21, 1996, the Company implemented a strategic plan to sell all of the general dental practices owned by the Company. The assets sold consisted primarily of accounts receivable, supply inventories, equipment and leasehold improvements. Each practice sold could enter into a contract with the Company's practice management subsidiary, whereby the Company would provide certain services to support the operation of their practice, including administrative support. The Company discontinued its practice management subsidiary and terminated these agreements in 1998.

Through June 1997, the Company sold fifteen general dental practices to purchasers in exchange for consideration consisting of $10.4 million of long-term promissory notes. In September 1997, the Company sold the remaining practices to Pacific Coast Dental, Inc., Associated Dental Services, Inc., and affiliated dentists (the "Purchasers" or "PCD") in exchange for consideration consisting of $8.0 million of long-term promissory notes.

During 1997 and 1998, of the fifteen practices previously sold to parties other than PCD, four of these practice were conveyed to PCD in exchange for the assumption of the promissory notes payable to the Company. At the time of the conveyances of these practices to PCD, the related promissory notes had an aggregate carrying value of $1.9 million on the Company's balance sheet, which exceeded the historical cost of the net assets of the related dental practices by $1.4 million.

Orthodontic Practices. On February 26, 1998, the Company announced the discontinuance of its orthodontic practices. The assets of the orthodontic practices consisted primarily of accounts receivable, supply inventory and dental equipment,which were sold on April 1, 1998, pursuant to the terms of the definitive Master Asset Purchase Agreement (the "Agreement") dated and effective as of April 1, 1998, by and among the Company and PCD. The orthodontic practices were sold for $15 million, represented by an 8 1/2% 30-year promissory note and secured by all current and future assets of the Purchasers, including those assets transferred under the Agreement made by PCD. Among other provisions, the Agreement includes a long term commitment to continue to provide orthodontic services to the members of the Company's dental HMO plans.

In connection with the sale of the general dental and orthodontic practices to PCD, the Company committed to lend PCD certain amounts for working capital. As of December 31, 1997 and 1998 the working capital loans to PCD amounted to $.8 million and $1.6 million, respectively.

The Company concluded that PCD did not have sufficient resources to repay the promissory notes from sources other than the operations of the purchased practices. Accordingly, the related promissory notes and the working capital loans have not been recorded in the financial statements. The historical cost of the net assets of the practices sold to PCD are reflected on the Company's balance sheet under the caption "Assets of discontinued operations transferred under contractual arrangements." The financial statements do not reflect any gains on these sale transactions, and do not reflect any interest income on the related promissory notes. In addition, the carrying value of the promissory notes related to the four practices that were ultimately transferred to PCD from other purchasers, was reduced to the historical cost of the net assets of the related practices. The working capital loans were fully reserved at the time the loans were made and the Company has no further obligation to provide such working capital loans. Interest payments received of $ .3 million have been applied to reduce the historical cost of the net assets transferred.

The Company's working capital and liquidity will be negatively impacted should the Company be unable either resell the assets or Notes relating to the practices.

Risk of Acquisitions. The Company completed three acquisitions in the past few years. These acquisitions entail risks that the Company may be unable to successfully integrate the acquired businesses into its existing operations. Also, the acquisitions may fail to perform as expected. In addition, the acquisitions may require significant amounts of management's time to assimilate. As a result, occurrence of any of the risks listed could have a material negative effect on the Company's operating and financial results.

Possible Volatility of Stock Price. The Company's stock price is subject to fluctuations. The stock price volatility can be a response to actual or anticipated variations in operating results, announcements of new developments, actions of competitors, developments in relationships with clients, and other events or factors. Even a modest underperformance against the expectations of the investment community can lead to a significant decline in the Company's stock price. Broad stock market fluctuations, which may be unrelated to the Company's operating performance may have a negative affect on the price of its stock.

Competitive Market. The Company operates in a highly competitive environment. Its ability to expand is affected by existing and increasing competition and dental product choices and number of competitors in the areas that it offers products. There can be no assurance that the Company will be able to compete successfully with new market entrants. Any additional competition could have a negative impact on the Company's revenues, net income and growth prospects through premium reductions, loss of providers or clients, or market share. The
Company expects the level of competition to remain high. In addition, the Company recognizes that competitive pricing pressures may have a negative effect on its operating margins.

Ability to Continue Company Growth. The Company has grown in recent years through expansion in new small and mid-size clients. There has also been an increase in the number of persons covered under indemnity insurance products offered by the Company's insurance subsidiary. Also, the Company experienced an increase in the number of members covered as a result of strategic relationships with other health care providers due to the September 1996 acquisition of First American, the May 1997 acquisition of Advantage, and the August 1997 acquisition of SafeHealth, Inc. Although the Company intends to continue to expand, there can be no assurance that the Company will be able to maintain or continue to expand its market presence in its current locations or to successfully enter other markets. The ability to continue the Company's growth will depend on a number of factors, including existing and emerging competition. In addition, it will depend upon the Company's ability to maintain effective control over dental care costs, secure cost-effective contracts with additional dentists, introduce new technologies, and on the availability of working capital to support its growth.

Levels of Utilization and Dental Care Services. The Company's dental indemnity and PPO dental plans are underwritten by a subsidiary that is a licensed insurer. These plans subject the Company to underwriting risks associated with over utilization and pricing variances. To minimize these risks, the Company conducts thorough claims review and lag studies and engages an actuary. However, if underwriting risks are not accurately assessed, rates charged to clients may not cover costs. As a result, a material negative effect on the Company's operating and financial results may occur.

In addition, dental care provided by specialists is made available to members under many of the dental HMO plans. The Company assumes responsibility under such plans for such specialty care arrangements. The Company is responsible for payments to specialists, usually on a discounted, fee-for-service basis and not on a capitated basis. Accordingly, it retains the risk for the payment of specialty dental care claims. If the utilization of specialty dental care increases under outstanding dental HMO plans, operating and financial results could be negatively impacted.

Effect of Adverse Economic Conditions. The Company's business may be negatively affected by periods of economic slowdown or recession which, among other things, may be accompanied by layoffs by client organizations reducing the number of members served, and increased pricing pressure from clients and competitors.

Relationships with Dental Providers. The Company's success is dependent upon the continued maintenance of a large network of quality dentists in each of the Company's markets. Generally, the Company and the network dentists enter into non-exclusive contracts that may be terminated by either party with limited notice. The Company's operating results may be negatively affected if it is unable to establish and maintain contracts with an adequate number of quality dentists in any market in which it operates. See "BUSINESS-PROVIDER RELATIONS."

Dependence on Key Personnel. The Company believes that its success is largely dependent upon the abilities and experience of its senior management team. The loss of the services of one or more of these senior executives could negatively affect our operating and financial results. The Company has entered into employment agreements with key senior executives, including the Chief Executive Officer and the Chief Operating Officer.

RECENT  DEVELOPMENTS

On May 29, 1999, the Company restructured the credit agreement related to $32.5 million of outstanding debt under its unsecured senior notes. The senior notes, which have a final maturity date of September 30, 2005, (the "Notes") were modified to provide for an increase in the interest rate from 7.91% to 9.91% effective on April 28, 1999. The interest rate decreased to 8.91% in June 1999, due to the execution of a definitive agreement with an investor group regarding a planned investment in the company (see more discussion of this below). Under the restructured agreement, the interest rate would decrease to 7.91% upon the occurrence of certain other events, which have not yet occurred. In connection with the restructuring, the Company issued warrants to acquire 382,000 shares of the Company's common stock to the holder of the Notes. The warrants are exercisable any time between January 1, 2000, and December 31, 2003, at a price of $4.51 per share.

On May 29, 1999, the Company also restructured the credit agreement related to its $8 million bank line of credit, under which $8 million was outstanding at December 31, 1998. The restructured agreement extended the maturity date from January 31, 1999 to January 28, 2000. The interest rate on the outstanding balance is equal to the bank's prime rate plus 4%, effective on April 28, 1999. The interest rate decreased to prime plus 3% in June 1999, due to the execution of a definitive agreement with an investor group regarding a planned investment in the company (see more discussion of this below). Under the restructured agreement, the interest rate would decrease to prime plus 1.5% upon the occurrence of certain other events, which have not yet occurred.

Additional collateral was provided to both the senior note holder and line of credit lender under the restructured agreements. The Company also paid the out-of-pocket attorneys' fees and costs incurred by both lenders through the closing date, and the cost of certain consultants the lenders required the Company to hire. The Company agreed to provide both lenders with monthly consolidated financial statements and covenant compliance certificates, all Securities and Exchange Commissions filings, and other financial documents as they may reasonably request.

New provisions include a requirement for the Company to provide the lenders with any notice of intent to audit from any regulatory agency, and copies of correspondence from any regulatory agency and the Company's response thereto. In addition, the Company is prohibited from declaring dividends or other distributions, and may not incur any liens on the voting stock of any subsidiaries of the Company. In the event the Company sells certain assets, including the notes receivable related to the sale of dental offices, the proceeds have to be paid to the holder of the Notes and the Company's line of credit lender, in proportions specified in the restructured agreements. Various other terms, covenants and provisions of the credit agreement, including various financial covenants, were also revised. In consideration of the new agreement, both lenders waived all existing defaults under the previous credit agreements. As of September 30, 1999 and December 31, 1999 the Company was not in compliance with these new restructured debt agreements.

On June 30, 1999, the Company entered into an agreement with an investor group under which the investor group agreed to purchase $20 million of senior notes and $20 million of convertible preferred stock from the Company. This transaction was subject to regulatory approval, stockholder approval, and various other conditions. In connection with this agreement, the Company filed a Proxy Statement with the Securities and Exchange Commission on October 12, 1999. However, the agreement with the investor group was terminated in February 2000.

On March 1, 2000, the Company entered into an agreement with both of its lenders and the same investor group, under which the investor group loaned $8 million to the Company. Under this agreement, the investor group and the existing lenders agreed to convert the $8 million loan, the outstanding balance of $7.0 million under the bank line of credit, and the outstanding balance of $32.5 million under the senior notes to convertible preferred stock, subject to regulatory approval. Under this agreement, both lenders agreed not to demand or accept any payment under the credit agreements, and not to take any enforcement actions of any kind under the agreements until April 30, 2001.

During June 1999 the Company completed the sale of its former headquarters office building for approximately $3.5 million, which was the carrying amount of the building on the Company's balance sheet as of December 31, 1998. The carrying amount of the building is reflected on the consolidated balance sheet under the caption "Assets Held for Sale."

On September 1, 1999 trading in the Company's common stock was removed from the NASDAQ National Market due to the Company's inability to meet the relevant minimum net tangible worth requirement.

During the quarter ended September 30, 1999, the Company recorded a charge to earnings to establish a valuation allowance against its deferred tax assets. The amount of the allowance is equal to the total amount of its net deferred tax assets, which was $8.5 million at December 31, 1998. The Company's deferred tax assets have been fully reserved due to uncertainty about whether they will be realized in the future, primarily due to operating losses incurred by the Company in 1998 and 1999 and the existence of significant unused loss carryforwards.

Effective December 31, 1998, rather than the Company exercising its right to foreclose on certain promissory notes (the "Notes"), the Company entered into a Default Forbearance Agreement and an Irrevocable Power of Attorney with the issuer of those notes (the "Issuer"), which will enable the Company to either resell the assets or Notes relating to the practices. During 1999, the Company reached an oral agreement with the Issuer and another third party (the "Purchaser"), under which the Notes would be liquidated. Under this agreement, the Issuer would convey the dental practices that comprise the collateral for the Notes to the Purchaser, in exchange for proceeds that would be paid to the Company in satisfaction of the Notes. Due to uncertainty of the ability of the Issuer of these Notes to meet its contractual obligations to the Company (See RISK FACTORS and Restatement) the Company did not recognize the transactions that gave rise to these Notes as sales for accounting purposes and accordingly these Notes have not been recorded in the Company's financial statements. Based on this oral agreement with the Issuer, and other factors, the Company has determined that the value of the discontinued net assets being transferred underlying the Notes has been impaired. Accordingly, the Company recorded an additional loss of $6.4 million included in loss from operations of discontinued operations during the nine months ended September 30, 1999 to reduce the carrying value of these assets being transferred to their estimated net proceeds that would be realized from a sale of these assets. During March 2000, the Company entered into a definitive agreement with respect to this transaction, which is currently pending regulatory approval.

The Company incurred a significant operating loss during 1999, in addition to interest expense on outstanding debt, the write-down of notes receivable, impairment of discontinued net assets transferred under contractual arrangements and the valuation allowance against deferred tax assets. The Company borrowed an additional $8 million in March 2000, and executed an agreement under which all of its debt will be converted to equity upon regulatory approval. However, there can be no assurance that the Company will be successful in returning to profitability.

In December 1999, a shareholder lawsuit against the Company was filed, which alleges that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. The Company has directors and officers liability insurance and intends to vigorously defend this litigation. In the opinion of the Company's management, the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

At December 31, 1999 the Company determined that its wholly-owned subsidiary, SafeHealth, was below its required regulatory minimum capital and surplus by approximately $4.5 million. A significant portion of the proceeds from the Company's new loan entered into on March 1, 2000, described above, was used to resolve this regulatory capital deficiency.

ITEM  2.     PROPERTIES

During 1997, the Company entered into an agreement to lease office space consisting of approximately 68,000 square feet in Aliso Viejo, California. The Company moved its corporate headquarters and executive offices from its previous location in Anaheim, California to Aliso Viejo, California during the third quarter of 1998. The Company previously owned a 60,000 square foot building in Anaheim, California, which it previously utilized as its corporate headquarters and executive offices. This building was sold by the Company during the second quarter of 1999. In addition, the Company leases offices in Phoenix, Arizona; Walnut Creek, California; Denver, Colorado; Fort Lauderdale, Florida; St. Louis, Missouri; and Austin, Dallas, and Houston, Texas. The Company leased all of the office space used by its previously owned Guards practices, which leases have been assigned to the persons and/or entities who purchased the dental practices, but for which the Company remains secondarily liable. Those leases expire on dates ranging through July 2005. In the opinion of management, the Company's facilities are adequate for its current needs.

ITEM  3.     LEGAL  PROCEEDINGS

The Company is subject to various claims and legal actions in the ordinary course of business. The Company believes all pending claims either are adequately covered by insurance maintained by panel providers or the Company, or will not have a material adverse effect on the Company's results of operations or financial position. In December 1999, a shareholder lawsuit against the Company was filed, which alleges that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. The Company has directors and officers liability insurance and intends to vigorously defend this litigation. In the opinion of the Company's management, the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM  5.     MARKET  FOR  THE  REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

(a)  Market  Information

The Company's common stock is currently traded on the National Quotation Bureau under the symbol SFGD. The following table sets forth the high and low prices at which the Company's common stock traded as reported. The bid quotations represent inter-dealer prices, without retail markups or commissions, and do not necessarily represent actual transactions.

                                      High      Low
                                     -------  -------
Fiscal Year ended December 31, 1998
  First Quarter.. . . . . . . . . .  $ 13.50  $  8.25
  Second Quarter. . . . . . . . . .  $ 9.375  $  6.00
  Third Quarter.. . . . . . . . . .  $7.1875  $3.6875
  Fourth Quarter. . . . . . . . . .  $  5.50  $3.3125
Fiscal Year ended December 31, 1997
  First Quarter.. . . . . . . . . .  $18.375  $11.125
  Second Quarter. . . . . . . . . .  $ 12.75  $ 9.625
  Third Quarter.. . . . . . . . . .  $ 14.00  $ 10.50
  Fourth Quarter. . . . . . . . . .  $14.875  $ 12.50

Approximate  Number  of  Equity  Security  Holders

                                Approximate Number of
                                   Record Holders
Title of Class                (as of December 31, 1998)
----------------------------  -------------------------
Common Stock, $.01 Par Value                     1,000

Dividends

No cash dividends have been paid on the Company's common stock. It is the policy of the Board of Directors to retain the Company's earnings for use in its operations and expansion of its business, and the Company does not anticipate paying cash dividends in the foreseeable future. The Company's credit arrangements prohibit dividends.

Stockholder  Rights  Plan

In March 1996, the Company's Board of Directors declared a dividend of one right to purchase fractions of the shares of its Series A Junior Participating Preferred Stock, par value $.01 per share having certain rights, preferences, privileges and restrictions, and under certain circumstances, other securities, for each outstanding share of the Company's common stock, par value $.01 per share distributed to stockholders of record at the close of business on April 12, 1996. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 22, 1996, between the Company and American Stock Transfer and Trust Company, as Rights Agent.

(b)  Use  of  Proceeds

N/A

ITEM  6.     SELECTED  FINANCIAL  DATA

The selected financial data in the following table has been derived from the audited Consolidated Financial Statements of the Company. The financial data as of December 31, 1998 and 1997, and for the two years then ended have been restated (see Note 15 of Consolidated Financial Statements). The financial data as of December 31, 1998 and 1997 and for each of the five years in the period ended December 31, 1998, have also been reclassified in prior years to reflect the discontinuation of the Company's general dental and orthodontic practices (see Note 2 of the Consolidated Financial Statements). This data should be read in conjunction with such financial statements and notes thereto, and Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS."

Selected Operating, Statistical and Balance Sheet Data
Year Ended December 31,                                         1998         1997        1996     1995      1994
                                                             -----------  -----------  --------  -------  --------
Operating Data (in $000's except income per share):          (Restated)   (Restated)
Health care revenues. . . . . . . . . . . . . . . . . . . .  $   97,449   $   95,350   $72,709   $60,736  $53,921
                                                             -----------  -----------  --------  -------  --------
Expenses:
Health care services. . . . . . . . . . . . . . . . . . . .      66,020       65,702    54,534    45,285   39,203
Selling, general and administrative . . . . . . . . . . . .      36,259       25,103    16,292    13,451   12,178
Loss on impairment of assets. . . . . . . . . . . . . . . .       2,397           --        --        --       --
                                                             -----------  -----------  --------  -------  --------

Total expenses. . . . . . . . . . . . . . . . . . . . . . .     104,676       90,805    70,826    58,736   51,381
                                                             -----------  -----------  --------  -------  --------

(Loss) income from operations . . . . . . . . . . . . . . .      (7,227)       4,545     1,883     2,000    2,540
Other income. . . . . . . . . . . . . . . . . . . . . . . .         624        1,316       984     1,286    1,026
Interest expense. . . . . . . . . . . . . . . . . . . . . .      (4,311)      (2,871)     (485)       --       (3)
                                                             -----------  -----------  --------  -------  --------

Income (loss) before (benefit) provision for income taxes,
discontinued operations and cumulative effect of
accounting change . . . . . . . . . . . . . . . . . . . . .     (10,914)       2,990     2,382     3,286    3,563
Provision (benefit) for income taxes. . . . . . . . . . . .      (3,406)       1,371       980     1,251    1,390
                                                             -----------  -----------  --------  -------  --------

Income (loss) before discontinued operations and
cumulative effect of accounting change. . . . . . . . . . .      (7,508)       1,619     1,402     2,035    2,173
Income (loss) from operations to be disposed of, net. . . .      (2,430)      (7,408)     (852)      353     (881)
Gain on disposal of orthodontic and
dental practices, net . . . . . . . . . . . . . . . . . . .          --          296     1,678        --       --
Cumulative effect of change in accounting
principle, net. . . . . . . . . . . . . . . . . . . . . . .          --           --       824        --       --
                                                             -----------  -----------  --------  -------  --------

Income (loss) from discontinued operations, net and
cumulative effect of accounting change. . . . . . . . . . .      (2,430)      (7,112)    1,650       353     (881)
                                                             -----------  -----------  --------  -------  --------

Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $   (9,938)  $   (5,493)  $ 3,052   $ 2,388  $ 1,292
                                                             ===========  ===========  ========  =======  ========

Basic net income (loss) per share:
Net income (loss) from continuing operations. . . . . . . .  $    (1.58)  $     0.34   $  0.30   $  0.45  $  0.47

Net income (loss) from discontinued
operations, net . . . . . . . . . . . . . . . . . . . . . .       (0.51)       (1.50)     0.17      0.08    (0.19)
Cumulative effect of change in accounting principle . . . .          --           --      0.17        --       --
                                                             -----------  -----------  --------  -------  --------

Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $    (2.09)  $    (1.16)  $  0.64   $  0.53  $  0.28
                                                             ===========  ===========  ========  =======  ========

Weighted average shares outstanding
(000's) -- Basic. . . . . . . . . . . . . . . . . . . . . .       4,747        4,723     4,711     4,523    4,613
                                                             ===========  ===========  ========  =======  ========

Diluted net income (loss) per share:
Net income (loss) from continuing operations. . . . . . . .  $    (1.58)  $     0.33   $  0.28   $  0.43  $  0.45
Net income (loss) from discontinued
operations, net . . . . . . . . . . . . . . . . . . . . . .       (0.51)       (1.45)     0.17      0.08    (0.18)
Cumulative effect of change in accounting principle . . . .          --           --      0.17        --       --
                                                             -----------  -----------  --------  -------  --------


Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $    (2.09)  $    (1.12)  $  0.62   $  0.51  $  0.27
                                                             ===========  ===========  ========  =======  ========

Weighted average shares outstanding
(000's) -- Diluted. . . . . . . . . . . . . . . . . . . . .       4,747        4,899     4,940     4,725    4,852
                                                             ===========  ===========  ========  =======  ========

Balance Sheet Data (in $000's):
Cash and short-term investments . . . . . . . . . . . . . .  $    6,215   $   12,906   $ 9,807   $14,746  $ 8,661
Current assets. . . . . . . . . . . . . . . . . . . . . . .      14,691       21,738    27,622    23,576   12,378
Current liabilities . . . . . . . . . . . . . . . . . . . .      25,379       20,193    11,633     5,941    3,043
Long-term debt. . . . . . . . . . . . . . . . . . . . . . .      32,500       33,894    19,086        --       --
Stockholders' equity. . . . . . . . . . . . . . . . . . . .      19,766       29,615    35,200    31,929   27,469
Total assets. . . . . . . . . . . . . . . . . . . . . . . .      77,956       84,085    68,116    38,343   30,792

Membership (000's): . . . . . . . . . . . . . . . . . . . .       1,018        1,165       983       761      721
Clients . . . . . . . . . . . . . . . . . . . . . . . . . .       6,306        5,550     4,922     2,661    2,086
Employees . . . . . . . . . . . . . . . . . . . . . . . . .         269          249       461       458      432
Contracted managed care dental offices. . . . . . . . . . .       5,600        5,000     4,200     3,291    2,902
Contracted PPO dental offices . . . . . . . . . . . . . . .      11,800        9,100     9,600     9,706    5,765
Company owned dental offices. . . . . . . . . . . . . . . .          --           --        27        33       30

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides a "safe harbor" for forward-looking statements, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of these safe harbor provisions. The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations concerning growth and strategies, future operating results and financial position, as well as economic and market events and trends, any future premium pricing levels, future dental health care expense levels, the Company's ability to control health care, selling, general and administrative expenses, items discussed under the heading "Year 2000" and all other statements that are not historical facts, are forward looking statements. Words such as expects, projects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Actual results may differ materially from those projected in the forward-looking statements, if any, which statements involve risks and uncertainties. The Company's ability to expand is affected by competition not only in benefit program choices, but also the number of dental plan competitors in the markets in which the Company operates. Certain large employer groups and other purchasers of commercial dental health care services continue to demand minimal premium rate increases, while limiting the number of choices offered to employees. In addition, securing cost effective contracts with dentists may become more difficult in part due to the increased competition among dental plans for dentist contracts. Other risks include the Company's potential inability to obtain waivers and/or extensions from its lenders, whether or not the Company enters into any extraordinary transaction, changes in the Company's operating or expansion strategy, or failure to consummate the proposed resale of dental offices and/or promissory notes. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs, while providing members with quality dental care. Factors such as levels of utilization of dental health care services, new technologies, specialists costs, and numerous other external influences may effect the Company's operating results. Any critical unresolved Year 2000 issues at the Company or its vendors could have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company's expectations for the future are based on current information and evaluation of external influences. Changes in any one factor could materially impact the Company's expectations relating to premium rates, benefits plans offered, membership growth, health care expenses, and as a result, profitability and therefore, affect the forward-looking statements which may be included in these reports. In addition, past financial performance is not necessarily a reliable indicator of future performance. An investor should not use historical performance alone to anticipate future results or future period trends.

The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto. Where applicable, amounts for 1999 and 1998 have been revised to give effect to the restatement of the financial statements. (See Note 15 of Notes to the Consolidated Financial Statements).

Results of operations
(000's omitted except percentages)    1998 Versus 1997  1997 Versus 1996   1996 Versus 1995
                                      ----------------  ----------------  ------------------
Membership enrollment. . . . . . . .             (147)              182                 222
Percentage change. . . . . . . . . .           (12.6%)             18.5%               29.2%
                                      ----------------  ----------------  ------------------

Health care revenues . . . . . . . .  $         2,099   $        22,641   $          11,973
Percentage change. . . . . . . . . .              2.2%             31.1%               19.7%
                                      ----------------  ----------------  ------------------

Health care expenses . . . . . . . .  $           318   $        11,168   $           9,249
Percentage change. . . . . . . . . .              0.5%             20.5%               20.4%
Percent of revenues. . . . . . . . .             67.7%             68.9%               75.0%
                                      ----------------  ----------------  ------------------

Selling, general and administrative
expenses . . . . . . . . . . . . . .  $        11,156   $         8,811   $           2,841
Percentage change. . . . . . . . . .             44.4%             54.1%               21.1%
Percent of revenues. . . . . . . . .             37.2%             26.3%               22.4%
                                      ----------------  ----------------  ------------------

Other income, net. . . . . . . . . .  $          (692)  $           332   $            (302)
Percentage change. . . . . . . . . .           (52.6)%             33.7%             (23.5)%
Percent of revenues. . . . . . . . .              0.6%              1.4%                1.4%
                                      ----------------  ----------------  ------------------

Interest expense . . . . . . . . . .  $         1,440   $         2,386   $             485
Percentage change. . . . . . . . . .             50.2%            492.0%                N/A
Percent of revenues. . . . . . . . .              4.4%              3.0%                0.7%
                                      ----------------  ----------------  ------------------

Income (loss) from continuing
operations before cumulative
effect of accounting change. . . . .  $        (9,127)  $           217   $            (633)
Percentage change. . . . . . . . . .          (563.7)%             15.5%             (31.1)%
                                      ----------------  ----------------  ------------------

Income (loss) from discontinued
operations, net. . . . . . . . . . .  $         4,682   $        (7,938)  $           1,297
Percentage change. . . . . . . . . .             65.8%          (961.0)%              367.4%
                                      ----------------  ----------------  ------------------

Net income (loss). . . . . . . . . .  $        (4,445)  $        (8,545)  $             664
Percentage change. . . . . . . . . .           (80.9)%          (280.0)%               27.8%
                                      ----------------  ----------------  ------------------

1998  Versus  1997

The Company's revenues for the twelve months ended December 31, 1998 increased 2.2% from $95,350 to $97,449 on a membership decrease of 12.6%. The 1997 basis of comparison, however, includes the acquisition of Advantage in May 1997. On a pro forma basis, including the effect of the Advantage acquisition for the entire year, revenues for the same period increased $202 on a membership decrease of 12.6%. Notwithstanding the membership losses, largely in the first quarter of 1998, the average revenue per member increased due to price increases implemented by the Company and an increase in the volume of indemnity business, which has significantly higher revenue per member than the dental HMO business.

Health care expenses increased 0.5% or $318 for the twelve months ended December 31, 1998. As a percent of revenues, health care expenses improved 1.2% from 68.9% of revenues for the twelve months ended December 31, 1997 to 67.7% for the same period in 1998. Including the Advantage acquisition for twelve months of 1997, health care expenses for the period would have been $66,452 or 68.3% of revenues. The comparison to 1998 then shows a decrease of $432 in health care expenses and a decrease of 0.6% in health care expenses as a percentage of revenues. The Company continues to improve the health care cost ratios in its existing business, including the business provided by its recent acquisitions.

Selling, general and administrative expenses increased $11,156 or 44.4%. Including the Advantage acquisition for all of 1997, such increase would be $10,586. The increase experienced in 1998 is attributable to various factors, including a charge for uncollectible accounts receivable, increases in the sales and management staff and other infrastructure components to support anticipated growth of the Company in the future, the cost of the Company's relocation of its corporate headquarters from Anaheim, California to Aliso Viejo, California, and the associated operating leases, the costs associated with the elimination of various job functions at year-end, and the continuing increases in costs associated with telecommunications and computer networks.

Other income decreased by 52.6%, or $692, for the twelve months ended December 31, 1998 from $1,316 in 1997 to $624. This is primarily due to capital losses on the sale of investments in 1998.

Loss on impairment of assets in the amount of $2,397 for the twelve months ended December 31, 1998 primarily represents a reduction in the carrying value of certain promissory notes related to the sale of discontinued operations, and a charge to reduce the book value of the old corporate headquarters building to estimated net realizable value.

Interest expense increased $1,440 for the twelve months ended December 31, 1998 from $2,871 in 1997 to $4,311 in 1998, an increase of 50.2%. Such increase is a result of the interest associated with the working capital credit facility which was entered into in 1998 and the private placement of long-term debt, which was entered into during 1997.

The net loss related to the discontinued orthodontic and general dental practices for the twelve months ended December 31, 1998 was $2,430 versus a loss of $7,112 for the same period in the prior year, a decrease of $4,682.

Net loss of $9,938 for the twelve months ended December 31, 1998 was an increase of $4,445 over the loss of $5,493 reported for the same period a year ago. This was primarily due to the increase in selling, general and administrative expenses discussed above, which was partially offset by the decrease in the loss from discontinued operations.

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

Other income increased by $332 for the twelve months ending December 31, 1997, from $984 in 1996, to $1,316, an increase of 33.7 percent. This was due to an increase in interest bearing notes receivable resulting from the sale of the discontinued general dental practices. Interest expense of $2,871 for the twelve months ending December 31, 1997, is primarily a result of the borrowings obtained for the acquisition of both First American and Advantage. This represents an increase of $2,386 from $485 in 1996.

The operating results, net of taxes, of the discontinued orthodontic and general dental practices for the twelve months ended December 31, 1997, reflect a net loss of $7,112 for the twelve months ending December 31, 1997, an increase in losses of $7,938 over the same period in 1996. The net loss in 1997 includes a pre-tax charge of $7.2 million for under-performing notes and receivables ($4.3 million), litigation costs ($750), and other transition costs ($2.2 million). The net loss in 1997 also includes a substantial increase in operating losses incurred by the discontinued operations in 1997, compared to 1996.

Net loss of $5,493 for the twelve months ended December 31, 1997, was a decrease of $8,545 in net income over the same period in the prior year. This was primarily due to the impact of the discontinued charge discussed above, as well as the other above factors.

Liquidity  and  Capital  Resources

During 1998 and 1997, the Company met its cash requirements primarily through borrowings on long-term debt and liquidations of investments. At December 31, 1998 and December 31, 1997, the current ratio was 0.6 to 1.0 and 1.1 to 1.0, respectively. The Company's net worth was $19.8 million at December 31, 1998, compared to $29.6 million the previous year. The Company had $6.2 million and $12.9 million of cash and short-term investments as of December 31, 1998 and December 31, 1997, respectively. As a result of its regulated nature, the Company is required to maintain various regulatory bank accounts in an aggregate amount of approximately $6.0 million to satisfy depository requirements imposed by state regulatory agencies.

In September 1996, the Company established a $30 million bank loan, which provided for a $22 million reducing revolving acquisition sub-facility and an $8 million revolving working capital sub-facility. This agreement was terminated in September 1997.

On  May  9,  1997,  the  Company  completed  the acquisition of Advantage Dental
HealthPlans, Inc. The Company financed part of the acquisition through an unsecured $8.5 million promissory note with the seller, with an interest rate which averaged 8.5 percent during 1998. The promissory note was paid in full in April 1998.

On September 30, 1997, the Company completed a private placement of $32.5 million in long-term debt consisting of eight-year notes through John Hancock Mutual Life Insurance Company ("Hancock"). The Company used the proceeds to repay all of its long-term indebtedness and for general corporate purposes. The senior notes have a principal payment of $6.5 million due on September 30 of each year starting in 2001. The interest rate for the loan is fixed at 8.91 percent as of December 31, 1999. In connection with the senior notes, the Company is subject to certain financial and operational debt covenants. As of December 31, 1998, the Company was in compliance, or has obtained a waiver, with respect to these covenants.

On January 29, 1998, the Company entered into a $8 million revolving working capital credit facility with Silicon Valley Bank (the "Bank"), all of which was outstanding at December 31, 1998. The loan is secured by a first priority security interest in all the personal property of the Company, including accounts receivable, fixed assets and intangibles and a negative pledge on the stock of the Company's subsidiaries.

Recent  Developments

On May 28, 1999, the Company restructured the credit agreement related to $32.5 million of outstanding debt under its unsecured senior notes. The senior notes, which have a final maturity date of September 30, 2005, (the "Notes") were modified to provide for an increase in the interest rate from 7.91% to 9.91% effective on April 28, 1999. The interest rate decreased to 8.91% in June 1999, due to the execution of a definitive agreement with an investor group regarding a planned investment in the company (see more discussion of this below). Under the restructured agreement, the interest rate would decrease to 7.91% upon the occurrence of certain other events, which have not yet occurred. In connection with the restructuring, the Company issued warrants to acquire 382,000 shares of the Company's common stock to the holder of the Notes. The warrants are exercisable any time between January 1, 2000, and December 31, 2003, at a price of $4.51 per share.

On May 28, 1999, the Company also restructured the credit agreement related to its $8 million bank line of credit, under which $8 million was outstanding at December 31, 1998. The restructured agreement extended the maturity date from January 29, 1999 to January 28, 2000. The interest rate on the outstanding balance is equal to the bank's prime rate plus 4%, effective on April 28, 1999. The interest rate decreased to prime plus 3% in June 1999, due to the execution of a definitive agreement with an investor group regarding a planned investment in the company (see more discussion of this below). Under the restructured agreement, the interest rate would decrease to prime plus 1.5% upon the occurrence of certain other events, which have not yet occurred.

Additional collateral was provided to both the senior note holder and line of credit lender under the restructured agreements. The Company also paid the out-of-pocket attorneys' fees and costs incurred by both lenders through the closing date, and the cost of certain consultants the lenders required the Company to hire. The Company agreed to provide both lenders with monthly consolidated financial statements and covenant compliance certificates, all Securities and Exchange Commissions filings, and other financial documents as they may reasonably request.

New provisions include a requirement for the Company to provide the lenders with any notice of intent to audit from any regulatory agency, and copies of correspondence from any regulatory agency and the Company's response thereto. In addition, the Company is prohibited from declaring dividends or other distributions, and may not incur any liens on the voting stock of any subsidiaries of the Company. In the event the Company sells certain assets, including the notes receivable related to the sale of dental offices, the proceeds have to be paid to the holder of the Notes and the Company's line of credit lender, in proportions specified in the restructured agreements. Various other terms, covenants and provisions of the credit agreement, including various financial covenants were also revised. In consideration of the new agreement, both lenders waived all existing defaults under the previous credit agreements. As of September 30, 1999 and December 31, 1999 the Company was not in compliance with these new restructed debt agreements.

On June 30, 1999, the Company entered into an agreement with an investor group under which the investor group agreed to purchase $20 million of senior notes and $20 million of convertible preferred stock from the Company. This transaction was subject to regulatory approval, stockholder approval, and various other conditions. In connection with this agreement, the Company filed a Proxy Statement with the Securities and Exchange Commission on October 12, 1999. However, the agreement with the investor group was terminated in February 2000.

On March 1, 2000, the Company entered into an agreement with both of its lenders and the same investor group, under which the investor group loaned $8 million to the Company. Under this agreement, the investor group and the existing lenders agreed to convert the $8 million loan, the outstanding balance of $7.0 million under the bank line of credit, and the outstanding balance of $32.5 million under the senior notes to convertible preferred stock, subject to regulatory approval. Under this agreement, both lenders agreed not to demand or accept any payment under the credit agreements, and not to take any enforcement actions of any kind under the agreements until April 30, 2001. The $8 million loan from the investor group will be converted to $6.4 million of Series A Preferred Stock and $1.6 million of Series A Convertible Notes with the Series A Convertible Notes converting into shares of Series A Preferred Stock upon shareholder approval of an amendment to the Company's certificate of incorporation increasing the number of authorized shares. The amounts due under the bank line of credit and the senior unsecured notes, which was approximately $40.7 million including accrued interest as of March 1, 2000, will be converted to Series B,C and D Preferred Stock and Series B, C and D Convertible Notes in an aggregate amount of $22 million with the remaining portion of the debt and accrued interest forgiven by the lenders. The issuance and conversion of these shares and notes is binding and scheduled to occur on the first day of the month following regulatory approval, performance of the parties under the agreement, forbearance on the part of the lenders, and as long as the Company has not been placed in bankruptcy or receivership.

During June 1999 the Company completed the sale of its former headquarters office building for approximately $3.5 million, which was the carrying amount of the building on the Company's balance sheet as of December 31, 1998. The carrying amount of the building is reflected on the consolidated balance sheet under the caption "Assets Held for Sale."

Effective December 31, 1998, rather than the Company exercising its right to foreclose on certain promissory notes (the "Notes"), the Company entered into a Default Forbearance Agreement and an Irrevocable Power of Attorney with the issuer of those notes (the "Issuer"), which will enable the Company to either resell the assets or Notes relating to the practices. During 1999, the Company reached an oral agreement with the Issuer and another third party (the "Purchaser"), under which the Notes would be liquidated. Under this agreement, the Issuer would convey the dental practices that comprise the collateral for the Notes to the Purchaser, in exchange for proceeds that would be paid to the Company in satisfaction of the Notes. Due to uncertainty of the Issuer of these Notes to meet its contractual obligations to the Company (See RISK FACTORS and Restatement) the Company did not recognize the transactions that gave rise to these Notes as sales for accounting purposes and accordingly these Notes have not been recorded in the Company's financial statements. Based on this oral agreement with the Issuer, and other factors, the Company has determined that the value of the discontinued net assets being transferred underlying the Notes has been impaired. Accordingly, the Company recorded an additional loss of $6.4 million included in loss from operations of discontinued operations during the nine months ended September 30, 1999 to reduce the carrying value of these assets being transferred to their estimated net proceeds that would be realized from a sale of these assets. During March 2000, the Company entered into a definitive agreement with respect to this transaction, which is currently pending regulatory approval.

The Company incurred a significant operating loss during 1999, in addition to interest expense on outstanding debt, a reduction in the carrying value of notes receivable, impairment of discontinued net assets transferred under contractual arrangements and the valuation allowance against deferred tax assets. The
Company borrowed an additional $8 million in March 2000, and executed an agreement under which all of its debt will be converted to equity upon applicable state regulatory approval. However, there can be no assurance that the Company will be successful in returning to profitability.

In December 1999, a shareholder lawsuit against the Company was filed, which alleges that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. The Company has directors and officers liability insurance and intends to vigorously defend this litigation. In the opinion of the Company's management, the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

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

                                                       ANTICIPATED
PROGRAM GOALS           START DATE   DATE COMPLETED  COMPLETION DATE
                        -----------  --------------  ---------------
Planning and Awareness   1 Jan 1996      1 Jun 1997              N/A
                        -----------  --------------  ---------------

Assessment . . . . . .   1 Jun 1996      1 Jan 1998              N/A
                        -----------  --------------  ---------------

Renovation . . . . . .   1 Dec 1996      1 Jan 1999              N/A
                        -----------  --------------  ---------------

Validation . . . . . .   1 Jan 1997  In Process           1 Jun 1999
                        -----------  --------------  ---------------

Implementation . . . .   1 Jun 1996  In Process           1 Jun 1999
                        -----------  --------------  ---------------

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

The Company believes it has adequately modified its information systems so that dates in the year 2000 are properly recognized by all of its significant applications. As of January 31, 2000, the Company has experienced no significant impact on its business related to the year 2000 issue, from either its own information systems or those of its customers or vendors.

Impact  of  Inflation

Management believes that the Company's operations are not materially affected by inflation. The Company believes that a significant portion of its costs are capitated or fixed in nature and are directly related to membership levels, and therefore related to premium levels.

ITEM 7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company is not subject to material risk from interest rate or foreign currency exchange rate fluctuations.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The Consolidated Financial Statements and the related Notes and Schedules thereto filed as part of this 1998 Annual Report on Form 10-K/A are listed on the accompanying Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two (2) most recent fiscal years, there have been no changes in the Company's independent auditors or disagreements with such auditors on accounting principles or practices or financial statement disclosures.

                                    PART III

ITEM 10.     DIRECTORS  AND/OR  EXECUTIVE  OFFICERS  OF  THE  COMPANY

The  current  directors and/or executive officers of the Company are as follows:

Name                       Age                              Position
                           ---  -----------------------------------------------------------------
Steven J. Baileys, D.D.S.   45  Chairman of the Board of Directors and Chief Executive Officer(2)
John E. Cox . . . . . . .   47  President, Chief Operating Officer and Director(2)
Ronald I. Brendzel, J.D..   49  Senior Vice President, General Counsel, Secretary and Director(2)
Herb J. Kaufman, D.D.S. .   47  Senior Vice President and Chief Dental Officer
Kenneth E. Keating. . . .   35  Western Regional Vice President
Ronald B. Bolden. . . . .   33  Central Regional Vice President
Gordon W. Spiering. . . .   42  Eastern Regional Vice President
Judy M. Deal. . . . . . .   47  Vice President-Provider Relations
Thomas J. Fluegel . . . .   32  Vice President-Regional Support
Carlos Ferrera. . . . . .   35  Vice President-Information Technologies
Nancy Stokes. . . . . . .   61  Vice President-Quality Improvement Programs
Michael M. Mann, Ph.D.. .   59  Director(1)(2)
William E. McKenna. . . .   79  Director(1)(2)
George H. Stevens . . . .   45  Director(1)(2)
Bradford M. Boyd, D.D.S..   47  Director(1)(2)


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

                           SUMMARY COMPENSATION TABLE

                                          Annual                       Long Term
                                       Compensation               Compensation Awards
                                       ------------               -------------------
                                                               Other   Stock
Name and Principal Position        Year  Salary($)  Bonus($)  ($)(2)  Options
                                   ----  ---------  --------  ------  -------
Steven J. Baileys, D.D.S.,. . . .  1998    400,000         *  1,260    70,000
Chairman of the Board of. . . . .  1997    400,000         *  1,260    50,000
Directors and . . . . . . . . . .  1996    400,000         *  1,260    25,000
Chief Executive Officer

John E. Cox, President and Chief.  1998    275,000         *      *    25,000
Operating Officer . . . . . . . .  1997    258,221         *      *    25,000
                                   1996    200,000         *      *    25,000

Ronald I. Brendzel, J.D., Senior.  1998    185,000         *    900     5,000
Vice President, General Counsel .  1997    185,000         *    900     5,000
and Secretary . . . . . . . . . .  1996    185,000         *    900    10,000

Herb J. Kaufman, D.D.S., Senior .  1998    165,530         *    249     7,500
Vice President and Chief Dental .  1997    153,907         *    249    25,000
Officer(1)

Kenneth E. Keating, Western . . .  1998    150,000         *      *     5,000
Regional Vice President . . . . .  1997    150,000         *      *     2,500
                                   1996    170,823         *      *     7,500

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

                                  STOCK OPTIONS

The following table contains information concerning the grant of stock options pursuant to the Stock Option Plan (the "Plan") during the fiscal year ended
December  31,  1998,  to  the  named  executives:

                              STOCK OPTION GRANTS IN LAST FISCAL YEAR

                               Individual Grants                               Potential Realizable
                          -----------------------------                             Value at
                                           Percent of                             Assumed Annual
                           Number of         Total                                Rates of Stock
                           Securities     Options/SARs  Exercise or             Price Appreciation
                           Underlying      Granted to       Base     for Option Term(2)
                          Options/SARs     Employees       Price    Expiration  ------------------
         Name             Granted(#)(1)  In Fiscal Year  ($/Share)     Date      5%($)     10%($)
------------------------  -------------  --------------  ---------  ----------  --------  --------
Steven J. Baileys, D.D.S         70,000            39.2     10.038     3/27/03   194,132   428,981
John E. Cox. . . . . . .         25,000            13.1      9.125     3/27/08   143,467   363,572
Herb J. Kaufman, D.D.S .          7,500             3.9      9.125     3/27/08    43,040   109,072
Ronald I. Brendzel, J.D.          5,000             2.6      9.125     3/27/08    28,693    72,714
Kenneth E. Keating . . .          5,000             2.6      9.125     3/27/08    28,693    72,714

(1)     All  options  were  granted  under  the Plan. The options described in this column vest in equal  one-third  (1/3) amounts over a three (3) year period following the date of grant. Unvested options  terminate  upon  the  employee's  termination  from  the  Company  for  any  reason.

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

                                     AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR
                                               AND FISCAL YEAR END OPTION VALUES

                                          Shares                     Number of Securities        Value of Unexercised
                                         Acquired         Value     Underlying  Unexercised           In-the-Money
                Name                  on Exercise(#)   Realized($)    Options at FY-End(#)      Options at FY-End($)(1)(2)
------------------------------------  --------------  ------------  --------------------------  --------------------------
                                                                    Exercisable  Unexercisable  Exercisable  Unexercisable
Steven J. Baileys, D.D.S . . . . . .               *             *      183,333        111,667            0              0
John E. Cox. . . . . . . . . . . . .               *             *       75,000         50,000            0              0
Ronald I. Brendzel, J.D. . . . . . .               *             *       33,333         11,667            0              0
Herb J. Kaufman, D.D.S . . . . . . .               *             *        8,333         24,167            0              0
Kenneth E. Keating . . . . . . . . .               *             *        5,833          9,167            0              0
All executive officers as a group
  (10 persons) . . . . . . . . . . .               *             *      339,833        242,667            0              0
All directors who are not executive
  officers as a group (4 persons). .               *             *       81,333         26,667            0              0
All employees who are not executive
  officers as a group (29 persons) .               *             *       15,067         35,733            0              0

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

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
              SECURITY  OWNERSHIP  OF  MANAGEMENT

The following table sets forth the beneficial ownership of the common stock of as of April 1, 1999, by each director, each executive officer named in the Summary Compensation Table and all current directors and officers as a group. All shares of common stock are subject to the named person's sole voting and investment power, except where otherwise indicated.

                                                SHARES BENEFICIALLY   APPROXIMATE PERCENT
NAME                                                  OWNED(1)             OF CLASS
                                                --------------------  -------------------
Steven J. Baileys, D.D.S.(2) . . . . . . . . .             1,982,099                 41.8
Ronald I. Brendzel, J.D.(3). . . . . . . . . .               136,573                  2.9
John E. Cox(4) . . . . . . . . . . . . . . . .                85,000                  1.8
William E. McKenna(5). . . . . . . . . . . . .                36,500                    *
Michael M. Mann, Ph.D.(6). . . . . . . . . . .                29,000                    *
George H. Stevens(7) . . . . . . . . . . . . .                24,350                    *
Herb J. Kaufman, D.D.S.(8) . . . . . . . . . .                16,768                    *
Bradford M. Boyd, D.D.S.(9). . . . . . . . . .                11,080                    *
Kenneth E. Keating(10) . . . . . . . . . . . .                 5,833                    *
All current directors and officers as a group
(12 persons) . . . . . . . . . . . . . . . . .             2,346,202                 49.4

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

PRINCIPAL  STOCKHOLDERS

The following table sets forth information with respect to those persons who, to the Company's knowledge, beneficially owned five percent (5%) or more of common stock as of April 1, 1999, except with respect to the Baileys Family Trust, FMR Corp., Brinson Partners, Inc., Dimensional Fund Advisors, Inc., and T. Rowe Price Associates, Inc., which are stated as of December 31, 1998, based on filings made with the Securities and Exchange Commission. For purposes of this Annual Report on Form 10-K/A, beneficial ownership of securities is defined in accordance with the rules and regulations of the Securities and Exchange
Commission and generally means the power to vote or dispose of securities regardless of any economic interest therein.

                                    APPROXIMATE AMOUNT AND NATURE
NAME OF BENEFICIAL OWNER              OF BENEFICIAL OWNERSHIP(1)    PERCENT OF CLASS
                                    ------------------------------  ----------------
Steven J. Baileys, D.D.S.(2) . . .                       1,982,099              41.8
Baileys Family Trust(3). . . . . .                         700,767              14.8
FMR Corp.(4) . . . . . . . . . . .                         462,700               9.8
Brinson Partners, Inc.(5). . . . .                         403,755               8.5
Dimensional Fund Advisors, Inc.(6)                         288,100               6.1
T. Rowe Price Associates, Inc.(7).                         264,100               5.6
All Principal Stockholders . . . .                       4,101,521              86.4

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

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On September 30, 1996, the Company sold to Islas Professional Dental Corporation ("Islas"), a dental practice (the "Practice") owned by a subsidiary of the Company in the aggregate amount of $1,131,000. Steven J. Baileys, D.D.S., the Company's Chairman of the Board of Directors and Chief Executive Officer, owned a fifty percent (50%) interest in Islas, which secured two (2) promissory notes to a subsidiary of the Company in the amount of the purchase price. Said notes are payable in equal monthly installments over a thirty (30) year period and a five (5) year period, respectively, and bear interest at eight and one half percent (8.5%). The Practice is also under contract to provide services to a subsidiary of the Company. During fiscal year 1998, the Company paid Islas $205,263 under said contract. The sale of the Practice was reviewed and approved by the independent members of the Board of Directors on September 27, 1996, which took into consideration information provided to it concerning the value of the Practice as an ongoing business owned by the Company contrasted to being owned by an independent dentist, the sale price of dental practices of similar size and scope, and the sale of other dental practices owned by the Company to unrelated parties. The action of the independent members of the Board of Directors in approving the sale of the Practice was ratified by the full Board of Directors of the Company on September 27, 1996. The Practice was sold to an unrelated third party effective on March 31, 1998, for the assumption of the obligation referred to above.

                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

ITEM  14(A)  (1)  -  (2)  AND  (D).
FINANCIAL  STATEMENTS  AND  FINANCIAL  STATEMENT  SCHEDULE

The consolidated financial statements and financial statement schedule of SafeGuard Health Enterprises, Inc. filed as part of this 1998 Annual Report on Form 10-K/A are listed in the accompanying Index to Financial Statements on Page F-1.

ITEM  14(A)  (3)  AND  (C).
EXHIBITS

An "Exhibit Index" has been filed as part of this 1998 Annual Report on Form 10-K/A beginning on Page E-1. All Exhibits are either attached hereto or are on file with the Securities and Exchange Commission.

ITEM  14(B).
REPORTS  ON  FORM  8-K

Reports on Form 8-K concerning the Company's wholly-owned subsidiary's sale of all of its thirty-four (34) orthodontic practices and related assets and liabilities and the appointment of Robert J. Pommersheim as Interim Chief Financial Officer, replacing Thomas C. Tekulve, C.P.A., who resigned to pursue other interests, were filed with the Securities and Exchange Commission on or about April 1, 1998 and December 14, 1998, respectively. Reports on Form 8-K concerning the Company's restructuring of its debt to its lenders, the execution of an definitive agreement with an investor group to invest $40 million into the Company, the notification from NASDAQ that the Company's shares of common stock were to be delisted from the NASDAQ as of the close of business on September 1, 1999, the execution of several amendments to the definitive agreement with an investor group to invest $40 million into the Company, and the announcement that the Company believes its revenue and its earnings for the quarter and nine months ended September 30, 1999, which were announced on October 21, 1999, were overstated by a material amount and that the Company expects to restate its financial statements for the years ended December 31, 1998 and 1997 and such financial statements and independent auditors' report should not be relied upon, were filed with the Securities and Exchange Commission on or about June 4, 1999, July 2, 1999, September 16, 1999, October 6, 1999, and November 16, 1999, respectively. The Reports on Form 8-K mentioned in this Item 14(b), are hereby incorporated herein to this 1998 Annual Report on Form 10-K/A for the period ended December 31, 1998, as is set forth in full herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SAFEGUARD HEALTH ENTERPRISES, INC.



     By: /s/  James  E.  Buncher              Date:          April  14,  2000
         --------------------------                 -------------------------
     James E. Buncher
     President and Chief Executive Officer
     (Principal Executive Officer)


     By: /s/  Dennis  L.  Gates               Date:          April  14,  2000
         --------------------------                 -------------------------
     Dennis  L.  Gates
     Senior Vice President, Chief Financial
     Officer and Director
     (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     By: /s/  James  E.  Buncher              Date:          April  14,  2000
         --------------------------                 -------------------------
     James E. Buncher
     President, Chief Executive Officer
     and Director



     By: /s/  Steven  J.  Baileys             Date:          April  14,  2000
         --------------------------                 -------------------------
     Steven J. Baileys, D.D.S.
     Chairman of the Board  f Directors



     By: /s/  Ronald  I.  Brendzel            Date:          April  14,  2000
         --------------------------                 -------------------------
     Ronald I. Brendzel, J.D.
     Senior Vice President, General Counsel,
     Secretary and Director



     By: /s/  Dennis  L.  Gates               Date:          April  14,  2000
         --------------------------                 -------------------------
     Dennis L.  ates
     Senior Vice President, Chief Financial
     Officer  and  Director



     By:                                      Date:
         --------------------------                 -------------------------
     Jack  R.  Anderson
     Director



     By:                                      Date:
         --------------------------                 -------------------------
     Leslie  B.  Daniels
     Director

                                           EXHIBIT INDEX


         NUMBER
EXHIBIT    OF
NUMBER   COLUMNS                                    DESCRIPTION
-------  -------  --------------------------------------------------------------------------------
    2.1  One      Plans of Acquisition(8)
    3.1  One      Articles of Incorporation(4)
    3.2  One      Bylaws(4)
   10.1  One      1984 Stock Option Plan(3)
   10.2  One      Stock Option Plan Amendment(1)
   10.3  One      Stock Option Plan Amendment(5)
   10.4  One      Stock Option Plan Amendment(6)
   10.5  One      Amended Stock Option Plan(10)
   10.6  One      Corporation Grant Deed, dated December 21, 1984, relating to a property located at 505 North Euclid Avenue, Anaheim, California(2)
   10.7  One      Employment Agreement, as Amended, dated May 25, 1995, between
                  Steven J. Baileys, D.D.S. and the Company.(7)
   10.8  One      Employment Agreement, as Amended, dated May 25, 1995, between
                  Ronald I. Brendzel and the Company.(7)
   10.9  One      Employment Agreement dated May 25, 1995, between John E. Cox and the Company.(7)
  10.10  One      Form of Rights Agreement, dated as of March 22, 1996, between the Company and American Stock Transfer and Trust Company, as Rights Agent.(7)
  10.11  One      Employment Agreement dated January 5, 1997, between
                  Herb J. Kaufman, D.D.S. and the Company.(10)
  10.12  One      Credit Agreement dated September 25, 1996, between
                  Bank of America National Trust and Savings Association and the Company.(9)
  10.13  One      Stock Purchase Agreement between Consumers Life Insurance
                  Company and SafeGuard Health Enterprises, Inc. dated March 6, 1997(11)
  10.14  One      Purchase Agreement between Associated Dental Services, Inc.
                  and Guards Dental, Inc. dated August 1, 1997(11)
  10.15  One      Purchase agreement between Pacific Coast Dental, Inc. and
                  Guards Dental, Inc. dated August 1, 1997(11)
  10.16  One      Form of Note Purchase Agreement dated as of September 30, 1997, and form of Promissory Note(12)
  10.17  One      Form of Master Asset Purchase Agreement effective as of
                  April 1, 1998, and Form of Promissory Note without exhibits.(13)
  10.18  One      Default Forbearance Agreement and Irrevocable Power of Attorney(14)
  10.19  One      Credit Agreement dated January 29, 1998, between
                  Silicon Valley Bank and the Company.(15)
   21.1  One      Subsidiaries of the Company
   23.1  One      Independent Auditors' Consent
   27.1  One      Financial Data Schedule

_________________________________________
(1)    Incorporated  by  reference herein to the exhibit of the same number filed as an exhibit to the  Company's  Registration  Statement on Form S- filed on September 12, 1983 (File No. 2-86472).
(2)    Incorporated  by  reference herein to the exhibit of the same number filed as an exhibit to the  Company's  Registration  Statement  on  Form S-1 filed on August 22, 1985 (File No. 2-99663).
(3)    Incorporated  by  reference herein to the exhibit of the same number filed as an exhibit to the  Company's  Registration  Statement  on  Form  S-1  filed  on July 3, 1984 (File No. 2-92013).
(4)    Incorporated  by  reference herein to the exhibit of the same number filed as an exhibit to the  Company's  Annual  Report  of  Form  10-K  for  the  period  ended  December  31,  1987.
(5)    Incorporated  by  reference herein to the exhibit of the same number filed as an exhibit to the  Company's  Annual  Report  of  Form  10-K  for  the  period  ended  December  31,  1989.
(6)    Incorporated  by  reference herein to the exhibit of the same number filed as an exhibit to the  Company's  Annual  Report  of  Form  10-K  for  the  period  ended  December  31,  1992.
(7)    Incorporated  by  reference herein to the exhibit of the same number filed as an exhibit to the  Company's  Annual  Report  of  Form  10-K  for  the  period  ended  December  31,  1995.
(8)    Incorporated  by  reference herein to Exhibit D filed as an exhibit to the Company's Report on  Form  8-K  dated  September  27,  1996.
(9)    Incorporated  by  reference herein to Exhibit E filed as an exhibit to the Company's Report on  Form  8-K  dated  September  27,  1996.
(10)    Incorporated  by reference herein to the exhibit of the same number filed as an exhibit to the  Company's  Annual  Report  on  Form  10-K  for  the  period  ended  December  31,  1996.
(11)    Incorporated  by  reference  to  the exhibit of the same number filed as an exhibit to the
Company's  quarterly  statement  on  Form  10-Q  for  the  period  ended  June  30,  1997.
(12)    Incorporated  by  reference  herein  to  Exhibit 99.1 filed as an exhibit to the Company's
Report  on  Form  8-K  dated  October  7,  1997.
(13)    Incorporated  by reference herein to Exhibit F filed as an exhibit to the Company's Report on Form 8-K dated April 1, 1998. 14 Referenced, disclosed and filed as an exhibit to the Company's
Annual  Report  on  Form  10-K  for  the  period  ended  December  31,  1998.
(14)    Incorporated  by  reference  and disclosed and filed as an exhibit to the Company's Annual
Report  on  Form  10-K  for  the  period  ended  December  31,  1998.
(15)    Incorporated by reference and disclosed in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 and filed as an exhibit to the Company's Annual Report on Form
10-K  for  the  period  ended  December  31,  1998.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                    Page
                                                    -----------
Independent Auditors' Report.. . . . . . . . . . .  F-2

Financial Statements (As Restated)

  Consolidated Statements of Financial Position. .  F-3

  Consolidated Statements of Operations. . . . . .  F-4

  Consolidated Statements of Stockholders' Equity.  F-5

  Consolidated Statements of Cash Flows. . . . . .  F-6

  Notes to Consolidated Financial Statements . . .  F-7 to F-23

Financial Statement Schedule (As Restated)

  Schedule II - Valuation and Qualifying Accounts.  S-1

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

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for recognizing revenue relating to providing orthodontic health care services in 1996. Also, as discussed in Note 15 to the consoldidated financial statements, the accompanying 1998 and 1997 consolidated financial statements and financial statement schedule have been restated for the effects of certain transactions related to the sale of the Company's discontinued dental operations.


/S/ DELOITTE  &  TOUCHE  LLP

Costa  Mesa,  California
April  15,  1999  (Except  for  Note  15  for  which  the date is March__, 2000)

                                   SAFEGUARD HEALTH ENTERPRISES, INC.
                                            AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 ($000'S OMITTED, EXCEPT PER SHARE DATA)


December 31,                                                                          1998       1997
                                                                                  -----------  ---------
                                                                                 (As Restated, see Note 15)
ASSETS
Current assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,256   $  3,652
Investments available-for-sale, at estimated fair value. . . . . . . . . . . . . .     2,959      5,557
Investments held-to-maturity, at amortized cost. . . . . . . . . . . . . . . . . .        --      3,697
Accounts receivable, net of allowances of $1,942 in 1998 and
  $1,061 in 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,345      5,260
Notes receivable, current portion. . . . . . . . . . . . . . . . . . . . . . . . .        --      1,878
Income taxes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       485        132
Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . .     1,017      1,029
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        67        533
Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,562         --
                                                                                  -----------  ---------

  Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,691     21,738

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,105      9,351
Investments available-for-sale, at estimated fair value. . . . . . . . . . . . . .     4,225         --
Investments held-to-maturity, at amortized cost. . . . . . . . . . . . . . . . . .        --      5,656
Notes receivable-long term, net of allowances of $3,561 in
  1998 and $2,205 in 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,523      4,783
Assets of discontinued operations transferred under contractual arrangements, net.     8,950      2,478
Net assets of discontinued operations. . . . . . . . . . . . . . . . . . . . . . .        --      4,062
Goodwill, net of accumulated amortization of $1,563 in 1998 and
  $815 in 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27,914     29,556
Intangibles and covenant not-to-compete, net of accumulated
  amortization of $2,059 in 1998 and $2,297 in 1997. . . . . . . . . . . . . . . .     3,893      4,978
Deferred income taxes - long-term. . . . . . . . . . . . . . . . . . . . . . . . .     8,415      1,236
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       240        247
                                                                                  -----------  ---------

                                                                                    $ 77,956   $ 84,085
                                                                                  ===========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  8,000   $  8,500
Current portion of note payable. . . . . . . . . . . . . . . . . . . . . . . . . .     1,894      1,692
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . . . . .    10,905      5,193
Reserves for dental claims . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,558      3,631
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,022      1,177
                                                                                  -----------  ---------

  Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .    25,379     20,193

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32,500     32,500
Note payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --      1,394
Accrued compensation agreement . . . . . . . . . . . . . . . . . . . . . . . . . .       311        383
Commitments and contingencies (Notes 6, 11 and 16)

Stockholders' equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized,
  no shares issued or outstanding. . . . . . . . . . . . . . . . . . . . . . . . .        --         --
Common stock - $.01 par value; 30,000,000 shares authorized; 4,747,000
  shares issued and outstanding in 1998 and 1997, at stated value. . . . . . . . .    21,509     21,509
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,734     26,672
Accumulated other comprehensive loss . . . . . . . . . . . . . . . . . . . . . . .      (354)      (443)
Treasury stock, at cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (18,123)   (18,123)
                                                                                  -----------  ---------

  Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .    19,766     29,615
                                                                                  -----------  ---------

                                                                                    $ 77,956   $ 84,085
                                                                                  ===========  =========

          See accompanying Notes to Consolidated Financial Statements.


                          SAFEGUARD HEALTH ENTERPRISES, INC.
                                   AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                        ($000'S OMITTED, EXCEPT PER SHARE DATA)


Years ended December 31,                                   1998       1997      1996
                                                         ---------  --------  --------
(As Restated, see Note 15)
Health care revenues. . . . . . . . . . . . . . . . . .  $ 97,449   $95,350   $72,709

Expenses:
Health care services. . . . . . . . . . . . . . . . . .    66,020    65,702    54,534
Selling, general, and administrative. . . . . . . . . .    36,259    25,103    16,292
Loss on impairment of assets. . . . . . . . . . . . . .     2,397        --        --
                                                         ---------  --------  --------

  Total expenses. . . . . . . . . . . . . . . . . . . .   104,676    90,805    70,826
                                                         ---------  --------  --------

(Loss) income from operations . . . . . . . . . . . . .    (7,227)    4,545     1,883
Other income. . . . . . . . . . . . . . . . . . . . . .       624     1,316       984
Interest expense. . . . . . . . . . . . . . . . . . . .    (4,311)   (2,871)     (485)
                                                         ---------  --------  --------

(Loss) income before (benefit) provision for income
  taxes, discontinued operations and cumulative effect
  of accounting change. . . . . . . . . . . . . . . . .   (10,914)    2,990     2,382
(Benefit) provision for income taxes. . . . . . . . . .    (3,406)    1,371       980
                                                         ---------  --------  --------

(Loss) income from continuing operations
  before cumulative effect of accounting change . . . .    (7,508)    1,619     1,402
                                                         ---------  --------  --------

Discontinued operations and cumulative effect
  of accounting change:
Loss from operations to be disposed of (net of income
  tax benefit of $1,554 in 1998, $4,736 in 1997 and
  $616 in 1996 and net of after tax deferred loss
  of $621 in 1996). . . . . . . . . . . . . . . . . . .    (2,430)   (7,408)     (852)
Gain on disposal of orthodontic and
  dental practices (net of income tax expense of
  $189 in 1997 and $1,088 in 1996). . . . . . . . . . .        --       296     1,678
Cumulative effect of change in accounting principle-
  orthodontic operations, net of tax of $536 in 1996. .        --        --       824
                                                         ---------  --------  --------

(Loss) income from discontinued operations and
  cumulative effect of accounting change. . . . . . . .    (2,430)   (7,112)    1,650
                                                         ---------  --------  --------

  Net (loss) income . . . . . . . . . . . . . . . . . .  $ (9,938)  $(5,493)  $ 3,052
                                                         =========  ========  ========

Basic (loss) earnings per share:
  (Loss) income from continuing operations. . . . . . .  $  (1.58)  $  0.34   $  0.30
  (Loss) income from discontinued operations. . . . . .     (0.51)    (1.50)     0.17
  Cumulative effect of change in accounting principle .        --        --      0.17
                                                         ---------  --------  --------

  Net (loss) income . . . . . . . . . . . . . . . . . .  $  (2.09)  $ (1.16)  $  0.64
                                                         =========  ========  ========

Diluted (loss) earnings per share:
  (Loss) income from continuing operations. . . . . . .  $  (1.58)  $  0.33   $  0.28
  (Loss) income from discontinued operations. . . . . .     (0.51)    (1.45)     0.17
  Cumulative effect of change in accounting principle .        --        --      0.17
                                                         ---------  --------  --------

  Net (loss) income . . . . . . . . . . . . . . . . . .  $  (2.09)  $ (1.12)  $  0.62
                                                         =========  ========  ========

          See accompanying Notes to Consolidated Financial Statements.

                                    SAFEGUARD HEALTH ENTERPRISES, INC.
                                             AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             ($000'S OMITTED)

                                                                            Accumulated
                                                                               Other
                                      Number of Shares                     Comprehensive
                                                          Common   Retained    (Loss)     Treasury
                                      Common   Treasury    Stock   Earnings    Income     Stock     Total
                                      -------  ---------  -------  ---------  --------  ---------  -------
January 1, 1996. . . . . . . . . . .   7,979     (3,275)  $21,092  $  29,113  $  (153)  $(18,123)  $31,929
Comprehensive income:
Net income . . . . . . . . . . . . .                                   3,052                        3,052
Unrealized holding gains
  arising during the year. . . . . .                                              124
Less:  reclassification adjustment
  for gains included in net income .                                              (68)
                                                                              ---------
Net unrealized gain on
  investment securities
  available-for-sale, net
  of tax of $36. . . . . . . . . . .                                                56                 56
                                                                                                   -------
Total comprehensive income . . . . .                                                                3,108
Exercise of stock options
  (includes $33 tax benefits). . . .      12                  163                                      163
                                      -------  ---------  -------  ---------  --------  ---------  -------

December 31, 1996. . . . . . . . . .   7,991     (3,275)   21,255     32,165      (97)   (18,123)   35,200
Comprehensive (loss) income:
Net loss (as restated, see Note 15).                                 (5,493)                       (5,493)
Unrealized holding losses
  arising during the year. . . . . .                                             (357)
Less:  reclassification adjustment
  for losses included in net income.                                               11
                                                                              --------
Net unrealized loss on
  investment securities
  available-for-sale, net
  of tax benefit of $221 . . . . . .                                              (346)              (346)
                                                                                                ---------
Total comprehensive loss (as
  restated, see Note 15) . . . . . .                                                               (5,839)
Exercise of stock options
  (includes $121 tax benefits) . . .      31                  254                                      254
                                      -------  ---------  -------  ---------  --------  ---------  -------

December 31, 1997 (as restated,
  see Note 15) . . . . . . . . . . .   8,022     (3,275)   21,509     26,672     (443)   (18,123)   29,615
Comprehensive (loss) income:
Net loss (as restated, see Note 15).                                  (9,938)                      (9,938)
Unrealized holding losses
  arising during the year. . . . . .                                            (161)
Less:  reclassification adjustment
  for losses included in net income.                                             250
                                                                              --------
Net unrealized gain on
  investment securities
  available-for-sale, net
  of tax of $57. . . . . . . . . . .                                                        89         89
                                                                                                   -------
Total comprehensive loss (as
  restated, see Note 15) . . . . . .                                                               (9,849)
                                      -------  ---------  -------  ---------  --------  ---------  -------

December 31, 1998 (as
  restated, see Note 15) . . . . . .   8,022     (3,275)  $21,509  $  16,734  $  (354)  $(18,123)  $19,766
                                      =======  =========  =======  =========  ========  =========  =======

                          See accompanying Notes to Consolidated Financial Statements.

                                 SAFEGUARD HEALTH ENTERPRISES, INC.
                                          AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          ($000'S OMITTED)

(As Restated, see Note 15)
Year ended December 31,                                               1998       1997       1996
                                                                    ---------  ---------  ---------

Cash flows from operating activities:
Net (loss) income. . . . . . . . . . . . . . . . . . . . . . . . .  $ (9,938)  $ (5,493)  $  3,052
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Loss from discontinued operations. . . . . . . . . . . . . . . . .     2,430      7,408        852
Gain on disposal of discontinued orthodontic and dental practices.        --       (296)    (1,678)
Gain on sale of property and equipment . . . . . . . . . . . . . .        --         --         (7)
Loss on impairment of assets . . . . . . . . . . . . . . . . . . .     2,397         --         --
Depreciation and amortization. . . . . . . . . . . . . . . . . . .     3,505      2,284      2,350
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .    (2,349)    (1,380)     1,408
Changes in operating assets and liabilities, net
  of effects of acquisitions:
  Accounts and current notes receivable, net . . . . . . . . . . .       912       (105)    (1,478)
  Income taxes receivable. . . . . . . . . . . . . . . . . . . . .      (353)       (88)        34
  Prepaid expenses and other current assets. . . . . . . . . . . .       449       (299)      (419)
  Accounts payable and accrued expenses. . . . . . . . . . . . . .     4,281        134       (111)
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . .      (155)       625        357
  Reserves for dental claims . . . . . . . . . . . . . . . . . . .       (73)       801      1,067
                                                                    ---------  ---------  ---------

  Net cash provided by continuing operations . . . . . . . . . . .     1,106      3,591      5,427
  Net cash used in discontinued operations . . . . . . . . . . . .    (2,779)    (5,183)    (6,297)
                                                                    ---------  ---------  ---------

  Net cash (used in) provided by operating activities. . . . . . .    (1,673)    (1,592)       870
                                                                    ---------  ---------  ---------

Cash flows from investing activities:
Purchase of investments available-for-sale . . . . . . . . . . . .   (10,169)    (9,386)   (14,218)
Proceeds from sales/maturity of investments available for sale . .    11,319      9,903     21,892
Purchase of investments held-to-maturity . . . . . . . . . . . . .        --     (8,104)    (5,977)
Proceeds from maturity of investments held-to-maturity . . . . . .     4,906      5,063      3,940
Purchases of property and equipment. . . . . . . . . . . . . . . .    (2,357)    (2,118)    (3,029)
Proceeds from sale of property and equipment . . . . . . . . . . .        --         --          7
Payments received on notes receivable. . . . . . . . . . . . . . .        92        265         --
Issuance of notes receivable . . . . . . . . . . . . . . . . . . .      (750)        --         --
Cash paid for businesses acquired, net of cash acquired. . . . . .        --     (1,203)   (20,320)
Additions to intangibles and other assets. . . . . . . . . . . . .        --     (2,109)      (127)
                                                                    ---------  ---------  ---------

  Net cash provided by (used in) investing activities -
  continuing operations. . . . . . . . . . . . . . . . . . . . . .     3,041     (7,689)   (17,832)
  Net cash used in discontinued operations . . . . . . . . . . . .        --       (684)    (1,670)
                                                                    ---------  ---------  ---------

  Net cash provided by (used in) investing activities. . . . . . .     3,041     (8,373)   (19,502)
                                                                    ---------  ---------  ---------

Cash flows from financing activities:
Proceeds from long-term debt . . . . . . . . . . . . . . . . . . .     8,000     40,500     19,000
Proceeds from exercise of stock options. . . . . . . . . . . . . .        --        133        130
Payments on accrued compensation agreement . . . . . . . . . . . .       (72)       (30)        --
Payments on bank debt. . . . . . . . . . . . . . . . . . . . . . .        --    (27,000)        --
Payments on notes payable and long-term debt . . . . . . . . . . .    (9,692)      (692)      (298)
                                                                    ---------  ---------  ---------

  Net cash (used in) provided by financing activities. . . . . . .    (1,764)    12,911     18,832
                                                                    ---------  ---------  ---------

Net (decrease) increase in cash. . . . . . . . . . . . . . . . . .      (396)     2,946        200
Cash and cash equivalents at beginning of year . . . . . . . . . .     3,652        706        506
                                                                    ---------  ---------  ---------

Cash and cash equivalents at end of year . . . . . . . . . . . . .  $  3,256   $  3,652   $    706
                                                                    =========  =========  =========

Supplemental disclosure of non-cash activities:
Tax benefit from exercise of stock options . . . . . . . . . . . .  $     --   $    121   $     33
Supplementary information:
Cash paid during the year for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,008   $  2,872   $    485
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .  $     --   $     --   $    619
Purchase of businesses acquired (Notes 1 and 3):
Fair value of assets acquired. . . . . . . . . . . . . . . . . . .  $     --   $ 17,342   $ 25,697
Less: cash acquired. . . . . . . . . . . . . . . . . . . . . . . .        --     (5,455)      (201)
Less: note payable issued. . . . . . . . . . . . . . . . . . . . .        --     (9,500)    (3,576)
Less: liabilities assumed. . . . . . . . . . . . . . . . . . . . .        --     (1,184)    (1,600)
                                                                    ---------  ---------  ---------

Cash paid for business acquired. . . . . . . . . . . . . . . . . .  $     --   $  1,203   $ 20,320
                                                                    =========  =========  =========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1:  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

SafeGuard Health Enterprises, Inc., a Delaware corporation (the "Company"), is a holding company that manages what is, collectively, one of the largest publicly-traded Dental HMO plans in the United States. The Company provides managed care and indemnity dental benefits for approximately 1,000,000 members, through a panel of independent primary care dental offices and specialists, and a preferred provider organization panel. Operations are conducted through wholly-owned subsidiaries in 27 states and the District of Columbia. The Company was founded as a non-profit entity in California in 1974, and converted to a for-profit entity at the end of 1982. In 1992, the Company acquired a California-based indemnity insurance company licensed to transact insurance business and currently holds a certificate of authority in 14 states. In 1996, the Company acquired a Texas-based managed dental care company and in 1997, the Company acquired a Florida-based managed dental care company. In 1997, the Company acquired Consumers Life Insurance Company of North Carolina, renamed it SafeHealth Life Insurance Company, Inc. ("SafeHealth, Inc."), and redomesticated it to Texas. That company is licensed in 16 states.

In January 1998, the Company merged one of the Advantage affiliates, Advantage Dental HealthPlans, Inc., a Missouri corporation, into SafeGuard Health Plans, Inc., a Missouri corporation. In May 1998, the Company initiated the merger of SafeHealth, Inc., into its affiliate, SafeHealth Life Insurance Company, a California corporation ("SafeHealth"), as part of a strategic plan to simplify business operations from an administrative, financial and legal perspective. The merger of SafeHealth, Inc. into SafeHealth will also release surplus requirements of the no longer existing entity, SafeHealth, Inc. The merger is subject to regulatory approval from both the California and Texas Departments of Insurance. In December 1998, the Company received approval from the California
Department  of  Insurance  and in March 1999, regulatory approval from the Texas
Department  of  Insurance.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, during the year ended December 31, 1998 and 1997, the Company incurred net losses of $9.9 million and $5.5 million, respectively, and net cash used by operating activities was $1.7 million and $1.6 million, respectively. As of December 31, 1998, the Company's current liabilities exceeded its current assets by $10.7 million. As of December 31, 1999, the Company was in violation of certain financial covenants relating to its two major lenders and was $4.5 million below the minimum capital requirements for one of its regulated subsidiaries.

Management believes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing as may be required, and ultimately to attain profitable operations. As further discussed in Note 16, on March 1, 2000 the Company entered into an agreement with its primary lenders and an investor group. Under this agreement all the Company's debt will be converted to equity, and the Company was able to cure its minimum capital deficiency. Also, in connection with this agreement the Company obtained a new chief executive officer and certain new directors. Management's plans to continue as a going concern and to return the Company to profitability include plans to increase premium rates, reduce certain types of non-standard provider payments, reduce the number of its employees by consolidating certain administrative functions in one location, reduce the amount of office space used, and reduce various other selling, general and administrative expenses. Management's plans also include enhanced programs for customer retention, increasing the efficiency of its provider network and streamlining operations with a focus toward strengthening customer service. Management believes that the results of its plans, and with the agreement reached on March 1, 2000 discussed above, that the Company will be able to meets its ongoing obligations on a timely basis and return to profitable operations.

Basis  of  Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Investments

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its investment portfolio into "available-for-sale" and "held-to-maturity" categories. Investments classified as available-for-sale are carried at fair value and unrealized gains or losses, net of applicable income taxes, are reported in accumulated other comprehensive income, a separate caption of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. At December 31, 1998, the Company recorded net unrealized gains of $146,000 and increased stockholders' equity by $89,000 (net unrealized gains, less deferred income taxes of $57,000). At December 31, 1997, the Company recorded net unrealized losses of $567,000 and decreased stockholders' equity by $346,000 (net unrealized losses, less deferred income taxes of $221,000). At December 31, 1996, the Company recorded net unrealized gains of $92,000 and increased stockholders' equity by $56,000 (net unrealized gains, less deferred income taxes of $36,000).

Investments consist principally of variable-rate, interest-bearing tax-exempt investments; taxable bonds; equity securities; treasury bills and notes; and certificates of deposit with original maturities greater than three months. The adjusted cost of specific securities sold is used to compute the gain or loss on sale of investments.

During 1998, the Company transferred approximately $4.2 million of securities from the held-to-maturity category to the available-for-sale category. This amount represented the amortized cost of the securities at the date of transfer. The estimated fair value of those securities was approximately $4.4 million resulting in a net unrealized gain of $0.1 million (net of tax of $0.1 million), which was reported in other comprehensive income. The change in classification was a result of a change in management's ability to hold these securities to maturity date related to a change in the Company's liquidity as discussed above, which could not have been predicted when the held-to-maturity investments were purchased. In order to have the flexibility to respond to changes in interest rates and to take advantage of changes in the availability of and the yield on alternative investments, management determined that the reclassification of these securities as available-for-sale was appropriate.

Fair  Value  of  Financial  Instruments

The Company's balance sheet includes the following financial instruments: cash, investments, accounts and notes receivable, accounts payable, short and long-term debt. The Company considers the carrying amounts in the financial statements to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization for current items. Due to current payment trends, notes receivable have been written down to management's estimate of net realizable value which approximates fair value. The fair value of the Company's long-term debt approximated its carrying value.

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

In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which became effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the assets to their carrying amount. The statement also requires that assets to be disposed of be written down to fair value, less selling costs. The Company adopted this statement in fiscal year 1996 as required, and its adoption did not have a significant effect on the Company's financial position or results of operations.

Intangibles

License acquisition costs associated with the purchase of an indemnity insurance company in October 1992 and another in August 1997 are amortized over a 20-year period. Goodwill related to the acquisition of First American Dental Benefits, Inc. ("First American") in September 1996 and Advantage Dental HealthPlans ("Advantage") in May 1997 is being amortized over a period of 40 years. The covenants not-to-compete related to the acquisition of First American and Advantage are being amortized over a 5-year period. The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful lives or the recoverability of the remaining balance of its intangibles. At December 31, 1998, the Company's management believed that no material impairment of goodwill or other intangible assets existed.

Income  Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Use  of  Estimates  in  Preparation  of  Financial  Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

The Company is responsible for paying claims submitted by dentists for certain types of dental services provided to patients who have purchased dental coverage from the Company. Estimates of the liability for reported claims are determined primarily by evaluation of individual reported claims. Estimates of the liability for claims incurred but not reported are based on actuarial projections of historical developments with respect to the probable number and nature of such claims. Although the Company considers its actual experience to date and industry data in determining such reserves, assumptions and projections as to future events are necessary, and ultimate losses may differ significantly from the amounts provided. Methods for making such estimates and for establishing the resulting liabilities are continually reviewed and updated, and any resulting adjustments are reflected in the results of current operations. Management believes that, in the aggregate, the reserves for dental claims are adequate.

Net  (Loss)  Income  Per  Share

(Loss) earnings per share are stated in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share excludes the effect of all potentially dilutive securities. Diluted earnings per share includes the effect of all potentially dilutive common securities (see Note 9). At December 31, 1998, options to purchase 769,800 shares of common stock at a weighted average exercise price of $10.58 were outstanding but were not included in the computation of diluted loss per share as their effect on loss per share was antidilutive. At December 31, 1997 and 1996, options to purchase 150,350 and 23,500 shares, respectively, of common stock at a weighted average exercise price of $11.13 and $10.29, respectively, were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. (See Note 9).

The weighted average number of basic and dilutive shares outstanding and the related earnings per share for the years ended December 31, were as follows (000's omitted, except per share data):

                                                  1998                           1997                              1996
                                              -----------                      ---------                         -------
                                        Net     Number   Per-share    Net      Number     Per-share     Net     Number    Per-share
                                       loss   of shares    amount     loss     of shares    amount     income   of shares    amount
---------------------------------  -----------  ---------  -------  -----------  ---------  --------  ----------  ---------  ------
Basic (loss) earnings per share .  $   (9,938)      4,747  $(2.09)  $   (5,493)      4,723  $ (1.16)  $    3,052      4,711  $0.64

Effect of Dilutive Securities
Options . . . . . . . . . . . . .          --          --      --          176          --      229

Diluted (loss) earnings per share  $   (9,938)      4,747  $(2.09)  $   (5,493)      4,899  $ (1.12)  $    3,052      4,940  $0.62


Regulatory  Requirements  and  Restricted  Deposits

Pursuant to various state regulations, certain of the Company's subsidiaries are required to hold restricted deposits. As of December 31, 1998 and December 31, 1997, the Company held restricted deposits of $6.0 million and $9.0 million, respectively, which are included in investments. Additionally, the Company is required to maintain minimum capital and surplus balances. As of December 31, 1998 and December 31, 1997, these subsidiaries were in compliance with all regulatory requirements. (See Note 16).

Reclassifications

Certain prior year amounts have been reclassified to conform with the financial statement presentation for the year ended December 31, 1998.

Stock  Options

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires adoption of the disclosure provisions no later than years beginning after December 15, 1995, and adoption of the recognition and measurement provisions for non-employee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period.

Pursuant to the new accounting standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. (See Note 9).

Recent  Accounting  Pronouncements

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which becomes effective for fiscal years ending after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income be displayed with the same prominence as other financial statements.

In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which becomes effective for fiscal years ending after December 15, 1997. SFAS No. 131 requires that future financial statements contain disclosures about products and services, geographic areas and major customers related to its reportable operating segments.

The  Company  adopted  SFAS  Nos.  130  and  131  in  1998.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which becomes effective for fiscal years beginning after June 15, 2000, as amended. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect the adoption of SFAS No. 133 to have a significant impact on the Company's financial position or results of operations.

NOTE  2:  DISCONTINUED  OPERATIONS

General  Dental  Practices
On October 21, 1996, the Company implemented a strategic plan to sell all of the general dental practices owned by the Company. The assets sold consisted primarily of accounts receivable, supply inventories, equipment and leasehold improvements. Each practice sold could enter into a contract with the Company's practice management subsidiary, whereby the Company would provide certain services to support the operation of their practice, including administrative support. The Company discontinued its practice management subsidiary and terminated these agreements in 1998.

Through June 1997, the Company sold fifteen general dental practices to purchasers in exchange for consideration consisting of $10.4 million of long-term promissory notes. In September 1997, the Company sold the remaining practices to Pacific Coast Dental, Inc., Associated Dental Services, Inc., and affiliated dentists (the "Purchasers" or "PCD") in exchange for consideration consisting of $8.0 million of long-term promissory notes.

During 1997 and 1998, of the fifteen practices previously sold to parties other than PCD, four of these practice were conveyed to PCD in exchange for the assumption of the promissory notes payable to the Company. At the time of the conveyances of these practices to PCD, the related promissory notes had an aggregate carrying value of $1.9 million on the Company's balance sheet, which exceeded the historical cost of the net assets of the related dental practices by $1.4 million.

Orthodontic  Practices
On February 26, 1998, the Company announced the discontinuance of its orthodontic practices. The assets of the orthodontic practices consisted primarily of accounts receivable, supply inventory and dental equipment,which were sold on April 1, 1998, pursuant to the terms of the definitive Master Asset Purchase Agreement (the "Agreement") dated and effective as of April 1, 1998, by and among the Company and PCD. The orthodontic practices were sold for $15 million, represented by an 8 1/2% 30-year promissory note and secured by all current and future assets of the Purchasers, including those assets transferred under the Agreement made by PCD. Among other provisions, the Agreement includes a long term commitment to continue to provide orthodontic services to the members of SafeGuard Health Plans, Inc.

In connection with the sale of the general dental and orthodontic practices to PCD, the Company committed to lend PCD certain amounts for working capital. As of December 31, 1997 and 1998 the working capital loans to PCD amounted to $.8 million and $1.6 million, respectively.

In a subsequent review of the facts and circumstances related to this matter, and based upon no new information that was not otherwise available to the Company at the time when it entered into these transactions, the Company's management concluded that PCD did not have sufficient resources to repay the promissory notes from sources other than the operations of the purchased practices. Accordingly, the related promissory notes and the working capital loans have not been recorded in the financial statements. The historical cost of the net assets of the practices sold to PCD are reflected on the Company's balance sheet under the caption "Assets of discontinued operations transferred under contractual arrangements." The financial statements do not reflect any gains on these sale transactions, and do not reflect any interest income on the related promissory notes. In addition, the carrying value of the promissory notes related to the four practices that were also transferred to PCD from other purchasers, was reduced to the historical cost of the net assets of the related practices. The working capital loans were fully reserved at the time the loans were made and the Company has no further obligation to provide such working capital loans. Interest payments received of $ .3 million have been applied to reduce the historical cost of the net assets transferred.

Net assets of discontinued operations at December 31, 1997, which represent orthodontic practices subsequently transferred to PCD, are shown at their net book value (in 000's), and consisted of the following:

Accounts  receivable,  net                        $1,896
Supplies  inventory                                  270
Leasehold  improvements  and  equipment,  net      2,478
Other                                                168
Legal  reserves                                     (750)
                                                   -----
                                                  $4,062
                                                  ======

Operating and transactional results of discontinued general dental and orthodontic practices
In 1996, operating losses of the discontinued general dental practices, prior to the measurement date of October 21, 1996, were $1.6 million, net of a tax benefit of $1.0 million. This amount is included in the accompanying consolidated statements of operations under the caption "Loss from operations to be disposed of." The operating losses subsequent to the measurement date in 1996 were recognized in the consolidated statements of operations up to the amount of the net gain on disposal of the dental practices, which was $1.3 million, net of tax expense of $0.8 million, for 1996. The remaining losses of $
 .6 million, net of tax expense of $ .4 million for the year ended December 31, 1996, were deferred as an asset until the completion of the sale of all the dental practices as of September 30, 1997.

Operating income for the years ended December 31, 1996 and 1997 of the orthodontic practices were $2.0 million and $1.1 million, respectively, net of tax expense of $1.2 million and $.7 million, respectively. Operating losses for the year ended December 31, 1998 were $.6 million, net of tax benefits of $.4 million. These amounts are included in the accompanying consolidated statements of operations under the caption "Loss from operations to be disposed of."

In 1996 and 1997, the Company recognized gain on the disposal of general dental practices of $1.7 million and $0.3 million, respectively, net of tax expense of $1.1 million and $0.2 million, respectively.

Net assets of discontinued operations transferred to PCD, which are reflected on the Company's balance sheet under the caption "Assets of discontinued operations transferred under contractual arrangements" yielded losses during the years ended December 31, 1997 and 1998 and are included under the caption "Loss from operations to be disposed of" in the amount of $8.5 million and $1.8 million, respectively, net of income tax benefit of $5.4 million and $1.1 million, respectively.

NOTE  3:  BUSINESS  ACQUISITIONS

Effective September 27, 1996, the Company completed the acquisition of all of the outstanding shares of First American, a privately-held managed dental care company based in Dallas, Texas, and a related marketing entity, for a total consideration of $23.6 million, plus assumed liabilities of $1.6 million, acquisition costs of $0.3 million and acquired cash of $0.2 million. Of the purchase price, $20 million was paid at closing (which included a $1 million holdback account) and an aggregate sum of $3.6 million over three years pursuant to non-competition agreements entered into between the Company and the former owners of First American. The Company financed the acquisition of First American through a credit agreement with Bank of America. First American provides managed dental care services through a network of approximately 1,100 dental care providers to approximately 175,000 members in Texas. The acquisition of First American was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess cost over fair market value of net assets acquired of $21.5 million which is being amortized over its useful life which is estimated to be 40 years. The acquisition is included as part of the Company's consolidated financial statements, subsequent to September 27, 1996.

Effective May 9, 1997, the Company completed the acquisition of all of the outstanding shares of Advantage, a privately held managed dental care company based in Fort Lauderdale, Florida for a total consideration of $10 million plus assumed liabilities of $1.2 million, and acquired cash of $0.8 million. Of the purchase price, cash was paid at closing consisting of a $0.5 million holdback account and the Company is obligated to pay an aggregate sum of $1 million over two years pursuant to a non-competition agreement entered into between the Company and the former owner of Advantage. The Company financed the acquisition of Advantage through a note from the seller for $8.5 million which had a due date, with extensions, of April 2, 1998. Advantage provides managed dental care services through a network of approximately 800 dental care providers to approximately 125,000 members in Florida, Missouri and several other southeastern states. The acquisition of Advantage was accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisition. The acquisition resulted in excess cost over fair market value of net assets acquired of $9.2 million which is being amortized over its useful life which is estimated to be 40 years. The acquisition is included as part of the Company's consolidated financial statements, subsequent to May 9, 1997.

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

                                                      1997       1996
                                                    --------   -------
Revenues                                            $97,808    $77,990
Net  income  (loss)                                  (5,023)     1,705
Net  (loss)  income  per  diluted  common  share     $(1.03)     $0.35

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

                                       Cost/        Gross       Gross      Estimated
                                     Amortized    Unrealized  Unrealized     Fair
                                       Cost         Gains       Losses       Value
                                   ------------  -----------  -----------  ----------
Classified as available-for-sale:
U.S. government and its agencies.  $      3,538  $       100   $      --   $    3,638
State obligations . . . . . . . .           674           32          --          706
Corporate bonds . . . . . . . . .           376           --         (57)         319
Equity securities . . . . . . . .         2,715           --        (665)       2,050
Funds and other short-term
  municipal obligations . . . . .           448           23          --          471
                                   ------------  -----------  -----------  ----------

  Total available-for-sale. . . .  $      7,751  $       155  $     (722)  $    7,184
                                   ============  ===========  ===========  ==========

The contractual maturities of investments as of December 31, 1998, are shown below (in $000's). Expected maturities may differ from contractual maturities:

                                        Cost/Amortized Cost   Estimated Fair Value
                                        --------------------  ---------------------
Classified as available-for-sale:
Due in one year or less. . . . . . . .  $                904  $                 909
Due after one year through five years.                 2,642                  2,731
Due after five years through ten years                   873                    833
Due after ten years. . . . . . . . . .                   616                    661
Equity securities. . . . . . . . . . .                 2,716                  2,050
                                        --------------------  ---------------------

Total available-for-sale . . . . . . .  $              7,751  $               7,184
                                        ====================  =====================

The following table summarizes the Company's investments as of December 31, 1997 (in $000's). The estimated fair value of investments is based on quoted market prices.

                                           Cost/     Gross       Gross     Estimated
                                        Amortized  Unrealized  Unrealized    Fair
                                           Cost      Gains       Losses      Value
                                        ---------  ----------  ----------  ---------
Classified as available-for-sale:
U.S. government and its agencies . . .  $     553  $        8  $      --    $    561
State obligations. . . . . . . . . . .      1,000          --         --       1,000
Corporate bonds. . . . . . . . . . . .        184          --        (60)        124
Equity securities. . . . . . . . . . .      3,885         132       (806)      3,211
Funds and other short-term
Municipal obligations. . . . . . . . .        661          --         --         661
                                        ---------  ----------  ----------  ---------

Total available-for-sale . . . . . . .      6,283         140       (866)      5,557
                                        ---------  ----------  ----------  ---------

Classified as held-to-maturity:
U.S. Government and its agencies . . .      7,847          39         (2)      7,884
State obligations. . . . . . . . . . .        702          24         --         726
Municipal obligations. . . . . . . . .        449          20         --         469
Corporate bonds. . . . . . . . . . . .        353          --         --         353
Funds and other short-term obligations          2          --         --           2
                                        ---------  ----------  ----------  ---------

Total held-to-maturity . . . . . . . .      9,353          83         (2)      9,434
                                        ---------  ----------  ----------  ---------

  Total. . . . . . . . . . . . . . . .  $  15,636  $      223  $    (868)  $  14,991
                                        =========  ==========  ==========  =========

The Company computes its realized gains and losses from sales of investments based on specific identification.

Gross realized gains on sales of investment securities were $815,000 and gross realized losses were $1,225,000 for the year ended December 31, 1998. Gross realized gains on sales of investment securities were $155,000 and gross realized losses were $173,000 for the year ended December 31, 1997. Gross realized gains on sales of investment securities were $149,000 and gross realized losses were $38,000 for the year ended December 31, 1996.

Property  and  Equipment

The Company's property and equipment consist of the following (in 000's):

December 31,                                                                 1998      1997
                                                                           --------  --------
Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    --   $   644
Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . . .      165     5,579
Leasehold improvements. . . . . . . . . . . . . . . . . . . . . . . . . .      520       402
Furniture, fixtures and other equipment . . . . . . . . . . . . . . . . .    9,203    10,050
Construction in progress. . . . . . . . . . . . . . . . . . . . . . . . .       --       265
                                                                           --------  --------

                                                                           $ 9,888    16,940
Less - accumulated depreciation and amortization. . . . . . . . . . . . .   (3,783)   (7,589)
                                                                           --------  --------

                                                                           $ 6,105   $ 9,351
                                                                           ========  ========

Accounts  Payable  and  Accrued  Expenses

The Company's accounts payable and accrued expenses consist of the following (in $000's):

December 31,             1998     1997
                        -------  ------
Accounts payable . . .  $ 4,918  $1,457
Accrued compensation .      296      71
Accrued interest . . .      984     681
Other accrued expenses    4,707   2,984
                        -------  ------

                        $10,905  $5,193
                        =======  ======

NOTE  5:  NOTES  PAYABLE  AND  LONG-TERM  DEBT

Notes  payable  and  long-term  debt  consisted  of  the  following (in $000's):

December 31,             1998      1997
                       --------  ---------
Bank line of credit .  $ 8,000   $     --
Note payable. . . . .       --      8,500
Senior notes payable.   32,500     32,500
Other notes . . . . .    1,894      3,086
                       --------  ---------
Less: current portion   (9,894)   (10,192)
                       --------  ---------

Long-term debt. . . .  $32,500   $ 33,894
                       ========  =========

On  May 13, 1997, under the terms of the Company's acquisition of Advantage (see
Note 3), the Company issued an unsecured $8.5 million promissory note to the seller. This note was repaid during April 1998.

On September 30, 1997, the Company completed a private placement of $32.5 million in long-term debt consisting of eight-year unsecured senior notes. The Company used the proceeds to repay long-term indebtedness and for general corporate purposes. The senior notes have a principal payment of $6.5 million due each year starting on September 30, 2001. The interest rate for the loan was fixed at 7.91% at December 31, 1998.

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

In connection with both the senior notes and the bank loan, the Company is subject to certain financial and operational debt covenants. The Company obtained waivers for lack of compliance with such covenants through the date of the restructure of these obligations. See Note 16 for more discussion of notes payable and long-term debt.

NOTE  6:  LEASE  OBLIGATIONS

The Company leases administrative offices, computer equipment and furniture under various non-cancelable operating leases. Rental expense (in 000's) was $1,501, $1,217 and $2,201 in 1998, 1997 and 1996, respectively. Future minimum rental payments required under operating leases that have the initial or remaining lease terms in excess of one year as of December 31, 1998, are as follows (in 000's):

Year  ending  December  31:

1999 . . . .  $3,682
2000 . . . .   3,624
2001 . . . .   3,351
2002 . . . .   2,522
2003 . . . .   1,993
  Thereafter   8,436

NOTE  7:  INCOME  TAXES

The Company's (benefit from) provision for federal and state income taxes is as follows (in $000's):

Year ended December 31,                                               1998      1997     1996
                                                                    --------  --------  -------
(Benefit) provision for income taxes due to continuing operations:
Taxes currently payable:
  Federal. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (31)  $ 1,585   $  936
  State. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11       407      343
Deferred income taxes:
  Federal. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,667)     (483)    (233)
  State. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (719)     (138)     (66)
                                                                    --------  --------  -------

                                                                    $(3,406)  $ 1,371   $  980
                                                                    ========  ========  =======

(Benefit) provision due to:
Continuing operations. . . . . . . . . . . . . . . . . . . . . . .  $(3,406)  $ 1,371   $  980
Discontinued operations. . . . . . . . . . . . . . . . . . . . . .   (1,554)   (4,547)   1,008
                                                                    --------  --------  -------

                                                                    $(4,960)  $(3,176)  $1,988
                                                                    ========  ========  =======

A reconciliation of the federal income tax (benefit) provision at the expected statutory rate compared to the actual income tax provision is as follows (in $000's):

Year ended December 31,            1998           1997         1996
                                 --------        -------      -------
Expected. . . . . . . .  $(3,820)  (35.0%)  $1,047   35.0%  $834   35.0%
State taxes, net of
Federal effect. . . . .     (497)    (4.5)     158    5.3    181    7.6
Tax-free income . . . .      (19)    (0.2)     (35)  (1.2)   (99)  (4.2)
Non-deductible
  amortization. . . . .      254      2.3      186    6.2     47    2.0
Dental office transfer.      670      6.1
Other . . . . . . . . .        6       .1       15    0.5     17    0.7
                         --------  -------  -------  -----  -----  -----

                         $(3,406)  (31.2%)  $1,371   45.8%  $980   41.1%
                         ========  =======  =======  =====  =====  =====

The major components of the Company's deferred taxes are as follows (in $000's):

December 31, . . . . . . . . . . . . . . . . . .    1998     1997
                                                  -------  -------

Current deferred tax assets (liabilities):
Policy reserves. . . . . . . . . . . . . . . . .  $  459   $  784
Amortization of prepaid expenses . . . . . . . .     (23)     (87)
State income taxes . . . . . . . . . . . . . . .    (501)    (100)
Other. . . . . . . . . . . . . . . . . . . . . .     132      (64)
                                                  -------  -------

  Net current deferred tax asset . . . . . . . .      67      533
                                                  -------  -------

Non-current deferred tax assets (liabilities):
Reserve for revenue adjustments. . . . . . . . .   1,697      607
Depreciation and amortization. . . . . . . . . .    (875)    (748)
Gain on sale of dental offices . . . . . . . . .   5,200      939
Unrealized loss on investments . . . . . . . . .      97      283
Amortization of intangibles. . . . . . . . . . .      43       30
Net operating loss . . . . . . . . . . . . . . .   2,253       --
Other. . . . . . . . . . . . . . . . . . . . . .      --      125
                                                  -------  -------

  Net non-current deferred tax asset (liability)   8,415    1,236
                                                  -------  -------

  Net deferred tax asset (liability) . . . . . .  $8,482   $1,769
                                                  =======  =======

As of December 31, 1998, the Company has not recorded a valuation allowance against deferred tax assets as management believed it was more likely than not that such assets will be realized. The Company has net operating loss carry forwards for federal and state purposes of $5,674,000 and $3,667,000 which begin to expire in 2018 and 2003, respectively.

NOTE  8:  OTHER  INCOME

Other income consists principally of interest income and dividends earned on investments, as follows (in $000's):


Year ended December 31,  1998    1997    1996
                         -----  -------  -----
Interest income . . . .  $ 268  $1,326   $ 809
Dividend income . . . .     --      12      61
Other . . . . . . . . .    356     (22)    114
                         -----  -------  -----

                         $ 624  $1,316   $ 984
                         =====  =======  =====

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

All stock options granted by the Company to employees through December 31, 1998 were incentive stock options. The following is a summary of stock option transactions:

Year ended December 31,                        1998       1997       1996
                                             ---------  ---------  ---------
Outstanding at beginning of year. . . . . .   643,517    510,817    397,500
Granted . . . . . . . . . . . . . . . . . .   178,000    169,500    132,300
Canceled. . . . . . . . . . . . . . . . . .   (51,717)    (6,134)    (6,987)
Exercised . . . . . . . . . . . . . . . . .        --    (30,666)   (11,996)
                                             ---------  ---------  ---------

Outstanding at end of year. . . . . . . . .   769,800    643,517    510,817
                                             =========  =========  =========

Exercisable at end of year. . . . . . . . .   455,066    349,895    296,056
                                             =========  =========  =========

Weighted average exercise price of options:
Granted . . . . . . . . . . . . . . . . . .  $   8.78   $  12.59   $  16.67
Canceled. . . . . . . . . . . . . . . . . .  $  12.45   $  14.83   $  11.27
Exercised . . . . . . . . . . . . . . . . .        --   $   4.35   $  11.66
Outstanding . . . . . . . . . . . . . . . .  $  10.58   $  11.13   $  10.29
Excercisable. . . . . . . . . . . . . . . .  $  10.10   $   9.17   $   7.46

The following table summarizes information concerning stock options at December 31, 1998:

                   Number      Weighted Average                      Number
Range of         Outstanding      Remaining      Weighted Average  Exercisable   Weighted Average
Exercise Price    12/31/98     Contractual Life   Exercise Price     12/31/98     Exercise Price
                -------------  ----------------  ----------------  ------------  -----------------
$ 4.25- $7.25         150,000              2.74  $           4.80       134,000  $            4.77
  9.00- 10.04         228,500              8.14              9.57        73,000               9.66
 10.25- 13.06         251,400              7.05             11.25       163,133              11.01
 15.75- 15.75          61,400              7.23             15.75        40,933              15.75
 17.33- 20.75          78,500              7.65             18.35        44,000              18.24
                -------------                                      ------------
                      769,800              6.90  $          10.58       455,066  $           10.10
                =============                                      ============

The estimated fair value of options granted during 1998, 1997, and 1996, was $5.93, $4.56, and $4.84 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plan. No compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 1998, 1997 and 1996, would have been revised to the pro forma amounts indicated below:

                                        1998       1997     1996
                                      ---------  --------  ------
Net income (loss) (in $000's)
  As reported. . . . . . . . . . . .  $ (9,938)  $(5,493)  $3,052
  Pro forma. . . . . . . . . . . . .   (10,325)   (5,846)   2,855
Diluted net income (loss) per share
  As reported. . . . . . . . . . . .  $  (2.09)  $ (1.17)  $  .62
  Pro forma. . . . . . . . . . . . .  $  (2.17)  $ (1.19)  $  .58


Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The fair value of options granted under the Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 50% in 1998, 38% in 1997, and 25% in 1996, risk free interest rate of approximately 6%, and an average expected life of four (4) years.

NOTE  10:  IMPAIRMENT  OF  ASSETS

During the third quarter of 1998, the Company moved its corporate and western region operations from its fully-owned building in Anaheim, CA to a leased facility in Aliso Viejo, CA. As a result of this relocation, the Company marketed the building and its related assets in Anaheim. Those assets include the land, building, and various building improvements. During the first quarter of 1999, the Company received a written offer for these assets. Based on this offer and as required by SFAS No. 121, the Company wrote down the value of the building by $569,000 and accrued closing costs of $188,000, as of December 31, 1998. The book value of these assets was $3,562,000 at December 31, 1998 and is recorded as "Assets held for sale" on the balance sheet.

During the fourth quarter of 1998, the Company, in an effort to liquidate assets, offered to reduce the principal amount of the notes due from certain parties to whom it had sold dental practices (other than PCD, as discussed in Note 2) in exchange for current cash payment in satisfaction of the notes. Thus, the Company provided a reserve of $1.9 million at December 31, 1998 to reflect the impact of its decision to actively pursue liquidation of the notes receivable.


NOTE  11:  COMMITMENTS  AND  CONTINGENCIES

The Company is a defendant in various litigation arising in the normal course of business. In the opinion of management, the ultimate outcome of such litigation or any other contingencies would not have a material effect on the Company's consolidated financial position or results of operations. See also Note 16.

The Company has employment agreements with various executive officers requiring an annual payment of the following (in $000's):

     Year  ending  December  31,
     1999     $1,140
     2000     551
     2001     155
     2002     39
     2003     --


NOTE  12:  RESERVES  FOR  DENTAL  CLAIMS

Activity in the liability for dental indemnity insurance policy reserves and specialists claims expense is summarized as follows (in $000's):

                                                   Specialist
                               Policy Reserves    Claims Expense    Total
                              -----------------  ----------------  --------
Balance at January 1, 1997    $          2,120   $         1,010   $ 3,130
Incurred related to:
Current year -- 1997                    18,100             8,126    26,226
Prior years                                (13)              (22)      (35)
                              -----------------  ----------------  --------

  Total incurred                        18,087             8,104    26,191
Paid related to:
Current year -- 1997                    15,950             6,645    22,595
Prior years                              2,107               988     3,095
                              -----------------  ----------------  --------

  Total paid                            18,057             7,633    25,690
                              -----------------  ----------------  --------

Balance at December 31, 1997  $          2,150   $         1,481   $ 3,631
                              =================  ================  ========

Incurred related to:
Current year -- 1998          $         16,909   $         7,251   $24,160
Prior years                                794              (338)      456
                              -----------------  ----------------  --------

  Total incurred                        17,703             6,913   $24,616
Paid related to:
Current year -- 1998                    14,636             5,966    20,602
Prior years                              2,944             1,143     4,087
                              -----------------  ----------------  --------

  Total paid                            17,580             7,109    24,689
                              -----------------  ----------------  --------

Balance at December 31, 1998  $          2,273   $         1,285   $ 3,558
                              =================  ================  ========


NOTE  13:  BUSINESS  SEGMENT  INFORMATION

The Company is engaged in the operation of Dental HMO and indemnity/PPO dental plans. The operation of the General Dental Practices and the Orthodontic Practices have both been discontinued. The last of the discontinued operations were divested effective April 1, 1998. The identifiable assets for the discontinued operations have been segregated on the Consolidated Statements of Financial Position as "Net assets of discontinued operations." (See Note 2:
Discontinued Operations). Following the April 1, 1998 divestiture, the Company's sole line of business is providing dental benefits to employer groups, associations and individuals.


NOTE  14:  UNAUDITED  SELECTED  QUARTERLY  INFORMATION

Unaudited quarterly results of operations for the years ended December 31, 1998 and 1997 are set forth in the tables below ($000's omitted, except per share data.) The quarterly results should be read in conjunction with the audited Consolidated Financial Statements of the Company.
Restatements:

Subsequent to the issuance of the Company's financial statements for each of the quarters ended March 31, 1998, June 30, 1998, and September 30, 1998, and for the six months ended June 30, 1998 and the nine months ended September 30, 1998 the Company's management determined that certain prepaid expenses, fixed assets, accrued liabilities and deferred revenue balances were not properly stated. As a result, the quarterly financial statements for each of the quarters ended March 31, 1998, June 30, 1998, and September 30, 1998, and for the six months ended June 30, 1998 and the nine months ended September 30, 1998 have been restated from the amounts previously reported.

As discussed in Note 15, subsequent to the issuance of the Company's financial statements for the year ended December 31, 1998, the Company's management determined that the accounting treatment applied to certain sale transactions of discontinued orthodontic and general dental practices that occurred during 1998 and 1997 required modification. As a result, the quarterly financial statements for each of the quarters ended September 30, 1997, March 31, 1998, June 30, 1998, and September 30, 1998, and the financial statements for the nine months ended September 30, 1997 and the six months ended June 30, 1998 and nine months ended September 30, 1998 have been restated from the amounts previously reported.

Each line item in the Company's balance sheet or income statement that is affected by the restatements discussed above is shown in the table below.

Fourth  Quarter  Adjustments:

During its year end evaluation in 1998, the Company determined that certain aged accounts receivable balances were uncollectible and accordingly, recorded an increase to its reserves for doubtful accounts in the amount of $3,500,000 (before a tax effect of $1,225,000) during the quarter ended December 31, 1998.

As a result of its year end evaluation in 1997, the Company increased its claim reserves by $1.5 million, which resulted in a $1.5 million charge to pretax earnings in the fourth quarter of 1997. In addition, the Company recorded a pre-tax charge of $7.2 million related to discontinued operations in the fourth quarter of 1997.

Reclassifications:

Revenues and expenses related to the Company's orthodontic operations for each of the quarters ended March 31, 1997, June 30, 1997, and September 30, 1997 have been reclassified to reflect them as discontinued operations. Each line item in the Company's income statement that is affected by these reclassifications is shown in the table below.

The effects of the restatements, adjustments, and reclassifications on previously filed interim financial statements are as follows (in thousands, except per share data):

                                               At March 31, 1998     At June 30, 1998    At September 30, 1998
                                                 As                    As                   As
                                             previously     As     previously     As     previously     As
                                              reported   restated   reported   restated   reported   restated
                                              ---------  ---------  ---------  ---------  ---------  ---------
Assets

Accounts and notes receivable. . . . . . . .  $   7,894  $   7,614  $   9,477  $   9,288  $  11,235  $  10,469
Prepaids and other current assets. . . . . .      1,378      1,021      1,361        923      1,003        565
Net assets of discontinued operations. . . .      5,143      4,523         --         --         --         --
Assets of discontinued operations
  transferred under contractual arrangements         --      2,465         --      8,950         --      8,950
Property & equipment, net. . . . . . . . . .      9,729      9,684     10,184      9,998     10,598      9,557
Notes receivable-long term . . . . . . . . .     12,389      4,645     21,753         --     22,778        825
Deferred income taxes. . . . . . . . . . . .         --      1,094         --      1,315         --        191
Deferred income taxes - long term. . . . . .      1,608      1,683         --      4,738         --      5,041

Total assets . . . . . . . . . . . . . . . .  $  88,796  $  83,384  $  91,630  $  82,238  $  88,570  $  77,849

Liabilities and stockholders' equity

Accounts payable and accrued expenses. . . .  $   3,484  $   3,552  $   5,907  $   6,043  $   3,751  $   4,454
Income taxes payable . . . . . . . . . . . .        427        221         --         --         --         --
Deferred revenues. . . . . . . . . . . . . .      1,198      1,198      1,341      1,441        949      1,049
Deferred income taxes. . . . . . . . . . . .      1,000         --      2,789        976      2,837        561
Retained Earnings. . . . . . . . . . . . . .     30,479     26,205     32,401     24,586     31,778     22,530

Total Liabilities and Stockholders' Equity .  $  88,796  $  83,384  $  91,630  $  82,238  $  88,570  $  77,849

                                           Three Months Ended  Three Months Ended  Three Months Ended  Three Months Ended
                                             March  31,  1998     June  30, 1998   September 30, 1998   December 31, 1998
                                                As                   As                  As                As
                                            previously    As     previously   As     previously   As    previously    As
Statements of operations                     reported  restated  reported  restated  reported  restated  reported  restated
                                             --------  --------  --------  --------  --------  --------  ---------  --------

Revenue                                      $24,395   $24,396   $24,540   $24,440   $24,004   $23,504   $ 24,510   $25,109
Health care expenses                          16,431    16,431    16,288    16,288    16,539    16,539     16,762    16,762
Selling, general and administrative            6,830     7,300     6,567     7,172     7,567     7,920     16,528    13,867
Other income (loss)                              970       766       534       (35)      199      (948)       638       841
Loss on impairment of assets                      --        --        --        --        --        --    (11,165)   (2,397)
Interest expense                                (922)     (922)     (973)     (973)   (1,020)   (1,020)    (1,396)   (1,396)
                                             --------  --------  --------  --------  --------  --------  ---------  --------

Income (loss) from continuing

  operations before tax                        1,182       509     1,246       (28)     (923)   (2,923)   (20,703)   (8,472)
Provision (benefit) for income taxes             519       233       538        25      (300)     (988)    (7,395)   (2,676)
                                             --------  --------  --------  --------  --------  --------  ---------  --------

Income (loss) from continuing
  operations                                     663       276       708       (53)     (623)   (1,935)   (13,308)   (5,796)
Income (loss) from discontinued

  operations                                      --      (742)     (620)   (1,566)       --      (122)        --        --
Gain on disposal of discontinued

  operations                                      --        --     1,834        --        --        --        252        --
                                             --------  --------  --------  --------  --------  --------  ---------  --------

Net income (loss)                            $   663   $  (466)  $ 1,922   $(1,619)  $  (623)  $(2,057)  $(13,056)  $(5,796)
                                              ========  ========  ========  ========  ========  ========  =========  =======

Basic Earnings (Loss) Per Share

Income (loss) from continuing operations
  per share                                  $  0.14   $  0.06   $  0.15   $ (0.01)  $ (0.13)  $ (0.41)  $  (2.80)  $ (1.22)
Income (loss) from discontinued operations
  per share                                       --     (0.16)     0.26     (0.46)       --      (.02)       .05        --
                                              --------  --------  --------  --------  --------  --------  ---------  -------

Net income (loss) per share                  $  0.14   $ (0.10)  $  0.41   $ (0.47)  $ (0.13)  $ (0.43)  $  (2.75)  $ (1.22)
                                             ========  ========  ========  ========  ========  ========  =========  ========

Weighted average shares                        4,747     4,747     4,747     4,747     4,747     4,747      4,747     4,747

Diluted Earnings (Loss) Per Share

Income (loss) from continued
  operations per share                       $  0.14   $  0.06   $  0.15   $ (0.01)  $ (0.13)  $ (0.41)  $  (2.80)  $ (1.22)

Income (loss) from discontinued

  operations per share                            --     (0.15)     0.25     (0.46)       --      (.02)       .05        --
                                             --------  --------  --------  --------  --------  --------  ---------  --------

Net income (loss) per share                  $  0.14   $ (0.09)  $  0.40   $ (0.47)  $ (0.13)  $ (0.43)  $  (2.75)  $ (1.22)
                                             ========  ========  ========  ========  ========  ========  =========  ========

Weighted average shares                        4,820     4,820     4,802     4,747     4,747     4,747      4,747     4,747


                                    At September 30, 1997
                                         As
                                    previously     As
                                     reported   restated
                                     ---------  ---------
Balance Sheet

Accounts and notes receivable . . .  $  11,398  $  11,309
Notes receivable-long term. . . . .     15,423      6,599
Assets of discontinued operations
transferred under contractual
arrangements, net . . . . . . . . .         --      2,478
Deferred income taxes - long-term .         --      2,510

Total assets. . . . . . . . . . . .     94,780     90,855

Retained earnings . . . . . . . . .     35,958     32,033

Total liabilities and stockholders'
  equity. . . . . . . . . . . . . .     94,780     90,855


                                    Three Months Ended  Three Months Ended  Three Months Ended  Three Months Ended
                                     March  31,  1998     June  30, 1998   September 30, 1998   December 31, 1998
                                         As                   As                  As                As
                                     previously    As     previously   As     previously   As    previously    As
Statements of operations              reported  restated  reported  restated  reported  restated  reported  restated
                                      --------  --------  --------  --------  --------  --------  ---------  --------
Revenues                              $25,053   $22,942   $25,610   $23,488   $26,843   $24,491   $17,844   $24,429

Health care expenses                   16,998    15,671    17,132    15,546    17,961    16,255    13,611    18,230
Selling, general and administrative     5,749     5,749     6,104     6,104     6,597     6,597     6,653     6,653
Other income                              298       281       395       335       795       190       144       510
Interest expense                         (497)     (497)     (627)     (627)     (836)     (836)     (911)     (911)
                                      --------  --------  --------  --------  --------  --------  --------  --------
Income (loss) from continuing

operations before tax                   2,107     1,306     2,142     1,546     2,244       993    (3,187)     (855)
Provision for income taxes                877       561       906       654       917       438    (1,205)     (282)
                                      --------  --------  --------  --------  --------  --------  --------  --------
Income (loss) from continuing

operations                              1,230       745     1,236       892     1,327       555    (1,982)     (573)
Income (loss) from discontinued

operations                               (754)     (269)     (566)     (222)   (3,291)   (3,153)    1,056    (3,764)
Gain on disposal of discontinued
operations                                754       754       566       566     3,291        --    (5,216)   (1,024)
                                      --------  --------  --------  --------  --------  --------  --------  --------
Net income (loss)                     $ 1,230   $ 1,230   $ 1,236   $ 1,236   $ 1,327   $(2,598)  $(6,142)  $(5,361)
                                      ========  ========  ========  ========  ========  ========  ========  ========

Basic income per share:

Net income (loss) from continuing

operations per share                  $  0.26   $  0.16   $  0.26   $  0.19   $  0.28   $  0.12   $ (0.42)  $ (0.15)
Net income (loss) from discontinued

operations per share                       --      0.10        --      0.07        --     (0.67)    (0.89)    (1.01)
                                      --------  --------  --------  --------  --------  --------  --------  --------

Net income (loss) per share           $  0.26   $  0.26   $  0.26   $  0.26   $  0.28   $ (0.55)  $ (1.31)  $ (1.16)
                                      ========  ========  ========  ========  ========  ========  ========  ========

Weighted average shares                 4,717     4,717     4,717     4,717     4,717     4,717     4,693     4,693

Diluted income per share:

Net income (loss) per continuing

operations per share                  $  0.25   $  0.15   $  0.25   $  0.18   $  0.27   $  0.11   $ (0.42)  $ (0.15)
Net income (loss) from discontinued
operations per share                       --      0.10        --      0.07        --     (0.64)    (0.89)    (1.01)
                                      --------  --------  --------  --------  --------  --------  --------  --------

Net income (loss) per share           $  0.25   $  0.25   $  0.25   $  0.25   $  0.27   $ (0.53)  $ (1.31)  $ (1.16)
                                      ========  ========  ========  ========  ========  ========  ========  ========

Weighted average shares                 4,928     4,928     4,882     4,882     4,888     4,888     4,693     4,693

NOTE  15.  RESTATEMENT

BACKGROUND  INFORMATION  AND  ORIGINAL  ACCOUNTING
In September 1997, the Company sold several general dental practices to Pacific Coast Dental, Inc., Associated Dental Services, Inc., and affiliated dentists (the "Purchasers" or "PCD") in exchange for consideration consisting of $8.0 million of long-term promissory notes. In the Company's 1997 financial statements, the Company recorded a gain on sale of discontinued dental practices of $3.3 million (net of income taxes of $2.1 million) on this sale transaction. In April 1998, the Company sold several orthodontic practices to the Purchasers in exchange for consideration consisting of $15.0 million of long-term promissory notes. In the Company's 1998 financial statements, the Company recorded a gain of $2.1 million (net of income taxes of $1.3) on this sale transaction.

The Company also sold four other general dental practices to other purchasers in exchange for consideration consisting of long-term promissory notes. During 1997 and 1998, the purchasers of these practices conveyed the practices to the Purchasers in exchange for the assumption of the promissory notes payable to the Company. At the time of the conveyances of these practices to the Purchasers, the related promissory notes had an aggregate carrying value of $1.9 million on the Company's balance sheet, which exceeded the historical cost of the net assets of the related dental practices by $1.4 million.

In connection with the sale of the general dental and orthodontic practices to the Purchasers the Company committed to lend the Purchasers certain amounts for working capital. As of December 31, 1997 and 1998 the working capital loans to the Purchasers amounted to $850,000 and $1.6 million, respectively. During 1997 and 1998, the Company originally recorded an aggregate of $192,000 (net of income taxes of $123,000) and $1 million (net of income taxes of $670,000), respectively, of interest income relating to all the various notes receivable from the Purchasers.

The Company previously recorded various reserves against the promissory notes, the working capital loans, and the accrued interest on these obligations, during 1997 and 1998, in an aggregate amount of $1.9 million and $14.4 million, respectively. The Company also received during 1997 and 1998, $227,000 and $38,000, respectively, of interest payments from the Purchasers. As a result, the total carrying value of all the amounts receivable from the Purchasers as of December 31, 1998 was $12.2 million in the previously reported consolidated balance sheet. Of the $16.3 million of total reserves that were previously recorded, $4.8 million were included in the calculation of the gains on sale discussed above, and $7 million were charged to expense (net of income taxes of $4.5 million) subsequent to the dates of the respective sale transactions.

Restatement
Subsequent to these transactions, the Purchasers defaulted on the amounts due to the Company. In a subsequent review of the facts and circumstances related to this matter, and based upon no new information that was not otherwise available to the Company at the time when it entered into these transactions, the Company's management has concluded that as of the date of the initial sale the Purchasers did not have sufficient resources to repay these notes from sources other than the operations of the purchased practices. As a result, the accompanying 1998 and 1997 financial statements have been restated from amounts previously reported to reverse the sales transactions to PCD discussed above, and the related promissory notes and the working capital loans have not been recognized in the restated financial statements. The historical cost of the net assets sold in all of the sale transactions discussed above, less the interest payments received from the Purchasers, have been recorded on the consolidated balance sheets under the caption "Assets of discontinued operations transferred under contractual arrangements." As of December 31, 1998, the balance in this caption was $9.0 million, compared to a carrying value of $12.2 million for the promissory notes and working capital loans in the previously issued financial statements. As of December 31, 1997, the balance in this caption was $2.5 million, compared to a carrying value of $7.6 million for the promissory notes and working capital loans in the previously issued financial statements. The restated financial statements do not reflect any gains on these sale transactions, and do not reflect any interest income on the related promissory notes. In addition, the carrying value of the promissory notes related to the four practices that were also transferred to the Purchasers was reduced to the historical cost of the net assets of the related dental practices, at the time of the transfers. The working capital loans are fully reserved at the time the loans were made and the Company has no further obligation to provide such working capital loans. Interest payments received have been applied to reduce the historical cost of the net assets transferred. This accounting treatment more appropriately reflects the economic substance of the transactions, as distinct from the legal form of the transactions.

The effects of the restatement are as follows (in thousands, except for share data):

                                                        1998                 1997
                                                   As                   As
                                               previously     As     previously     As
As of December 31,                             reported   restated   reported   restated
                                               ---------  ---------  ---------  ---------
Accounts receivable, net of allowance . . . .  $   4,641  $   3,345  $   5,349  $   5,260
Notes receivable - current. . . . . . . . . .     10,892         --      1,878      1,878
Prepaid expenses and other current assets . .        478      1,017      1,029      1,029
Deferred income taxes - current . . . . . . .      6,672         67      1,047        533
Notes receivable - long term. . . . . . . . .      4,083      3,523     12,327      4,783
Assets of discontinued operations transferred
    under contractual arrangements. . . . . .         --      8,950         --      2,478
Deferred income taxes - long term . . . . . .        539      8,415         --      1,236

Total assets. . . . . . . . . . . . . . . . .  $  79,944  $  77,956  $  88,518  $  84,085

Deferred income taxes . . . . . . . . . . . .  $      --  $      --  $   1,289  $      --
Retained earnings . . . . . . . . . . . . . .     18,722     16,734     29,816     26,672
Total liabilities and
   stockholder equity . . . . . . . . . . . .  $  79,944  $  79,956  $  88,518  $  84,085

                                                 1998                     1997
                                            As                       As
                                        previously      As       previously       As
Year ended December 31,                 reported     restated     reported     restated
                                      ------------  -----------  -----------  -----------
Revenues . . . . . . . . . . . . . .  $    97,449   $   97,449   $   95,350   $   95,350
Health care expenses . . . . . . . .       66,020       66,020       65,702       65,702
Selling, general and administrative.       37,492       36,259       25,103       25,103
Loss on impairment of assets . . . .      (11,165)      (2,397)          --           --
Other income . . . . . . . . . . . .        2,341          624        1,632        1,316
Interest expense . . . . . . . . . .       (4,311)      (4,311)      (2,871)      (2,871)
Income (loss) from continuing
   operations before tax . . . . . .      (19,198)     (10,914)       3,306        2,990
Provision for income taxes . . . . .       (6,638)      (3,406)       1,495        1,371
Income (loss) from continuing
   operations. . . . . . . . . . . .      (12,560)      (7,508)       1,811        1,619
Income (loss) from discontinued
   operations. . . . . . . . . . . .         (620)      (2,430)      (3,555)      (7,408)
Gain (loss) on disposal of
   discontinued operations . . . . .        2,086           --         (605)         296
                                      ------------  -----------  -----------  -----------

  Net income (loss). . . . . . . . .  $   (11,094)  $   (9,938)  $   (2,349)  $   (5,493)
                                      ============  ===========  ===========  ===========


Basic earnings (loss) per share

Income (loss) from continuing
   operations per share. . . . . . .  $     (2.66)  $    (1.58)  $     0.38   $     0.34
Income (loss) from discontinued
   operations per share. . . . . . .         0.31        (0.51)       (0.88)       (1.50)
                                      ------------  -----------  -----------  -----------

  Net loss per share . . . . . . . .  $     (2.35)  $    (2.09)  $    (0.50)  $    (1.16)
                                      ============  ===========  ===========  ===========

Weighted average shares. . . . . . .        4,747        4,747        4,723        4,723


Diluted earnings (loss) per share

Income (loss) from continuing
   operations per share. . . . . . .  $     (2.66)  $    (1.58)  $     0.37   $     0.33
Income (loss) from discontinued
   operations per share. . . . . . .         0.31        (0.51)       (0.85)       (1.45)
                                      ------------  -----------  -----------  -----------

  Net loss per share . . . . . . . .  $     (2.35)  $    (2.09)  $    (0.48)  $    (1.12)
                                      ============  ===========  ===========  ===========

Weighted average shares. . . . . . .        4,747        4,747        4,899        4,899

NOTE  16.  SUBSEQUENT  EVENTS  (UNAUDITED)

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, during the years ended December 31, 1998 and 1997, the Company incurred net losses of $9.9 million and $5.5 million, respectively, and net cash used by operating activities was $1.7 million and $1.6 million, respectively. As of December 31, 1998, the Company's current liabilities exceeded its current assets by $10.7 million. As of December 31, 1999 the Company was in violation of certain financial covenants relating to its two major lenders. As of December 31, 1999, the net worth of one of the Company's subsidiaries, SafeHealth Life Insurance Company ("SafeHealth Life"), was below the required regulatory minimum capital and surplus by $4.5 million. A significant portion of the proceeds from the Company's new loan entered into on

March 1, 2000, as described below, was used to resolve this regulatory capital deficiency.

Management believes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing as may be required, and ultimately to attain profitable operations. As further discussed below, on March 1, 2000 the Company entered into an agreement with its primary lenders and an investor group. Under this agreement all the Company's debt will be converted to equity, and the Company was able to cure its minimum capital deficiency. Also, in connection with this agreement the Company obtained a new chief executive officer and certain new directors. Management's plans to continue as a going concern and to return the Company to profitability include plans to increase premium rates, reduce certain types of non-standard provider payments, reduce the number of its employees by consolidating certain administrative functions in one location, reduce the amount of office space used, and reduce various other selling, general and administrative expenses. Management's plans also include enhanced programs for customer retention, increasing the efficiency of its provider network and streamlining operations with a focus toward strengthening customer service. Management believes that the results of its plans, and with the agreement reached on March 1, 2000 discussed above, that the Company will be able to meets its ongoing obligations on a timely basis and return to profitable operations.

On May 28, 1999, the Company and its primary lenders, Silicon Valley Bank and John Hancock Mutual Life Insurance Company ("John Hancock"), executed restructured credit agreements with respect to the revolving credit facility and the senior notes, respectively. The restructured agreements provide for changes in interest rates and modifications to the financial covenants and reporting requirements, as well as specific principal repayments. In connection with the execution of the restructured agreements, the Company obtained waivers for all prior and existing defaults and events of default under the previous credit agreements through May 28, 1999. In connection with the restructured agreements, the Company issued warrants to purchase 382,000 shares of common stock for $4.51 per share to John Hancock. The warrants were exercisable at any time from January 1, 2000 to December 31, 2003.

As of June 29, 1999, the Company entered into a definitive agreement with an investor group, subject to regulatory and stockholder approvals, under which the investor group would purchase $20 million of convertible preferred stock and $20 million of convertible subordinated debentures from the Company. However, the agreement with the investor group was terminated in February 2000. On March 1, 2000, the Company entered into an agreement with both of its lenders and the same investor group, under which the investor group loaned $8.0 million to the Company. Under this agreement, the investor group and the existing lenders agreed to convert the $8.0 million loan, the outstanding balance of $7.0 million under the revolving credit facility, and the outstanding balance of $32.5 million under the senior notes to convertible preferred stock, subject to regulatory approval. In addition, the warrants to purchase 382,000 shares of the Company's common stock that were issued to the holder of the senior notes were cancelled. Under this agreement, both lenders agreed not to demand or accept any payment under the credit agreements, and not to take any enforcement actions of any kind under the agreements until April 30, 2001.

During 1999, the Company reached an oral agreement with the issuer (the "Issuer") of certain promissory notes held by the Company (the "Notes"), and another third party (the "Purchaser"), under which the Notes would be liquidated. Under this agreement, the Issuer would convey the dental practices that comprise the collateral for the Notes to the Purchaser, in exchange for proceeds that would be paid to the Company in satisfaction of the Notes. Due to uncertainty of the Issuer's ability to meet its obligations under the Notes, the Company did not recognize these transactions as sales for accounting purposes and accordingly has not recorded the related promissory notes in its financial statements (see Note 15). Based on this oral agreement with the Issuer and the Purchaser and other factors, the Company has determined that the carrying value of the discontinued net assets related to the Notes has been impaired.
Accordingly, the Company recorded an additional loss from disposal of discontinued operations of $6.5 million before income taxes during the nine months ended September 30, 1999 to reduce the carrying value of these assets to their estimated net realizable value. During March 2000, the Company entered into a definitive agreement with respect to this transaction, which is currently pending regulatory approval.

During June 1999 the Company completed the sale of its former headquarters office building for approximately $3.5 million, which was the carrying amount of the building on the Company's balance sheet as of December 31, 1998. The carrying amount of the building is reflected on the consolidated balance sheet under the caption "Assets Held for Sale."

In September 1999 the Company's common stock was removed from the NASDAQ National Market due to the Company's inability to meet the relevant minimum net tangible worth requirement.

During the quarter ended September 30, 1999, the Company recorded a charge to earnings to establish a valuation allowance against its deferred tax assets. The amount of the allowance is equal to the total amount of its net deferred tax assets, which was $8.5 million at December 31, 1998. The Company's deferred tax assets have been fully reserved due to uncertainty about whether they will be realized in the future, primarily due to operating losses incurred by the Company in 1998 and 1999, and the existence of significant net operating loss carry-forwards for tax purposes.

In December 1999, a shareholder lawsuit against the Company was filed, which alleges that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. The Company has directors and officers liability insurance and intends to vigorously defend this litigation. In the opinion of the Company's management, the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

                                 SAFEGUARD HEALTH ENTERPRISES, INC.
                                          AND SUBSIDIARIES
                                             SCHEDULE II
                                  VALUATION AND QUALIFYING ACCOUNTS
                                  DECEMBER 31, 1998, 1997 AND 1996
                                             (in $000's)


                                      Balance at   Charged to    Charged to                Balance at
Beginning Cost and                     Beginning    Cost and       Other                      End
Classification                          of Year     Expenses    Accounts(1)    Write Offs   of Year
                                      -----------  -----------  ------------  ------------  --------
1996:
Allowance for doubtful accounts:
Accounts receivable. . . . . . . . .  $       260  $       615  $         62  $      (406)  $    531

1997:
Allowance for doubtful accounts:
Accounts receivable. . . . . . . . .  $       531  $     1,058  $         --  $      (528)  $  1,061

Long-term notes receivable (as
  restated, see Note 15 to the
  consolidated financial statements)  $        --  $     2,205  $         --  $        --   $  2,205

1998:
Allowance for doubtful accounts:
Accounts receivable. . . . . . . . .  $     1,061  $     1,733  $         --  $      (851)  $  1,942
Long-term notes receivable (as
  restated, see Note 15 to the
  consolidated financial statements)  $     2,205  $     2,020  $         --  $      (664)  $  3,561

(1)     Represents  balance  forward  from First American, which was charged to the opening goodwill balance.