Form 10-Q
period 1999-09-30
SAFEGUARD HEALTH ENTERPRISES INC
filed 2000-04-14
CIK 727303

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----
                         Commission file number 0-12050

                       SAFEGUARD HEALTH ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                          52-1528581
      (State or other                                   (I.R.S.  Employer
jurisdiction of incorporation)                         Identification No.)


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

The number of shares of registrant's common stock, par value $.01 per share, outstanding at September 30, 1999, was 4,747,498 shares (not including 3,274,788 shares of common stock held in treasury).

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                         INFORMATION INCLUDED IN REPORT


                                                                            Page
                                                                            ----

PART  I.     FINANCIAL  INFORMATION                                            1
--------     ---------------------

   Item  1.  Consolidated  Financial  Statements                               1
   --------  -----------------------------------

             Consolidated  Statements  of  Financial  Position                 2
             -------------------------------------------------

             Consolidated  Statements  of  Income                              3
             -------------------------------------

             Consolidated  Statements  of  Cash  Flows                         4
             ------------------------------------------

             Notes  to  Consolidated  Financial  Statements                    9
             ----------------------------------------------

   Item  2.  Management's  Discussion  and  Analysis  of Financial
   -------   -----------------------------------------------------

             Condition andResults  of  Operations                             14
             ------------------------------------

   Item  3.  Quantitative  and Qualitative Disclosures about Market Risk      14
   -------   -----------------------------------------------------------

Part  II.    Other  Information                                               14
----------   ------------------

   Item  1.  Legal  Proceedings                                               14
   -------   ------------------

   Item  3.  Defaults  upon  Senior  Securities                               14
   -------   ----------------------------------

   Item  5.  Other  Information                                               13
   -------   ------------------

   Item  6.  Exhibits  and  Reports  on  Form  8-K                            15
   -------   -------------------------------------

SIGNATURES                                                                    16
----------


                              SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                ASSETS
                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    1999             1998
                                                                               ---------------  --------------
Current assets:
Cash                                                                           $        1,753   $       2,978
Investments available-for-sale, at estimated fair value                                 2,814             392
Accounts receivable, net of allowances                                                  3,720           3,345
Assets held for sale                                                                       --           3,562
Income taxes receivable                                                                   480             485
Prepaid expenses and other current assets                                                 560           1,017
Deferred income taxes                                                                      --              67
                                                                               ---------------  --------------
Total current assets                                                                    9,327          11,846

Property and equipment, net of accumulated depreciation                                 5,155           6,105
Restricted cash and investments available for sale                                      3,458           6,298
Investments available-for-sale, at estimated fair value                                   669             772
Notes receivable, net of allowances                                                     3,499           3,523
Assets of discontinued operations transferred under contractual arrangements            2,500           8,950
Intangible assets, net of accumulated amortization                                      4,495          31,807
Deferred income taxes                                                                      --           8,415
Other assets                                                                              283             240
                                                                               ---------------  --------------

Total assets                                                                   $       29,386   $      77,956
                                                                               ===============  ==============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable                                                               $        7,363   $       4,918
Accrued expenses                                                                        3,615           5,129
Short-term debt                                                                           255           9,894
Claims payable and claims incurred but not reported                                     5,283           3,558
Deferred revenue                                                                        1,390           1,022
                                                                               ---------------  --------------
Total current liabilities                                                              17,906          24,521

Long-term debt                                                                         39,545          32,500
Accrued compensation agreement                                                          1,384           1,169

Stockholders' equity:
Preferred stock                                                                            --              --
Common stock                                                                           21,829          21,509
Retained earnings (accumulated deficit)                                               (33,176)         16,734
Accumulated other comprehensive income (loss)                                              21            (354)
Treasury stock, at cost                                                               (18,123)        (18,123)
                                                                               ---------------  --------------
Total stockholders' equity (deficit)                                                  (29,449)         19,766
                                                                               ---------------  --------------

Total liabilities and stockholders' equity (deficit)                           $       29,386   $      77,956
                                                                               ===============  ==============

                        See accompanying Notes to Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           1999         1998
                                                       -------------  --------
                                                                     (see Note 7)
                                                                     (As restated)

Premium revenue                                        $     24,065   $23,504

Health care services expense                                 17,074    16,539
Selling, general and administrative expense                  10,144     7,920
Loss on impairment of assets                                 24,576        --
                                                       -------------  --------

Operating loss                                              (27,729)     (955)

Investment and other income (losses)                           (147)     (948)
Interest expense                                             (2,801)   (1,020)
                                                       -------------  --------

Loss before income taxes and discontinued operations        (30,677)   (2,923)
Income tax expense (benefit)                                 12,224      (988)
                                                       -------------  --------

Loss before discontinued operations                         (42,901)   (1,935)
Discontinued operations:
Loss from operations to be disposed of                       (1,099)     (122)
                                                       -------------  --------

Net loss                                               $    (44,000)  $(2,057)
                                                       =============  ========

Basic and diluted loss per share:
Loss from continuing operations                        $      (9.04)  $ (0.41)
Loss from discontinued operations                             (0.23)    (0.02)
                                                       -------------  --------

Net loss                                               $      (9.27)  $ (0.43)
                                                       =============  ========

Weighted average basic shares outstanding                     4,747     4,747

          See accompanying Notes to Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         1999       1998
                                                       ---------  --------
                                                                (As restated)
                                                                 (see Note 7)

Premium revenue                                        $ 71,917   $72,340

Health care services expense                             50,310    49,258
Selling, general and administrative expense              28,587    22,392
Loss on impairment of assets                             24,576        --
                                                       ---------  --------

Operating income (loss)                                 (31,556)      690

Investment and other income (losses)                      1,793      (217)
Interest expense                                         (4,850)   (2,915)
                                                       ---------  --------

Loss before income taxes and discontinued operations    (34,613)   (2,442)
Income tax expense (benefit)                             10,934      (730)
                                                       ---------  --------

Loss before discontinued operations                     (45,547)   (1,712)
Discontinued operations:
Loss from operations to be disposed of                   (4,363)   (2,430)
                                                       ---------  --------

Net loss                                               $(49,910)  $(4,142)
                                                       =========  ========

Basic and diluted loss per share:
Loss from continuing operations                        $  (9.59)  $ (0.36)
Loss from discontinued operations                         (0.92)    (0.51)
                                                       ---------  --------

Net loss                                               $ (10.51)  $ (0.87)
                                                       =========  ========

Weighted average basic shares outstanding                 4,747     4,747

          See accompanying Notes to Consolidated Financial Statements.

                 SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   1999       1998
                                                                 ---------  --------
                                                                          (As restated)
                                                                           (see Note 7)

Cash flows from operating activities:
Net loss                                                         $(49,910)  $(4,142)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Loss from discontinued operations                                   4,363     2,430
Loss on valuation of assets                                        24,576        --
Write-off of deferred loan costs                                    1,953        --
Depreciation and amortization                                       3,220     3,863
Deferred income taxes                                              10,569    (1,270)
Changes in operating assets and liabilities:
Accounts receivable                                                  (348)   (5,225)
Income taxes receivable                                                 5      (343)
Prepaid expenses and other assets                                     414       465
Accounts payable and accrued expenses                               2,044     1,420
Deferred revenue                                                      368      (128)
Claims payable and claims incurred but not reported                 1,725       (70)
                                                                 ---------  --------
Net cash provided by (used in) continuing operations               (1,021)   (3,000)
Net cash provided by (used in) discontinued operations                 --    (2,779)
                                                                 ---------  --------
Net cash provided by (used in) operating activities                (1,021)   (5,779)

Cash flows from investing activities:
Purchase of investments available-for-sale                        (12,854)   (2,295)
Proceeds from sales/maturity of investments available for sale     13,830     5,049
Purchase of investments held-to-maturity                               --    (2,259)
Proceeds from maturity of investments held-to-maturity                 --     7,039
Purchases of property and equipment                                (1,006)   (1,799)
Proceeds from sale of property and equipment                        3,500        --
Payments received on notes receivable                                 497        --
Issuance of notes receivable                                         (500)       --
Additions to intangibles and other assets                            (969)       --
                                                                 ---------  --------
Net cash provided by (used in) investing activities                 2,498     5,735

Cash flows from financing activities:
Payments on notes payable and long-term debt                       (2,594)   (1,394)
Payments on accrued compensation agreement                            (28)      (27)
                                                                 ---------  --------
Net cash provided by (used in) financing activities                (2,622)   (1,421)
                                                                 ---------  --------
Net increase (decrease) in cash                                    (1,145)   (1,465)
Cash balance at beginning of period                                 3,256     3,652
                                                                 ---------  --------
Cash balance at end of period                                    $  2,111   $ 2,187
                                                                 =========  ========

          See accompanying Notes to Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1.  BASIS  OF  REPORTING
------------------------------

The accompanying unaudited consolidated financial statements of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") for the three months and nine months ended September 30, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles applicable to interim periods. The accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, and omit certain footnote disclosures and other information necessary to present the Company's financial position and results of operations in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. Management believes that the disclosures herein are adequate to make the accompanying financial statements not misleading.

NOTE  2.  DISCONTINUED  OPERATIONS
----------------------------------

SALE  OF  DISCONTINUED  OPERATIONS

In October 1996 the Company implemented a strategic plan to sell all of the general dental practices owned by the Company. Four of the general dental practices were sold during 1996, and the remaining practices were sold during the first nine months of 1997. The aggregate consideration received by the Company in the sale of all the general dental practices was $14.6 million of 30-year promissory notes. In April 1998 the Company sold all of its orthodontic practices in a single transaction for consideration consisting of a $15.0 million 30-year promissory note.

The operating results of the discontinued orthodontic practices for the period prior to the date of the sale are included in the accompanying statement of operations under "Discontinued operations". Net revenue of the discontinued operations, which is reflected under "Discontinued operations," was $1.9 million during the nine months ended September 30, 1998.

ACCOUNTING  TREATMENT  OF  CERTAIN  SALE  TRANSACTIONS

Several of the general dental practices were sold to a single purchaser (the "Purchaser") during the three months ended September 30, 1997 in exchange for $8.0 million of long-term promissory notes. In April 1998 the Company sold all of its orthodontic practices to the Purchaser in exchange for $15.0 million of long-term promissory notes. During 1997 and 1998, the entities that purchased four other general dental practices from the Company conveyed those practices to the Purchaser in exchange for the assumption of the related promissory notes payable to the Company. At the time of the conveyances of these practices to the Purchaser, the related promissory notes had an aggregate outstanding principal balance of $1.9 million. During 1997 and 1998, the Company loaned a total of $1.6 million to the Purchaser, which was used for working capital purposes by the Purchaser.

Due to uncertainty about the Purchaser's ability to meet its commitments under the promissory notes, the Company did not treat the sale transactions with the Purchaser as sales for accounting purposes. Accordingly, the related promissory notes and the working capital loans are not reflected in the accompanying financial statements. Instead, the historical cost of the net assets of the related general dental and orthodontic practices, less the interest payments received from the Purchaser, is reflected on the Company's balance sheet under the caption "Assets of discontinued operations transferred under contractual arrangements." The Company's financial statements do not reflect any gains on these sale transactions, and do not reflect any interest income on the related promissory notes. In addition, the carrying value of the promissory notes related to the four practices that were transferred to the Purchaser was reduced to the historical cost of the net assets of the related dental practices. This reduction is included in "Loss from operations to be disposed of" on the accompanying statements of operations. These assets are also reflected on the Company's balance sheet under the caption "Assets of discontinued operations transferred under contractual arrangements." The working capital loans were treated as expenses at the time the loans were made, which is included in "Loss from operations to be disposed of" on the accompanying statements of operations. This accounting treatment more appropriately reflects the economic substance of the transactions, as distinct from the legal form of the transactions.

NOTE  3.  INVESTMENTS
---------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, and in accordance with management's intent, the Company has classified its entire investment portfolio as "available-for-sale". Investments classified as available-for-sale are carried at fair value and unrealized gains and losses, net of applicable income taxes, are reported in a separate caption of stockholders' equity. At September 30, 1999, the Company had net unrealized gains of $21,000, which is reflected in stockholders' equity under "Accumulated other comprehensive income (loss)."

NOTE  4.  IMPAIRMENT  OF  ASSETS
--------------------------------

INTANGIBLE  ASSETS

In March 1995 the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires an entity to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment of a long-lived asset is indicated, an entity is required to measure the amount of impairment by comparing the fair value of the asset to its carrying amount, and to recognize the impairment loss in its statement of operations. SFAS No. 121 also requires an entity to reduce the carrying value of assets to be disposed of to fair value, less selling costs.

In accordance with SFAS No. 121, and in view of the significant operating losses incurred by the Company during the nine months ended September 30, 1999, the Company reviewed its intangible assets for possible impairment. Based on recent operating losses, and the currently expected cash flows generated by each of the Company's intangible assets, the Company concluded that the carrying values of all of its intangible assets have been impaired. The amount of impairment was measured by comparing the discounted expected future cash flows related to each intangible asset to the carrying value of the asset. Based on this comparison, the Company recorded an impairment loss of $24.6 million during the quarter ended September 30, 1999. The impairment loss is due to impairment of the goodwill and non-compete covenant related to the acquisition of First American Dental Benefits, Inc. in September 1996 ($14.7 million), the goodwill and non-compete covenant related to the acquisition of Advantage Dental HealthPlans in May 1997 ($9.3 million), and the insurance license acquisition costs related to the acquisitions of two insurance companies in 1997 and 1992 ($0.6 million).

ASSETS  OF  DISCONTINUED  OPERATIONS  TRANSFERRED UNDER CONTRACTUAL ARRANGEMENTS

"Assets of discontinued operations transferred under contractual arrangements" consists of the historical cost of the net assets of certain general dental practices and certain orthodontic practices that were sold by the Company in 1998 and 1997 (see Note 2). During 1999, the Company reached an oral agreement with the purchaser of those practices (the "Purchaser") and another third party (the "New Purchaser"), under which the related promissory notes payable to the Company (the "Notes") would be liquidated. Under this agreement, the Purchaser would convey the dental and orthodontic practices that comprise the collateral for the Notes to the New Purchaser, in exchange for proceeds that would be paid to the Company in satisfaction of the Notes. Based on this agreement, the Company recorded a $4.4 million charge to earnings (net of income tax benefit of $2.1 million) during the nine months ended September 30, 1999. This charge to earnings reduced the carrying value of "Assets of discontinued operations transferred under contractual arrangements" to the estimated net proceeds that would be realized from this transaction. During March 2000 the Company entered into a definitive agreement with respect to this transaction, which is currently pending regulatory approval.

REAL  ESTATE

During the third quarter of 1998, the Company moved its corporate office from a building owned by the Company in Anaheim, California to leased office space in Aliso Viejo, California. As a result, the Company made the decision in 1998 to sell the Anaheim building and certain other assets related to it, including the land and various building improvements. During the first quarter of 1999, the Company received a written offer to purchase these assets from the Company. Based on this offer, and as required by SFAS No. 121, the Company recorded an impairment loss of $569,000, and accrued closing expenses of $188,000, in the fourth quarter of 1998. The book value of the building and related assets was $3.6 million at December 31, 1998, which is reflected on the accompanying balance sheet under the caption "Assets held for sale." In May 1999, the Company sold the building for $3.5 million, including $3.0 million in cash and a promissory note for $500,000. The promissory note bears interest at 10%, requires monthly interest payments, and matures in May 2000.

NOTE  5.  SHORT-TERM  AND  LONG-TERM  DEBT
------------------------------------------

Short-term  and  long-term  debt  consisted  of  the  following  (in thousands):

                           SEPTEMBER 30,    DECEMBER 31,
                               1999             1998
                          ---------------  --------------
  Bank line of credit     $        7,045   $       8,000
  Senior notes payable            32,500          32,500
  Other notes payable                255           1,894
                          ---------------  --------------
  Total debt                      39,800          42,394
  Less - current portion            (255)         (9,894)
                          ---------------  --------------

  Long-term debt          $       39,545   $      32,500
                          ===============  ==============

In September 1997 the Company issued $32.5 million of unsecured senior notes payable. The senior notes are payable in annual installments of $6.5 million on each September 30, beginning in 2001, with a final maturity date of September 30, 2005. The interest rate on the notes was fixed at 8.91% at September 30, 1999.

In January 1998 the Company entered into an $8 million revolving credit facility with a bank, under which $7.0 million was outstanding at September 30, 1999. The outstanding balance under the credit facility is payable in full on January 29, 2000. The interest rate on the facility as of September 30, 1999, was equal to the bank's prime rate plus 3.0% (11.0% at September 30, 1999). The loan is secured by all assets of the Company, including accounts receivable, real estate, other fixed assets, intangible assets, and a negative pledge on the stock of all the Company's subsidiaries.

In May 1999 the Company executed restructured credit agreements with respect to both the senior notes payable and the revolving credit facility. The restructured agreements provide for changes in interest rates and modifications to the financial covenants and reporting requirements, as well as required principal repayments. In connection with the execution of the restructured agreements, the Company obtained waivers for all prior and existing defaults and events of default under the previous credit agreements through May 28, 1999. In connection with the restructured agreements, the Company issued warrants to purchase 382,000 shares of common stock for $4.51 per share to the holder of the senior notes payable. The warrants are exercisable at any time from January 1, 2000 to December 31, 2003. The warrants were cancelled in connection with the transaction completed on March 1, 2000 (see Note 8).

In connection with the restructured senior notes payable and revolving credit facility, the Company is subject to various loan covenant requirements. The Company was not in compliance with those requirements as of September 30, 1999. See Note 8 for a description of a transaction completed on March 1, 2000, pursuant to which the Company expects that the entire outstanding balance under the senior notes payable and the revolving credit facility will be converted into equity securities. In connection with this transaction, the holder of the senior notes payable and the bank lender agreed not to demand or accept any payment under the credit agreements, and not to take any enforcement actions of any kind under the agreements until April 30, 2001. Accordingly, the outstanding balances under the senior notes payable and the revolving credit facility are classified as long-term as of September 30, 1999.

NOTE  6.  INCOME  TAXES
-----------------------

During the three months ended September 30, 1999, the Company recorded a charge to earnings to establish a valuation allowance against its deferred tax assets. The amount of the allowance is equal to the total amount of the Company's deferred tax assets. The Company's deferred tax assets have been fully reserved due to uncertainty about whether they will be realized in the future, primarily due to operating losses incurred by the Company in 1998 and 1999 and the existence of significant net operating loss carry-forwards.

NOTE  7.  RESTATEMENTS
----------------------

Subsequent to the issuance of the Company's 1998 financial statements the Company's management determined that certain prepaid expenses, fixed assets, accrued liabilities and deferred revenue balances were not properly stated. Additionally, the Company's management determined that the accounting treatment applied to certain sale transactions of discontinued orthodontic and general dental practices that occurred during 1998 and 1997 was not appropriate. As a result, the quarterly financial statements as of and for the three months and nine months ended September 30, 1998, have been restated from the amounts previously reported.

The  effects  of  the  restatement  are  as  follows:

                                                 THREE  MONTHS  ENDED    NINE  MONTHS  ENDED
                                                 SEPTEMBER  30,  1998    SEPTEMBER  30,  1998
                                                ----------------------  ----------------------
                                                   AS                       AS
                                                PREVIOUSLY      AS      PREVIOUSLY      AS
                                                 REPORTED    RESTATED    REPORTED    RESTATED
                                                ----------  ----------  ----------  ----------
  Premium revenue                               $  24,004   $  23,504   $  72,939   $  72,340
  Health care services expense                     16,539      16,539      49,258      49,258
  Selling, general and administrative               7,567       7,920      20,964      22,392
                                                ----------  ----------  ----------  ----------

  Operating income (loss)                            (102)       (955)      2,717         690

  Investment and other income                         199        (948)      1,703        (217)
  Interest expense                                 (1,020)     (1,020)     (2,915)     (2,915)
                                                ----------  ----------  ----------  ----------

  Income (loss) before income taxes                  (923)     (2,923)      1,505      (2,442)
  Income tax expense (benefit)                       (300)       (988)        757        (730)
                                                ----------  ----------  ----------  ----------

  Income (loss) before
  discontinued operations                            (623)     (1,935)        748      (1,712)
  Income (loss) from discontinued
  operations                                           --        (122)       (620)     (2,430)
  Income (loss) on disposal of
  orthodontic and dental practices                     --          --       1,834          --
                                                ----------  ----------  ----------  ----------
  Net income (loss)                             $    (623)  $  (2,057)  $   1,962   $  (4,142)
                                                ==========  ==========  ==========  ==========

  Basic an diluted earnings (loss) per share:
  Income (loss) from continuing
  operations                                    $   (0.13)  $   (0.41)  $    0.16   $   (0.36)
  Income (loss) from discontinued
  operations                                           --       (0.02)       0.25       (0.51)
                                                ----------  ----------  ----------  ----------

  Net income (loss)                             $   (0.13)  $   (0.43)  $    0.41   $   (0.87)
                                                ==========  ==========  ==========  ==========

  Weighted average basic shares
  outstanding                                       4,747       4,747       4,747       4,747

NOTE  8.     SUBSEQUENT  EVENTS
--------     ------------------

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

On March 1, 2000, the Company entered into an agreement with an investor group (the "Investors"), the holder of the senior notes payable (the "Senior Note
Holder"), and its revolving line of credit lender (the "Bank"). Under this agreement, the Investors loaned $8.0 million to the Company in the form of notes payable due April 30, 2001, which bear interest at 10% annually. The Investors, the Senior Note Holder, and the Bank agreed to convert the new $8.0 million loan, the outstanding balance of $32.5 million under the senior notes payable, and the outstanding balance of $7.0 million under the revolving line of credit to convertible preferred stock, subject to regulatory approval. Under this agreement, both the Senior Note Holder and the Bank agreed not to demand or accept any payment under the credit agreements, and not to take any enforcement actions of any kind under the agreements until April 30, 2001.

The convertible preferred stock would not accrue dividends of any kind, and would be convertible into common stock at the option of the holder. The convertible preferred stock would entitle the holder to one vote for each share of common stock into which the preferred stock is convertible, with respect to all matters voted on by the common stockholders of the Company. As a result of this transaction, after regulatory approval is obtained, the existing stockholders of the Company would own approximately 14% of the common stock interests of the Company. Under this agreement, the Company agreed to place new directors on its board of directors, who represent the Investors, the Senior Note Holder and the Bank, and who, collectively, constitute a majority of the board of directors. The conversion of the Company's outstanding debt to convertible preferred stock, as described above, is currently pending regulatory approval.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides a "safe harbor" for forward-looking statements, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of these safe harbor provisions. The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations concerning expected growth, the outcome of business strategies, future operating results and financial position, economic and market events and trends, future premium levels, future dental health care expense levels, the Company's ability to control health care, selling, general and administrative expenses, items discussed under the heading "Year 2000" and all other statements that are not historical facts, are forward looking statements. Words such as expects, projects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Actual results may differ materially from those projected in the forward-looking statements, which statements involve risks and uncertainties. The Company's ability to expand its business is affected by competition, not only in benefit program choices, but also the number of dental plan competitors in the markets in which the Company operates. Certain large employer groups and other purchasers of commercial dental health care services continue to demand minimal premium rate increases, while limiting the number of choices offered to employees. In addition, securing cost effective contracts with dentists may become more difficult in part due to the increased competition among dental plans for dentist contracts. Other risks include the Company's potential inability to obtain waivers and/or extensions from its lenders, whether or not the Company enters into any extraordinary transaction, changes in the Company's operating or expansion strategy, or failure to consummate proposed resale of dental offices and/or promissory notes. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs, while providing members with quality dental care. Factors such as levels of utilization of dental health care services, new technologies, specialists costs, and numerous other external influences may effect the Company's operating results. Any critical unresolved Year 2000 issues at the Company or its vendors could have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company's expectations for the future are based on current information and evaluation of external influences. Changes in any one factor could materially impact the Company's expectations relating to premium rates, benefits plans offered, membership growth, the percentage of health care expenses, and as a result, profitability and therefore, effect the forward-looking statements which may be included in these reports. In addition, past financial performance is not necessarily a reliable indicator of future performance. An investor should not use historical performance alone to anticipate future results or future period trends.

Summary  of  Results  of  Operations

The following table shows the Company's results of operations as a percentage of revenue, and is used in the period-to-period comparisons discussed below.

                                                       THREE MONTHS ENDED  NINE MONTHS ENDED
                                                         SEPTEMBER  30,     SEPTEMBER  30,
                                                       ------------------  -----------------
                                                         1999    1998 (1)   1999    1998 (1)
                                                       --------  --------  -------  --------
Premium revenue                                          100.0%    100.0%   100.0%    100.0%

Health care services expense                              70.9      70.4     70.0      68.1
Selling, general and administrative expense               42.2      33.7     39.7      31.0
Loss on impairment of assets                             102.1        --     34.2        --
                                                       --------  --------  -------  --------

Operating income (loss)                                 (115.2)     (4.1)   (43.9)      0.9

Investment and other income                               (0.6)     (4.0)     2.5      (0.3)
Interest expense                                         (11.7)     (4.3)    (6.7)     (4.0)
                                                       --------  --------  -------  --------

Loss before income taxes and discontinued operations    (127.5)    (12.4)   (48.1)     (3.4)
Income tax expense (benefit)                              50.8      (4.2)    15.2      (1.0)
                                                       --------  --------  -------  --------

Loss before discontinued operations                     (178.3)     (8.2)   (63.3)     (2.4)
Loss from discontinued operations                         (4.5)     (0.5)    (6.1)     (3.3)
                                                       --------  --------  -------  --------

Net loss                                               (182.8)%    (8.7)%  (69.4)%    (5.7)%
                                                       ========  ========  =======  ========

(1)     As  restated.  See  Note  7  to  the  accompanying  financial  statements.

Subsequent to the issuance of the Company's 1998 financial statements the Company's management determined that certain prepaid expenses, fixed assets, accrued liabilities and deferred revenue balances were not properly stated. Additionally, the Company's management determined that the accounting treatment applied to certain sale transactions of discontinued orthodontic and general dental practices that occurred during 1998 and 1997 was not appropriate. As a result, the quarterly financial statements as of and for the three months and nine months ended September 30, 1998, have been restated from the amounts previously reported. The significant effects of the restatement have been presented in Note 7 to the accompanying financial statements and have been reflected herein.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Premium revenue increased by $561,000, or 2.4%, from $23.5 million in 1998 to $24.1 million in 1999. The average membership for which the Company provided dental coverage decreased by approximately 53,000 members, or 5.7%, from 935,000 members during 1998 to 883,000 during 1999. The decrease in the average number of members is primarily due to the loss of a single large customer, which accounted for over 50,000 members, effective January 1, 1999. Premium revenue increased by 2.4% even though average membership decreased by 5.7%. This was primarily due to a shift in the product mix toward indemnity plans, which have higher premium rates than managed care plans, increases in premium rates, and a shift in the product mix toward managed care plans with higher benefit levels and higher premium rates.

Health care services expense increased by $535,000, or 3.2%, from $16.5 million in 1998 to $17.1 million in 1999. Health care services expense as a percentage of premium revenue (the "loss ratio") increased from 70.4% in 1998 to 70.9% in 1999. This increase is primarily due to an increase in the loss ratio in the Company's managed care business, which is due to an increase in specialist referral claims and an increase in supplemental payments to capitated providers, both as a percentage of managed care premium revenue. The increase in specialist referral claims is primarily due to a shift in the managed care product mix toward richer benefit plans that include coverage of more specialist services. The increase in supplemental payments is due to the fact that the richer benefit plans also cover more services for which general dentists receive supplemental payments from the Company, in addition to the monthly capitation payments.

Selling, general and administrative ("SG&A") expenses increased by $2.2 million, or 28.1%, from $7.9 million in 1998 to $10.1 million in 1999. SG&A expenses as a percentage of premium revenue increased from 33.7% in 1998 to 42.2% in 1999. This increase relates primarily to an accrual for a lease commitment on unused office space, an increase in amortization related to internally developed software, and an increase in occupancy costs related to the company's relocation of its corporate headquarters in September 1998.

Loss on impairment of intangible assets increased from zero in 1998 to $24.6 million in 1999. The loss on impairment is primarily due to a reduction in the carrying value of the goodwill and non-compete covenants related to the acquisition of First American Dental Benefits, Inc. in 1996 and the acquisition of Advantage Dental HealthPlans in 1997. The amount of the impairment loss was determined in accordance with Accounting Principles Board Opinion No. 17, as discussed in Note 4 to the accompanying financial statements.

Investment and other income (losses) was a loss of $147,000 in 1999, compared to a loss of $948,000 in 1998. The net losses in both periods were due to realized losses on the sale of investments.

Interest expense increased by $1.8 million, or 174.6%, from $1.0 million in 1998 to $2.8 million in 1999. This increase was primarily due to deferred loan costs that were charged to expense during the third quarter of 1999. The entire balance of deferred loan costs was charged to expense because the Company was not in compliance with the covenant requirements related to the senior notes payable and the revolving credit facility as of September 30, 1999, and therefore, the outstanding balances were due and payable.

The loss before income taxes and discontinued operations increased by $28.1 million, from $2.9 million in 1998 to $30.7 million in 1999. The loss before income taxes and discontinued operations as a percentage of premium revenue increased from 12.4% in 1998 to 127.5% in 1999. The increase in the loss was primarily due to the $24.6 million loss on impairment of intangible assets, and a $2.2 million increase in SG&A expenses, as discussed above.

Income tax expense was $12.2 million in 1999, compared to an income tax benefit of $988,000 in 1998. The income tax expense in 1999 primarily represents a charge to earnings to establish a deferred tax asset valuation allowance that is equal to the entire balance of the Company's net deferred tax assets. This valuation allowance was established due to uncertainty about whether the deferred tax assets will be realized in the future, primarily due to operating losses incurred by the Company in 1999 and 1998 and the existence of significant net operating loss carry-forwards. See Note 6 to the accompanying financial statements.

The net loss from discontinued operations increased from $122,000 in 1998 to $1.1 million in 1999. The loss in 1999 is primarily due to a reduction in the carrying value of the net assets related to certain discontinued operations, which are reflected on the accompanying balance sheet under "Assets of discontinued operations transferred under contractual arrangements." During 1999, the Company recorded a charge to earnings to reduce the carrying value of these assets to the estimated net proceeds from the sale of these assets to a third party pursuant to a transaction that is currently pending regulatory approval. See Note 4 to the accompanying financial statements.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Premium revenue decreased by $423,000, or 0.6%, from $72.3 million in 1998 to $71.9 million in 1999. The average membership for which the Company provided dental coverage decreased by approximately 65,000 members, or 6.9%, from 943,000 members during 1998 to 878,000 during 1999. The decrease in the average number of members is primarily due to the loss of a single large customer, which accounted for over 50,000 members, effective January 1, 1999. Premium revenue decreased by only 0.6% even though average membership decreased by 6.9%. This was primarily due to a shift in the product mix toward indemnity plans, which have higher premium rates than managed care plans, increases in premium rates, and a shift in the product mix toward managed care plans with higher benefit levels and higher premium rates.

Health care services expense increased by $1.0 million, or 2.1%, from $49.3 million in 1998 to $50.3 million in 1999. Health care services expense as a percentage of premium revenue (the "loss ratio") increased from 68.1% in 1998 to 70.0% in 1999. This increase is primarily due to an increase in the loss ratio in the Company's managed care business, which is due to an increase in specialist referral claims and an increase in supplemental payments to capitated providers, both as a percentage of managed care premium revenue. The increase in specialist referral claims is primarily due to a shift in the managed care product mix toward richer benefit plans that include coverage of more specialist services. The increase in supplemental payments is due to the fact that the richer benefit plans also cover more services for which general dentists receive supplemental payments from the Company, in addition to the monthly capitation payments.

Selling, general and administrative ("SG&A") expenses increased by $6.2 million, or 27.7%, from $22.4 million in 1998 to $28.6 million in 1999. SG&A expenses as a percentage of premium revenue increased from 31.0% in 1998 to 39.7% in 1999. This increase relates primarily to an accrual for a lease commitment on unused office space, an increase in amortization related to internally developed software, and an increase in occupancy costs related to the company's relocation of its corporate headquarters in September 1998.

Loss on impairment of intangible assets increased from zero in 1998 to $24.6 million in 1999. The loss on impairment is primarily due to a reduction in the carrying value of the goodwill and non-compete covenants related to the acquisition of First American Dental Benefits, Inc. in 1996 and the acquisition of Advantage Dental HealthPlans in 1997. The amount of the impairment loss was determined in accordance with Accounting Principles Board Opinion No. 17, as discussed in Note 6 to the accompanying financial statements.

Investment and other income was $1.8 million in 1999, compared to a net loss of $217,000 in 1998. This change was primarily due to realized gains on the sale of investments in 1999, compared to realized losses on the sale of investments in 1998.

Interest expense increased by $2.0 million, or 66.4%, from $2.9 million in 1998 to $4.9 million in 1999. This increase was primarily due to deferred loan costs that were charged to expense during the third quarter of 1999. The entire balance of deferred loan costs was charged to expense because the Company was not in compliance with the covenant requirements related to the senior notes payable and the revolving credit facility as of September 30, 1999, and therefore, the outstanding balances were due and payable.

The loss before income taxes and discontinued operations increased by $32.2 million, from $2.4 million in 1998 to $34.6 million in 1999. The loss before income taxes and discontinued operations as a percentage of premium revenue increased from 3.4% in 1998 to 48.1% in 1999. The increase in the loss was primarily due to the $24.6 million loss on impairment of intangible assets, and a $6.2 million increase in SG&A expenses, as discussed above.

Income tax expense was $10.9 million in 1999, compared to an income tax benefit of $730,000 in 1998. The income tax expense in 1999 primarily represents a charge to earnings to establish a deferred tax asset valuation allowance that is equal to the entire balance of the Company's net deferred tax assets. This valuation allowance was established due to uncertainty about whether the deferred tax assets will be realized in the future, primarily due to operating losses incurred by the Company in 1999 and 1998 and the existence of significant net operating loss carry-forwards. See Note 6 to the accompanying financial statements.

The net loss from discontinued operations increased from $2.4 million in 1998 to $4.4 million in 1999. The loss in 1999 is primarily due to a $6.5 million reduction (before income tax effect of $2.1 million) in the carrying value of the net assets related to certain discontinued operations, which are reflected on the accompanying balance sheet under "Assets of discontinued operations transferred under contractual arrangements." During 1999, the Company recorded a $6.5 million charge to earnings to reduce the carrying value of these assets to the estimated net proceeds from the sale of these assets to a third party pursuant to a transaction that is currently pending regulatory approval. See
Note 4 to the accompanying financial statements. The net loss in 1998 consists of $2.4 million of operating losses related to the discontinued operations that were sold in 1998.

Liquidity  and  Capital  Resources

Net cash used by operating activities was $1.0 million during the nine months ended September 30, 1999, compared to $5.7 million during the same period in 1998. The decrease in net cash used in operating activities was primarily due to $2.8 million of net cash used in discontinued operations in 1998. Although the net loss increased from $4.1 million in 1998 to $50.2 million in 1999, substantially all of the increase was due to non-cash expenses. Net cash provided by investing activities was $2.5 million during 1999, compared to $5.7 million during 1998. The Company sold certain long-term assets in both 1999 and 1998, as shown on the accompanying statements of cash flows, to meet it cash requirements in both periods. Net cash used in financing activities was $2.6 million during 1999, compared to $1.4 million during 1998. The cash used in financing activities consisted primarily of debt payments in both periods.

The Company's total short-term and long-term debt decreased from $42.4 million at December 31, 1998, to $39.8 million at September 30, 1999, due to payments of $2.6 million during 1999. The payments included $1.6 million paid to the former owners of acquired businesses in connection with non-competition agreements, and a $1.0 million reduction in the balance outstanding under the revolving credit facility. Outstanding debt at September 30, 1999 consists of $32.5 million of senior notes payable, an outstanding balance of $7.0 million under a revolving credit facility, and a $255,000 note payable to the former owner of an acquired business in connection with a non-competition agreement.

In September 1997 the Company issued $32.5 million of unsecured senior notes payable. The senior notes are payable in annual installments of $6.5 million on each September 30, beginning in 2001, with a final maturity date of September 30, 2005. The interest rate on the notes was fixed at 8.91% at September 30, 1999.

In January 1998 the Company entered into an $8 million revolving credit facility with a bank, under which $7.0 million was outstanding at September 30, 1999. The outstanding balance under the credit facility was payable in full on January 29, 2000. The interest rate on the facility as of September 30, 1999, was equal to the bank's prime rate plus 3.0% (11.0% at September 30, 1999). The loan is secured by all assets of the Company, including accounts receivable, property and equipment, intangible assets, and a negative pledge on the stock of all the Company's subsidiaries.

In May 1999 the Company executed restructured credit agreements with respect to both the senior notes payable and the revolving credit facility. The restructured agreements provide for changes in interest rates and modifications to the financial covenants and reporting requirements, as well as required principal repayments. In connection with the execution of the restructured agreements, the Company obtained waivers for all prior and existing defaults and events of default under the previous credit agreements through May 28, 1999. In connection with the restructured agreements, the Company issued warrants to purchase 382,000 shares of common stock for $4.51 per share to the holder of the senior notes payable. The warrants are exercisable at any time from January 1, 2000 to December 31, 2003. Those warrants were cancelled in March 2000 in connection with the transaction described below.

In connection with the restructured senior notes payable and revolving credit facility, the Company is subject to various loan covenant requirements. The Company was not in compliance with those requirements as of September 30, 1999. The Company completed a transaction on March 1, 2000, as discussed below, pursuant to which the Company expects that the entire outstanding balance under the senior notes payable and the revolving credit facility will be converted into equity securities. In connection with this transaction, the holder of the senior notes payable and the bank lender agreed not to demand or accept any payment under the credit agreements, and not to take any enforcement actions of any kind under the agreements until April 30, 2001. Accordingly, the outstanding balances under the senior notes payable and the revolving credit facility are classified as long-term as of September 30, 1999.

On March 1, 2000, the Company entered into an agreement with an investor group (the "Investors"), the holder of the senior notes payable (the "Senior Note
Holder"), and its revolving line of credit lender (the "Bank"). Under this agreement, the Investors loaned $8.0 million to the Company in the form of notes payable due April 30, 2001, which bear interest at 10% annually. The Investors, the Senior Note Holder, and the Bank all agreed to convert the new $8.0 million loan, the outstanding balance of $32.5 million under the senior notes payable, and the outstanding balance of $7.0 million under the revolving line of credit, to convertible preferred stock, subject to regulatory approval. Under this agreement, both the Senior Note Holder and the Bank agreed not to demand or accept any payment under the credit agreements, and not to take any enforcement actions of any kind under the agreements until April 30, 2001.

The convertible preferred stock would not accrue dividends of any kind, and would be convertible into an aggregate of 30.0 million shares of common stock of the Company, at the option of the holder. The convertible preferred stock would entitle the holder to one vote for each share of common stock into which the preferred stock is convertible, with respect to all matters voted on by the common stockholders of the Company. As a result of this transaction, after regulatory approval is obtained, the existing stockholders of the Company would own approximately 13.7% of the common stock interests of the Company. Under this agreement, the Company agreed to place new directors on its board of directors, who represent the Investors, the Senior Note Holder and the Bank, and who, collectively, constitute a majority of the board of directors.

Year  2000  Compliance

The Year 2000 issue results from computer programs that use two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software, and that use two digits to define the applicable year, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing a disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

The Company relies heavily upon information technology, including its primary transaction processing systems, its telephones, its building access control systems, heating and ventilation equipment, and other computerized systems, to conduct its business. The Company also has numerous business relationships with employer groups and other customers, dental health care providers, other vendors, financial institutions, and other third parties, including state regulators, who are reliant upon information technology to conduct their businesses. There can be no assurance that none of these entities will experience business disruptions related to the Year 2000 issue that could, in turn, cause business disruptions for the Company.

The Company believes it has adequately modified its information systems so that dates in the year 2000 are properly recognized by all of its significant applications. As of March 31, 2000, the Company has experienced no significant impact on its business related to the Year 2000 issue, from either its own information systems or those of third parties with which it does business.

Impact  of  Inflation

The Company's operations are potentially impacted by inflation, which can affect premium rates, health care services expense, and selling, general and administrative expenses. The Company expects that its earnings will be positively impacted by inflation in premium rates, because premium rates for dental benefit plans in general have been increasing due to inflation in recent years. The Company expects that its earnings will be negatively impacted by inflation in health care costs, because fees charged by dentists and other dental providers have been increasing due to inflation in recent years. The impact of inflation on the Company's health care expenses is mitigated to some extent by the fact that 45-50% of total health care services expense is comprised of capitation payments to providers. In addition, most of the Company's selling, general and administrative expenses are impacted by general inflation in the economy.

ITEM  2.          QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK

The Company is not subject to a material amount of risk related to changes in interest rates or foreign currency exchange rates.

PART  I.          OTHER  INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS

The Company is subject to various claims and legal actions in the ordinary course of business. The Company believes that all pending claims either are adequately covered by insurance maintained by its contracted dental providers or by the Company, or will not have a material adverse effect on the Company's results of operations or financial position. In December 1999, a shareholder lawsuit against the Company was filed, which alleges that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. The Company has directors and officers liability insurance and intends to vigorously defend this litigation. In the opinion of the Company's management, the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES

Please  see Note 5 to the accompanying consolidated financial statements herein.

ITEM  5.          OTHER  INFORMATION

Please see information set forth in Notes 4 and 5 of Notes to Consolidated Financial Statements herein, and the section on Risk Factors in Part I., Item 2.

ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

          EXHIBIT               DESCRIPTION
          -------               -----------
          10.18 Default Forbearance Agreement and Irrevocable Power of Attorney, dated as of February 12, 1999 (1)
          27.1           Financial  Data  Schedule

(1) Referenced, disclosed and filed as an exhibit to Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(B)     REPORTS  ON  FORM  8-K.

A report on Form 8-K was filed with the Securities and Exchange Commission (the "SEC") on July 7, 1999, to report that the Company had entered into a definitive agreement (the "Agreement") with an investor group led by CAI Partners and Company and Jack R. Anderson. Under the Agreement, the investor group agreed to invest $40 million into the Company through the purchase of $20 million of convertible preferred stock and convertible subordinated debentures and $20 million of 10-year senior notes.

A report on Form 8-K was filed with the SEC on September 20, 1999. This Form 8-K reported that the Company's common stock had been removed from the NASDAQ National Market on September 1, 1999, due to the Company's inability to meet the relevant minimum tangible net worth requirement.

The above-described reports on Form 8-K are hereby incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on the 14th day of April, 2000.

                              SAFEGUARD  HEALTH  ENTERPRISES,  INC.


                              By:  /s/  James  E.  Buncher
                                   -----------------------
                                    James  E.  Buncher
                                    President  and  Chief  Executive  Officer
                                    (Principal  Executive  Officer)


                              By:  /s/  Dennis  L.  Gates
                                   ----------------------
                                    Dennis  L.  Gates
                                    Senior  Vice  President  and Chief Financial
                                    Officer
                                    (Chief  Accounting  Officer)