Form 10-K
period 1999-12-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 2000-04-14
CIK 727303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999          COMMISSION FILE NUMBER
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

                            SAFEGUARD HEALTH ENTERPRISES, INC.
                              1999 ANNUAL REPORT ON FORM 10-K

                                     TABLE OF CONTENTS


                                                                                  Page
                                                                                  ----
PART I                                                                               1
-----

     ITEM  1.     BUSINESS                                                           1
     --------     --------
     ITEM  2.     PROPERTIES                                                        18
     --------     ----------
     ITEM  3.     LEGAL  PROCEEDINGS                                                18
     --------     ------------------
     ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               18
     --------     ---------------------------------------------------

PART  II                                                                            19
--------

     ITEM  5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
     --------     ----------------------------------------------------
                  STOCKHOLDER MATTERS                                               19
                  ------------------
     ITEM  6.     SELECTED  FINANCIAL  DATA                                         20
     --------     -------------------------
     ITEM  7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     --------     -------------------------------------------------
                  CONDITION AND RESULTS  OF  OPERATIONS                             21
                  ------------------------------------
     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        26
     --------     ----------------------------------------------------------
     ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA                   26
     --------     -----------------------------------------------
     ITEM  9.     CHANGES  IN  AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS
     --------     -----------------------------------------------------------
                  ON ACCOUNTING AND  FINANCIAL  DISCLOSURE                          26
                  ---------------------------------------

PART  III                                                                           26
---------
     ITEM  10.     DIRECTORS  AND/OR  EXECUTIVE  OFFICERS  OF  THE  COMPANY         26
     ---------     --------------------------------------------------------
     ITEM  11.     EXECUTIVE  COMPENSATION                                          30
     ---------     -----------------------
     ITEM  12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   30
     ---------     --------------------------------------------------------------

     ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS               33
     ---------     --------------------------------------------------

PART  IV                                                                            33
--------

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES AND REPORTS ON FORM 8-K     33
---------     -----------------------------------------------------------------

SIGNATURES                                                                          34
----------


                                      (i)

                                     PART I

ITEM  1.  BUSINESS
-------------------

In addition to historical information, the description of business below includes certain forward-looking statements regarding SafeGuard Health Enterprises, Inc. (the "Company"), including statements about growth plans, business strategies, future operating results and financial position, and general economic and market events and trends. The Company's actual results of operations for future periods could differ materially from the results indicated in the forward-looking statements as a result of various events that cannot be predicted at this time. Those possible events include an increase in competition, changes in health care regulations, an increase in dental care utilization rates, new technologies, an increase in the cost of dental care, the inability to efficiently integrate the operations of acquired businesses, the inability to realize the carrying value of certain assets of dental and orthodontic practices, the inability to collect payments due under certain long-term promissory notes, the inability to obtain waivers and/or maturity date extensions from lenders, the inability to obtain regulatory approvals for the conversions of debt to equity that were contemplated in the transaction completed on March 1, 2000, and other risks and uncertainties as described below under "RISK FACTORS." The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

(A)  GENERAL  DEVELOPMENT  OF  BUSINESS

The Company, a Delaware corporation, provides managed care dental plans, indemnity dental plans, vision benefit plans, administrative services, and preferred provider organization services. The Company conducts its business through several subsidiaries, one of which is an insurance company that is licensed in several states, and several of which are managed dental care plans that are each licensed in the state in which it operates. The Company's operations are primarily in California, Colorado, Florida, Missouri and Texas, but it also operates in several other states.

The Company's predecessor, SafeGuard Health Plans, Inc., a California corporation, (the "California Plan") commenced operations in 1974 as a nonprofit corporation. The California Plan converted to for-profit status in December 1982 and is currently a subsidiary of the Company. The Company was incorporated in California in November 1982 and acquired the California Plan in December 1982. In August 1987 the Company reincorporated in Delaware. Unless the context requires otherwise, all references to the "Company" or "SafeGuard" mean SafeGuard Health Enterprises, Inc. and its subsidiaries.

The Company completed four acquisitions during the past several years, which account for a significant portion of the Company's current operations. In September 1992, the Company acquired a California life insurance company and used this entity to begin offering indemnity dental plans to its customers. In August 1996, the Company acquired a managed dental care company located in Texas, which had approximately $12 million of annual revenue at the time of the acquisition. In May 1997, the Company acquired a managed dental care company located in Florida, which had approximately $7 million of annual revenue at the time of the acquisition. In August 1997, the Company acquired another insurance company, which had no active business but was licensed in several states in which the Company was not previously licensed.

In October 1996 the Company implemented a strategic plan to sell all of the general dental practices owned by the Company. Four of the general dental practices were sold during 1996, and the remaining practices were sold during the first nine months of 1997. All of the practices were sold for consideration that consisted of long-term promissory notes. In September 1997 several of the general dental practices were sold to a single purchaser (the "Purchaser") in exchange for $8.0 million of long-term promissory notes. In April 1998 the Company also sold all of its orthodontic practices to the Purchaser in exchange for $15.0 million of long-term promissory notes. During 1997 and 1998, four of the general dental practices that were sold to other entities were also transferred to the Purchaser by those entities, in exchange for assumption of the related promissory notes by the Purchaser. At the time of these transfers, the total outstanding principal balance under the related promissory notes was $1.9 million. During 1997 and 1998 the Company loaned a total of $1.6 million to the Purchaser, which was used by the Purchaser for working capital purposes.

Due to uncertainty about the Purchaser's ability to meet its commitments under the above-described promissory notes from sources other than the operations of the discontinued dental and orthodontic practices, the Company has not treated the sale transactions with the Purchaser as sales for accounting purposes. Accordingly, the related promissory notes are not reflected in the Company's consolidated financial statements. Instead, the historical cost of the net assets of the related dental and orthodontic practices, less the amount of payments received from the Purchaser, are reflected on the Company's balance sheet under the caption "Assets of discontinued operations transferred under contractual arrangements." The carrying value of the promissory notes related to the dental practices that were transferred to the Purchaser by other purchasers was reduced to the historical cost of the net assets of the related dental practices. The historical cost of these net assets is also reflected on the Company's balance sheet under the caption "Assets of discontinued operations transferred under contractual arrangements." The working capital loans were fully reserved at the time the loans were made by the Company.

During 1999, the Company reached an oral agreement with the Purchaser and another third party (the "New Purchaser"), under which all the promissory notes issued to the Company by the Purchaser (the "Notes") would be liquidated. Under this agreement, the Purchaser would convey the dental and orthodontic practices that comprise the collateral for the Notes to the New Purchaser, in exchange for proceeds that would be paid to the Company in satisfaction of the Notes. Based on this agreement, the Company recorded a $6.5 million charge to earnings during the nine months ended September 30, 1999, to reduce the carrying value of the net assets of the related dental and orthodontic practices to their estimated net realizable value. During March 2000, the Company entered into a definitive agreement with respect to this transaction, which is currently pending regulatory approval.

The Company's executive offices are located at 95 Enterprise, Aliso Viejo, California 92656. Its telephone number is 949.425.4300 and its fax number is 949.425.4586.

DENTAL  CARE  MARKETPLACE

According to the United States Office of National Health Statistics, the total expenditures for dental care in the United States grew from approximately $14 billion in 1980 to an estimated $48 billion in 1996. The United States Health Care Financing Administration reports that expenditures for dental services account for approximately 5% of total national health care expenditures. According to the United States Department of Labor ("DOL"), the cost of dental services has been rising at a rate higher than that for consumer goods as a whole. The DOL statistics show that from 1982 to 1998, the consumer price index for dental services for all urban consumers increased by 136%, while the index for all items increased by 63%. As a result, the Company believes there has been an increase in employers' interest in effectively managing dental care costs.

Employer-sponsored dental benefits are one of the most common employee benefits. The National Association of Dental Plans ("NADP") estimates that approximately 147 million people, or approximately 55% of the total population of the United States, were covered by some type of dental benefit plan at the end of 1997. The NADP estimates that enrollment in managed dental care plans ("dental HMOs") has grown from 18 million covered lives in 1994 to approximately 26 million covered lives at the end of 1997. This compares to over 50 million Americans who were enrolled in medical HMOs in 1997, according to the Group Health Association of America. The Company believes that the relatively high growth rate for dental
HMOs is attributable to greater acceptance of managed care by employers and employees, a significant price advantage over traditional indemnity dental insurance plans, and greater acceptance of dental HMOs by dentists, resulting in improved accessibility and convenience for members. At the end of 1997, members of dental HMOs represented approximately 18% of the total population with dental coverage, and approximately 10% of the total United States population.

According to the 1995 Foster Higgins Survey of Employee Sponsored Health Plans, approximately 89% of employers with more than 500 employees offer some type of dental coverage to employees, and approximately 79% of these employers offer a stand-alone dental plan that is separate from other health care coverage offered to employees. This survey also reported that only approximately 54% of employers with less than 500 employees offer dental coverage to their employees. About 62% of all employers who offer dental coverage offer stand-alone dental plans. The Company believes that many employers in the small to mid-size range that do not offer dental benefits would be willing to offering a cost-effective plan, particularly if the employee pays a portion of the cost of the plan through payroll deductions.

The dental HMO industry is characterized by participation of several large, national insurance companies and numerous independent organizations. As of December 31, 1996, the NADP estimated that there were over 150 dental HMO companies in the United States, with no dominant market leader.

During the last two decades, the increase in the number of dentists in the United States has exceeded the general population growth. According to the American Dental Association ("ADA"), the number of practicing dentists per 100,000 individuals in the United States has increased from 53 in 1980 to 60 in 1991. In addition, the dental care industry is highly fragmented with approximately 96% of all practicing dentists working in a one or two-dentist office, according to the ADA. According to a survey of dental practices published by Dental Economics in 1994, the median amount of employee payroll and other overhead expenses incurred by solo and group dental practices was approximately 60% of gross revenue. The significant increase in the number of dentists per capita, the highly fragmented dental care industry, the high proportion of overhead costs for dentists, and an improved level of overall dental health in the United States, has created a highly competitive environment among dentists. The Company believes there is a significant vacancy rate in the average dentist's office in major metropolitan areas. These factors have contributed to an increase in the willingness of qualified dentists to participate in dental HMO and preferred provider organization networks, such as those maintained by the Company, as dentists seek alternative methods of increasing practice revenues.

The average monthly cost of dental coverage is much lower than that of medical coverage. The utilization rate for dental services is also more predictable than that for medical services, and dental coverage generally does not cover catastrophic risks. Dental care is provided almost exclusively on an outpatient basis, and according to a 1990 ADA survey, general dentists perform over 81% of all dental services. Dental benefit plans generally do not include coverage for hospitalization, which is typically the most expensive component of medical services.

Common features of dental indemnity plans include deductibles in varying amounts, maximum annual benefits of less than $2,000 per person and significant patient cost sharing. Patient cost sharing typically varies by the type of dental procedure, ranging from no cost sharing for preventive procedures to 50% cost-sharing for dentures and even greater cost sharing for orthodontic care. The relatively high patient cost-sharing and the relatively predictable nature of dental expenditures substantially limits the underwriting risk of a dental plan when compared to the underwriting risk of a medical plan that covers catastrophic illness and injuries. Furthermore, since most dental problems are not life threatening and do not represent serious impairments to overall health, there is a higher degree of patient cost sensitivity and discretion associated with obtaining dental services. Many dental conditions also have a range of appropriate courses of treatment, each of which has a different out-of-pocket cost for patients. For example, a deteriorated amalgam filling may be replaced with another amalgam filling (a low-cost alternative), a pin-retained crown build-up (a more costly alternative), or a crown with associated periodontal treatment (the most costly alternative). The level of coverage provided to the patient can influence the type of services selected by the patient or rendered by the dentist.

Under a traditional indemnity insurance plan, the insurer and the patient each pays a portion of the fee charged by the dentist, depending upon the design of the dental benefit plan. Under such an indemnity plan, dentists have little incentive to deliver cost-effective treatments because they are compensated on a fee-for-service basis. In contrast, under a dental HMO plan, each dentist is typically reimbursed in the form of a fixed monthly payment for each member who selects that dentist as his or her primary dental care provider (a "capitation" payment). Under a dental HMO plan, each dentist also typically receives co-payments from the patient for certain dental services that are not covered in full by the capitation payments. The amounts of the capitation payments and the co-payments are negotiated in advance by the dental HMO. The co-payment amounts are generally designed to mitigate the level of utilization risk assumed by the dentist, but are low enough to encourage the dentist to provide cost-effective treatments. Fixed capitation payments that do not vary with the frequency of services provided create an incentive for dentists to emphasize preventive care, to control costs and to develop a long-term relationship with his patients. Fixed capitation payments also substantially reduce the underwriting risk to the Company associated with varying utilization of dental services.

(B)  FINANCIAL  INFORMATION  ABOUT  SEGMENTS

The Company operates in a single industry segment, the provision of dental care benefit plans.

(C)  NARRATIVE  DESCRIPTION  OF  BUSINESS

GENERAL  DESCRIPTION  OF  THE  COMPANY

The Company provides dental benefit plans to government and private sector employers, associations, and individuals. During the last several years the Company has focused its marketing efforts on mid-sized and small employer groups, typically with less than 1,000 employees. The Company currently has contracts with approximately 5,000 employer or association groups and provides dental benefits to approximately 900,000 covered individuals. Dental care is provided to the covered individuals through a managed care network of approximately 4,000 general dentists and specialty providers, and through a preferred provider network of approximately 9,000 dentists.

Under the Company's dental HMO plans, its customers pay a monthly premium for each subscriber enrolled in the plan, and the Company usually agrees to a monthly rate that is fixed for a period of one or two years. The amount of the monthly premium varies depending on the dental services covered, the amount of the member co-payments that are required for certain types of dental services, and the number of dependents enrolled by each subscriber. Each subscriber and dependent is required to select a general dentist from the Company's managed care provider network, and to receive all general dental services from that dentist. Any referral to a specialist must be requested by the general dentist and approved in advance by the Company, in order for the related service to be covered under the dental HMO plan. Under dental HMO plans, subscribers and dependents are not required to pay deductibles or file claim forms, and are not subject to a maximum annual benefit.

Under the Company's indemnity dental plans, its customers also pay a monthly premium for each subscriber enrolled in the plan, and the Company usually agrees to a monthly rate that is fixed for a period of one or two years. The amount of the monthly premium varies depending on the dental services covered, the amount of the annual deductible, the portion of the cost of dental services that is paid by the subscriber or dependent, the maximum annual benefit amount, and the number of dependents enrolled by each subscriber. Under indemnity dental plans, subscribers are required to pay deductibles and co-payments that are typically higher than the co-payments required under a dental HMO plan. However, under indemnity dental plans, subscribers and dependents can choose to receive dental services from any dentist of their choice.

The Company's goal is to be a leading dental benefits provider in each of the geographic markets in which it operates. The Company's business is primarily in California, Colorado, Florida, Missouri and Texas, but it also provides dental HNO plans and indemnity dental plans in several other states. The Company offers a comprehensive range of dental benefit plans that is based on a set of standard plan designs that are available in each of the markets in which the Company operates. By standardizing the dental plans offered, the Company believes it can deliver a consistent product and a high level of customer service through the consistent application of policies and procedures, and by streamlining administrative functions. The standardized plans also allow employers to offer substantially the same benefits in all states in which the Company is licensed to operate. However, the Company also has the information technology and the flexibility to deliver highly customized benefit plans, which are frequently requested by large employer groups.

The Company uses multiple distribution methods to sell its products. The Company has an internal sales force that primarily works with independent brokers, and to a lesser extent, directly with small and mid-sized employer groups, to sell the Company's benefit plans. The Company also works directly with large benefits consulting firms, who are often engaged by large employers to assist in selecting the best dental benefit plans for those employers. The Company also offers its dental plans to medical HMOs, which in turn, include the Company's dental plans in comprehensive medical plans offered by those medical HMOs. The Company utilizes general agency relationships in certain markets, which generally target small employers and individuals.

The Company is committed to providing quality dental care to its members through a network of qualified, accessible dentists. By providing both dental HMO plans and indemnity dental plans, the Company is able to maintain a competitive network of providers by delivering patients to dentists under both types of provider reimbursement. In addition, the Company also offers stand-alone administrative services and preferred provider organization access products to its customers, which deliver additional patient volume to its contracted providers. The Company has provider relations representatives who maintain the relationships with the network providers in each of the Company's significant geographic markets. The local knowledge and expertise of these representatives enables the Company to develop competitive provider networks that are convenient for plan members, which is an important factor to employers in selecting a dental HMO plan.

PRODUCTS

The Company operates in a single business segment, which is the provision of dental benefit plans to employer groups, certain associations, and individuals. The Company provides a broad range of plan designs, depending on the needs of its customers. In addition to offering a range of benefit designs, the Company can offer benefit plans with a restricted choice of providers, through its managed care plans, or benefit plans with a wider choice of providers, through its indemnity dental plans. Premium rates are adjusted to reflect the benefit design, and whether the covered individuals can select any provider at the time of service.

Dental HMO Plans. The Company offers a comprehensive range of dental HMO plans under the names SafeGuard Health Plans and SafeGuard Dental Plans. Under a dental HMO plan, as noted above, each subscriber and dependent is required to select a general dentist from the Company's managed care provider network, and to receive all general dental services from that dentist. Any referral to a specialist must be requested by the general dentist and approved in advance by the Company, in order for the related service to be covered under the dental HMO plan. The general dentist selected by the member receives a monthly capitation payment from the Company, which is designed to cover most of the total cost of the dental services delivered to that member. The monthly capitation payment does not vary with the nature or the extent of dental services provided to the member, but is variable based on the particular benefit plan purchased by each member. In exchange for the monthly capitation payments, the selected provider is obligated to provide specific dental services to plan members, as required by the members. In addition to the capitation payments, the provider receives co-payments from the members for certain types of services, and receives supplemental payments from the Company for certain types of services. When a member requires the services of a specialist, the Company pays the cost of the specialty services on a negotiated fee schedule basis, and to a lesser extent, on a discounted fee-for-service basis.

Members covered under the Company's dental HMO plans are typically entitled to receive certain basic dental procedures, such as examinations, x-rays, cleanings and fillings, at no additional charge, other than, in some cases, a small per office visit co-payment. The member co-payments required for more complicated procedures provided by the primary care dentist, such as root canals and crowns, vary based on the complexity of the service and benefit plan purchased by the member. Most of the Company's dental HMO plans also cover services provided by specialists in Company's provider network, including oral surgery, endodontics, periodontics, orthodontics, and pedodontics. Any referral to a specialist must be requested by the general dentist and approved in advance by the Company, in order for the related service to be covered under the dental HMO plan. The Company's dental HMO plans also cover emergency out-of-area treatments that are required when a member is temporarily outside the area served by his general dentist.

Indemnity Dental Plans. The Company offers a comprehensive range of indemnity dental plans in each of the geographic markets in which it operates. Under indemnity dental plans, subscribers are required to pay deductibles and co-payments that are typically higher than the co-payments required under a dental HMO plan. Also, indemnity dental plans typically include a maximum annual benefit, which is not typically included in a dental HMO plan. However, under indemnity dental plans, subscribers and dependents can choose to receive dental services from any dentist of their choice. Indemnity dental plans subject the Company to more significant underwriting risks than dental HMO plans, due to varying utilization rates of dental services.

Dual Option Products. The Company offers a "dual option" product to its customers, which includes both a dental HMO plan and an indemnity dental plan. As a result, each individual subscriber can choose whether to enroll in either type of dental plan. By offering a dual option product, the Company can offer its customers more flexibility, and can capture a larger portion of the total dental benefits expenditures by each of its customers. This product also allows the Company to offer indemnity coverage to employees of its customers who are located outside the geographic area served by the Company's dental HMO provider network. Certain states, such as Nevada and Oklahoma, require that dental HMO plans be offered only as part of a dual option product and other states may do so in the future. Dual option products are particularly attractive to customers located in areas where the Company's dental HMO provider network is less competitive and employees value the ability to receive services from the dentist of their choice. The Company believes that offering dual option products to its customers provides an opportunity to increase enrollment in its dental HMO plans over time.

Preferred Provider Organizations. The Company's indemnity dental plans include for an increased level of benefits in the event a member utilizes a dentist participating in its preferred provider organization ("PPO") network. When a subscriber receives services from a PPO dentist, the co-payment required is substantially reduced, and annual deductible amounts are typically waived or reduced. The dentists in the PPO network have agreed to provide dental benefits to customers of the Company for a fee that is typically 30% less than the dentist's usual and customary fee. The Company believes that offering an indemnity dental plan with a PPO network is an attractive way to enter geographic areas where few dentists have agreed to participate in dental HMO plans. In such areas, participation in the PPO network can serve as a transitional step for dentists, between the traditional fee-for-service system of reimbursement to participation in a dental HMO network.

Other Dental Benefits Products. For self-insured employers, the Company offers claims administration under an administrative services organization ("ASO") arrangement, under which the Company does not assume the underwriting risk for the benefits provided. The Company receives an administrative fee to process claims and the underwriting risk is retained by the employer sponsoring the self-insured plan. The Company also provides access to its PPO network for a fixed monthly fee based on the number of potential patients covered by the product. Under this product, the providers in the PPO network offer a reduced fee schedule for services provided to participating patients. The Company makes no payments to the providers in the PPO under this product. Currently, the annual revenue from ASO arrangements and PPO network access products is not material.

Vision Benefit Plans. The Company offers a vision benefit plan to employer groups, which covers routine eye care in exchange for a fixed monthly premium. Under the vision plan, subscribers can typically choose to receive services from any provider in the network in exchange for co-payments that vary with the type of service received. Currently, the annual revenue from vision benefit plans is not material.

PROVIDER  RELATIONS

The Company believes that a key element in its enrollment growth is a stable panel of quality focused dentists in convenient locations. The Company also requires that all dental HMO and PPO providers meet all of its quality assessment program standards. The program includes current professional license verification, current liability insurance, and a risk management review of the dental facility to ensure that all OSHA and regulatory requirements are met, an inspection of the office's sterilization practices, and a review of the facilities location, including parking availability and handicap access. See "QUALITY MANAGEMENT AND IMPROVEMENT."

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

The Company currently employs provider relations representatives in each local office. All have extensive dental office management backgrounds and act as consultants to assist our panel providers with the administration of the plan in the day-to-day operation of their offices. Should a dental office terminate its contract with the Company, if necessary a new provider will be recruited in a timely manner to meet the needs of the members assigned to that office, and so there will be no delay in the member's care. No individual dental office provided service to more than 10 percent of the Company's members at December 31, 1999.

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

At December 31, 1999, approximately 4,000 primary care and specialty care dentists were participating panel providers on the Company's Dental HMO plans. General dentists are required to render all basic dental care and refer members to specialists only as required. Under its policy, the Company offers nearly all specialty dental services, including oral surgery, endodontics, periodontics, orthodontics, and pediatric dentistry. If the specialty care falls within the Company's guidelines, all or a substantial portion of the specialists' fees are paid by the Company. At December 31, 1999, the Company contracted with approximately 9,000 primary care and specialty care dentists on the Company's PPO panel.

MANAGEMENT  INFORMATION  SYSTEMS

During 1999, the Company continued to enhance its proprietary management information system to better manage its operational resources and analysis of data. These changes focused on reporting mechanisms to track regulatory compliance and data interface with clients. The Company's goal is to continue to enhance technologies to better equip the Company to compete while ultimately reducing the Company's administrative expenses. The Company also continued its development of various operating systems based upon software source code purchased in 1996 for its business operations system, which are being adapted to the specific needs of the Company. This software allows the Company to develop, in-house, a system that is used to expand the Company's management information system to all Company regional offices. This system takes advantage of the power of personal computers in the workplace. The system provides a much easier and more efficient interface using Windows-based screens. Individual users are able to quickly customize data queries for their specific needs with results directed to the screen, printer or downloaded into a word processor and/or spreadsheet.

One component of the ongoing modifications to the Company's primary business application is the enhancement of the system that is used to manage billing, collections, and accounts receivable activities (the "billing" system). The Company made various modifications to its billing system during 1999, and is currently making additional modifications, which are designed to improve the Company's ability to manage its billing and accounts receivable functions.

The Company employs a personal computer network-based general ledger system providing reporting and analysis tools which allows for the extraction and download of data to word processors and spreadsheets for further analysis. The Company also expanded the use of its electronic mail system to all its locations. The Company has also upgraded its current network server systems to handle the increased activity within the network. The Dental HMO plan, indemnity and PPO plans, and electronic mail environments are now interconnected. With the implementation of these new and upgraded systems, the entire network is tightly integrated. These systems demonstrate the Company's proactive position in automating its computer operations and allowing it to remain competitive in the marketplace.

QUALITY  MANAGEMENT  AND  IMPROVEMENT

The  Company's  commitment  to quality is supported throughout the organization.
The Company's Quality Improvement Program includes verification of provider credentials and an assessment of the qualifications of dentists to become and/or remain contracted providers. It also includes quality assessment of the provider network, assessment of each dentist's compliance with Company standards, analysis and measurement of network and provider performance, and continuous improvement of contracting dentist performance through constructive and continuous feedback.

Under the direction of the Company, contracting dental offices undergo regular assessments to determine appropriateness of care and treatment outcomes. The Company outsources the on-site office quality assessment review as part of the Quality Improvement Program. By utilizing an objective outside source, the Company is able to maintain a significant level of independence not always found when employees conduct the on-site assessments. The Company also maintains a credentialing committee that uses information provided by a certified Credentialing Verification Organization ("CVO") to verify the provider's licensing status, insurance, compliance with applicable federal and state regulations, and other related processes with an objective approach for consistency, effectiveness, and risk management review.

The Company contracts with an outside research firm to conduct regular member satisfaction surveys. The surveys are designed to provide the Company with valid and reliable information on members' satisfaction with dental care services provided, the provider network and the Company's plan design and customer service.

The Company maintains an accessibility monitoring program that tracks appointment availability at contracting dentist offices. The Company conducts quarterly mail surveys to monitor availability for new patient, recall, routine and emergency appointments, and to measure the waiting time in the reception area and operatory room. The results are correlated with the findings of the on-site quality review, member satisfaction surveys, grievances, and appointment availability documentation.

The Company conducts periodic review and assessment of all quality initiatives. The quality improvement process includes providing feedback to the contracting dentists and the Company, assisting in the development of corrective actions to modify deficiencies, and verifying that corrective actions are implemented. To accomplish this task, the Company employs a team concept, combining its Quality, Member Services and Provider Relations departments, to benefit both its members and its contracting dentists.

UTILIZATION  REVIEW

The Company uses computerized analysis to monitor the categories, incidence and frequency of dental care services provided to members. The analysis of provider utilization and cost data enables the Company and its clients to determine the type of procedures performed by contracted dental offices and ascertain the savings to both clients and members compared to the cost of competitive dental indemnity insurance coverage. The analyses are also used by the Company to identify unusual patterns of dental care utilization or complaints which may initiate a focused or comprehensive office quality assessment review.

The Company is also in the process of expanding the use of its indemnity claims processing system to include utilization review and case management for its indemnity insurance business. As part of the expansion of its indemnity business, the Company is developing a claims reporting system that will demonstrate cost savings for clients and members when contracting PPO dentists are utilized. These reports will compare practice patterns that vary from established norms, identify patient cost trends, provide detailed claims experience, and case and claims management information. The Company will then be able to compare utilization patterns among the dentists rendering services to patients insured by the Company to determine whether such dentists are over or under-utilizing the benefits provided. In the event that an unusual practice pattern is ascertained, the Company will review its findings with the dentist on a regular basis to reduce the potential for abuse.

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

The Company utilizes an automated call distribution ("ACD") system for customer call management. The Company provides toll-free customer telephone service with automated 24-hours per day, 7 days per week access. Automated service features are available for simple inquires such as provider selection, identification card requests, and eligibility verification. The Company also provides customer service telephone support during regularly scheduled business hours. The Company's call volume averages 45,000 calls per month, with approximately 30 percent handled via automated selection features. The ACD system has the capability to prioritize customer calls, and provide service update standards per guidelines reports on a predetermined basis. The Company strives to maintain a predetermined service standard of answering all customer calls within a specified time period, with an acceptable abandonment rate.

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

CLIENTS  AND  CONTRACTS

Substantially all of the Company's 900,000 members at December 31, 1999, participate through over 5,000 group plans paid for by governmental and private sector employers, multiple-employer trusts and educational institutions or, to a lesser extent, through individual plans. Significant clients served in 1999 by the Company include the City of Dallas, City of Los Angeles, Southern California Edison, County of Los Angeles, Dallas Independent School District, several contracts with Boeing Corporation, Southern California Gas Company, and the Joint Council #42 Welfare Trust. In the opinion of management, the loss of any single client would not have a material adverse effect on the Company's financial condition or results of operations.

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

ACQUISITIONS

In 1996, the Company completed the acquisition of First American Dental Benefits, Inc. ("First American"), a privately held managed dental care company based in Dallas, Texas, for total consideration of approximately $23.6 million. The purchase price included $20 million paid at closing and an aggregate of $3.6 million paid over three years pursuant to non-competition agreements with the former owners of First American. First American had approximately $10 million of annual revenue at the time of the acquisition. The acquisition of First American was recorded using the purchase method of accounting, and its results of operations are included in the Company's financial statements beginning on the date of acquisition. First American was merged with the Company's Texas subsidiary effective in August 1999.

In May 1997 the Company completed the acquisition of Advantage Dental HealthPlans ("Advantage"), a privately held managed dental care company based in Fort Lauderdale, Florida, for total consideration of approximately $10.0 million. The purchase price included $8.5 million paid at closing in the form of a note payable to the seller and an aggregate of $1.5 million paid over two years pursuant to a non-competition agreement with the former owner of Advantage. Advantage had approximately $7 million of annual revenue at the time of the acquisition. The acquisition of Advantage was recorded using the purchase method of accounting, and its results of operations are included in the Company's financial statements beginning on the date of acquisition.

In August 1997 the Company completed the acquisition of Consumers Life Insurance Company of North Carolina ("Consumers"), a privately held dental insurance company with licenses in sixteen states, for total consideration of approximately $3.2 million. Consumers had no significant business at the time of the acquisition, but it was licensed in several states in which the Company was not previously licensed to offer indemnity dental plans. The acquisition was recorded based on the purchase method of accounting, and accordingly, the results of operations of Consumers are included in the accompanying financial statements beginning on the date of the acquisition.

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


The Company markets its dental benefit plans through a network of independent insurance agents and brokers and an employee sales force. This distribution system is designed to reach group purchasers of all sizes in an efficient and cost effective manner. The Company believes that its marketing strategy provides it with a competitive advantage by enabling it to market to a wider range of potential groups more effectively than companies relying upon a single distribution system. The Company's sales force targets employers and groups, which are more likely to contribute towards the cost of dental benefits for their employees. In marketing to such groups, the Company's sales force focuses on selling both the Dental HMO plan and an indemnity/PPO product. The Company pays its sales force through a combination of salary and incentive compensation based upon the number of members enrolled for new groups.

The Company's independent insurance agent and broker network focuses on offering Dental HMO and indemnity/PPO products to medium and smaller sized employers which may or may not contribute towards or offer dental benefit plans to their employees. The Company believes that there are significant opportunities for the Company to expand Dental HMO and indemnity coverage to medium and smaller sized employers by expanding its network of independent brokers who can effectively sell dental benefit programs to the medium and smaller sized market. Brokers and agents typically do not market the Company's dental plans on an exclusive basis. Brokers and agents generally receive a flat percentage of premium collected as commission for the initial sale and for each renewal thereafter. Brokerage commissions paid by the Company were 7.0 percent and 6.3 percent of premium revenues for 1999 and 1998, respectively.

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

Smaller group employers find especially attractive the Company's ability to offer one-stop shopping with its multi-choice dental package of indemnity dental insurance and dental HMO plans, and its vision plans. The Company also maintains a relationship with several Health Maintenance Organizations ("HMOs") to provide dual choice indemnity and Dental HMO plans to segments of members enrolled in the HMO.

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

SafeHealth's client base includes small employer groups as well as governmental agencies and political subdivisions. At the end of 1999, the number of insured members covered by SafeHealth stood at 97,000. SafeHealth anticipates increasing production of its multiple choice dental programs in other states in which it is admitted to do business. SafeHealth is also offering group term life insurance, the volume of which is currently insignificant.

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

The Company also offers PPO Network Lease Services which offer the network as a stand alone option for a per-member per-month fee. The Network Lease Service is intended to be an option that is marketed to Health and Welfare Trusts, Third-Party Administrators and Self-funded Employer Groups, again promoting the cost containment features of the negotiated discounts. The Company assumes no risk for clients that lease the PPO Network. At December 31, 1999, SafeHealth had contracted with approximately 9,000 participating general and specialty dentists in the markets in which it operates. The overall geographical distribution of the dental network was developed to allow members easy access to network dentists to take advantage of negotiated discounts. All participating dentists have passed a strict qualification process and undergo annual quality assessment reviews as part of ongoing compliance with network participation. The Company continues to actively recruit dentists for its PPO plan, and intends to increase the size of its PPO panel in the future.

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

GEOGRAPHIC  EXPANSION

The Company's strategy regarding geographic expansion is presently undergoing a strategic review to identify and capitalize upon opportunities that may exist in states in which the Company is not presently operating. In the past, the Company's strategy generally has been to enter new states only after obtaining a major contract, either by expanding the geographic scope of service to existing clients, by entering into contracts with new clients, or by establishing marketing agreements with other organizations. Geographic expansion is also expected to be accomplished through acquisition of other Dental HMO or indemnity insurance organizations. While the Company generally prefers not to expand into new states until an adequate base of client business exists to help defray the start-up costs of operations in those new states, the Company is currently reviewing its strategic opportunities to provide Dental HMO and dental indemnity benefits in other states and markets in which the Company does not presently operate. A number of opportunities exist through strategic affiliations which the Company may pursue in the future.

Once a decision to expand has been made, the Company usually establishes a local office to provide sales, marketing and provider services support in the local market. Basic administrative services are provided by the Company at its regional offices. By using strategically located local offices and regional support offices, the Company has better controlled administrative expenses associated with new plan start-ups, and can more efficiently and effectively service a greater number of members in each market.

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

TRADEMARKS,  SERVICEMARKS  AND  TRADENAMES

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

o SafeHealth Life used with a descriptive logo depicting a modified smile used by the Company to describe its indemnity insurance and PPO products; and

o American Dental Corporation adjacent to a flag of the State of Texas used in connection with its Dental HMO plans, the use of which ended in 1999.

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

EMPLOYEES

At March 31, 2000, the Company had approximately 200 employees, of which approximately 38 are office and clerical employees represented by a labor union. The Company considers its relations with its employees to be good. The Company provides typical employee benefits, including a portion of the cost of health insurance, dental insurance, life insurance, and the opportunity to take advantage of a 401(k) plan and a flexible spending account under Section 125 of the Internal Revenue Code. Employees are eligible to participate in the 401(k) plan upon completion of six months of service with the Company. Under the 401(k) plan, an employee is allowed to contribute up to 20 percent of his or her gross compensation each pay period to the plan. The Company may, at its option, make an employer contribution to the plan, which would be allocated among the employees in the plan in proportion to the contribution made by each employee. The Company made no contributions to the 401(k) plan during the three years ended December 31, 1999. Employees are fully vested in their contributions to the 401(k) plan at all times.

RISK  FACTORS

The Company's business and competitive environment involve numerous factors that expose it to risk and uncertainty. Some risks relate to the managed dental care industry in general and other risks relate to the Company specifically. As a result of the risks and uncertainties described below, as well as other risks described elsewhere in this report, there is no assurance that the Company will be able to maintain its current market position or to return its operations to profitability. Some of the risk factors described below have adversely affected the Company's operating results in the past, and all of these risk factors could affect its future operating results.

Waivers and/or Maturity Date Extensions from Lenders. As of December 31, 1999, the Company was not in compliance with certain financial covenants contained in the credit agreements related to its revolving line of credit and its senior notes payable. As a result, the entire outstanding balance under these credit agreements, which was $39.5 million at December 31, 1999, is due and payable upon demand by the lenders. Pursuant to a transaction completed on March 1, 2000 (the "Transaction"), these lenders agreed not to demand or accept any payment under the credit agreements, and not to take any enforcement actions of any kind under the agreements until April 30, 2001. However, in the event the conversions contemplated in the Transaction (see below for more discussion) are not completed, the outstanding debt would still be due and payable on April 30, 2001. In this event, there can be no assurance that the Company will be able to refinance this outstanding debt or to obtain waivers or extensions of the maturity date from the lenders, in which case the Company's financial position would be adversely affected to a significant degree. See "RECENT DEVELOPMENTS."

Regulatory Approval for Debt Conversions. On March 1, 2000, the Company entered into an agreement with both of its lenders and an investor group, under which the investor group loaned $8 million to the Company. Under this agreement, the investor group and the existing lenders agreed to convert the $8 million loan, the outstanding balance of $7.0 million under the bank line of credit, and the outstanding balance of $32.5 million under the senior notes to convertible preferred stock, subject to regulatory approval. Although the Company believes it is likely that these conversions will be approved by the applicable regulators, there can be no assurance that regulatory approval for these conversions will be obtained.

Recent Operating Losses. The Company incurred significant operating losses during 1999 and 1998. The Company's ability to meet its financial obligations and to continue its business depends upon a return of its operations to profitability. Management's plans to continue as a going concern and to return the Company to profitability include plans to increase premium rates, reduce certain types of provider payments, reduce the number of its employees by consolidating operations in one location, reduce the amount of office space used, and reduce various other selling, general and administrative expenses. Management's plans also include enhanced programs for customer retention, increasing the efficiency of its provider network and streamlining operations with a focus toward strengthening customer service. There can be no assurance that management will be successful in implementing these plans.

Shareholder Litigation. In December 1999, a shareholder lawsuit against the Company was filed, which alleges that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. The Company has directors and officers liability insurance and intends to vigorously defend this litigation. In the opinion of the Company's management, the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

Government Regulation. The dental care industry is subject to extensive federal, state and local laws, rules and regulations. Each of the Company's operating subsidiaries is subject to various requirements imposed by state laws and regulations related to the operation of a managed dental care plan or a dental insurance company, including the maintenance of a minimum amount of tangible net worth by certain subsidiaries. There can be no assurance that the Company will be able to continue to meet all these regulatory requirements. In addition, dental care practice standards and related federal and state regulations could change in the future.

Ability to Sell Dental and Orthodontic Practices and/or Promissory Notes. General Dental Practices. On October 21, 1996, the Company implemented a strategic plan to sell all of the general dental practices owned by the Company. The assets sold consisted primarily of accounts receivable, supply inventories, equipment and leasehold improvements. Through June 1997, the Company sold fifteen general dental practices to purchasers in exchange for consideration consisting of $9.5 million of long-term promissory notes. In September 1997, the Company sold the remaining practices to Pacific Coast Dental, Inc., Associated Dental Services, Inc., and affiliated dentists (the "Purchasers" or "PCD") in exchange for consideration consisting of $8.0 million of long-term promissory notes.

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

Orthodontic Practices. On February 26, 1998, the Company announced the discontinuance of its orthodontic practices. The assets of the orthodontic practices consisted primarily of accounts receivable, supply inventory and dental equipment. These assets were sold on April 1, 1998, pursuant to the terms of the definitive Master Asset Purchase Agreement (the "Agreement") dated and effective as of April 1, 1998, by and among the Company and PCD. The orthodontic practices were sold for $15 million, represented by an 8 1/2% 30-year promissory note and secured by all current and future assets of PCD, including those assets transferred under the Agreement. Among other provisions, the Agreement includes a long-term commitment by PCD to continue to provide orthodontic services to members of the Company's dental HMO plans.

During 1997 and 1998, the entities that purchased four other general dental practices from the Company conveyed those practices to the Purchaser in exchange for the assumption of the related promissory notes payable to the Company. At the time of the conveyances of these practices to the Purchaser, the related promissory notes had an aggregate outstanding principal balance of $1.9 million. In connection with the sale of the general dental and orthodontic practices to PCD, the Company committed to lend PCD certain amounts for working capital. As of December 31, 1997 and 1998 the working capital loans to PCD amounted to $.8 million and $1.6 million, respectively, and the Company has no further obligation to provide additional working capital loans.

During 1999, the Company reached an oral agreement with PCD and another third party (the "New Purchaser"), under which all the promissory notes issued to the Company by PCD (the "Notes") would be liquidated. Under this agreement, PCD would convey the dental and orthodontic practices that comprise the collateral for the Notes to the New Purchaser, in exchange for proceeds that would be paid to the Company in satisfaction of the Notes. Based on this agreement, the Company recorded a $6.5 million charge to earnings during the nine months ended September 30, 1999, to reduce the carrying value of the net assets of the related dental and orthodontic practices to their estimated net realizable value. During March 2000, the Company entered into a definitive agreement with respect to this transaction, which is currently pending regulatory approval.

The failure of the Company to successfully complete the sale of these practices and the liquidation of the related promissory notes from PCD could have a material adverse affect on the financial position of the Company.

Contingent Liabilities. The Company is contingently liable for certain lease obligations related to the dental and orthodontic practices sold by the Company during 1996, 1997 and 1998. In addition, the Company is contingently liable for certain obligations to complete the orthodontic treatment of patients of the orthodontic practices sold by the Company. There can be no assurance that the Company will not make payment under these contingent obligations in the future.

Risk of Acquisitions. The Company has completed two acquisitions of managed dental care companies during the past few years. The Company recently integrated the operations of these businesses with its existing business. There can be no assurance that the integration of these operations into the Company will be successful. In addition, successful completion of this integration could still require significant amounts of management's time. A failure to successfully complete this integration could have a material adverse effect on the Company's financial results.

Possible Volatility of Stock Price. The Company's stock price is subject to fluctuations. Stock price volatility can be caused by actual or anticipated variations in operating results, announcements of new developments, actions of competitors, developments in relationships with clients, and other events or factors. Even a modest shortfall in the Company's operating results, compared to the expectations of the investment community, can cause a significant decline in the Company's stock price. The delisting of the Company's common stock from the NASDAQ National Market, which occurred in September 1999, can also have a negative impact on the Company's stock price, its trading volatility, and the ability of stockholders to sell their shares of the Company's common stock. Broad stock market fluctuations, which may be unrelated to the Company's operating performance, could also have a negative effect on the Company's stock price.

Competitive Market. The Company operates in a highly competitive industry. Its ability to achieve profitability is affected by significant competition for employer groups and for dental providers. There can be no assurance that the Company will be able to compete successfully enough to achieve and maintain profitability. Existing or new competitors could have a negative impact on the Company's revenues, earnings and growth prospects. The Company expects the level of competition to remain high.

Ability to Increase Revenue. The Company has increased its revenue in recent years, except for 1999, primarily through acquisitions, increases in the volume of its indemnity dental business, and the addition of vision coverage. Although the Company intends to expand its business in the future, there can be no assurance that the Company will be able to maintain its current level of revenue or to increase it in the future. The ability of the Company to expand its business will depend on a number of factors, including existing and emerging competition and its ability to maintain effective control over dental care costs, secure cost-effective contracts with dental providers, introduce new technologies, and obtain sufficient working capital to support its growth.

Levels of Utilization and Dental Care Services. The Company's indemnity dental plans are underwritten by a subsidiary that is a licensed insurance company. These plans subject the Company to underwriting risks associated with changes in the utilization of dental services by the insured subscribers. If the Company does not accurately assess these underwriting risks, the premium rates charged to its clients may not be sufficient to cover its dental care costs. This could have a material adverse effect on the Company's operating results.

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

Effect of Adverse Economic Conditions. The Company's business could be negatively affected by periods of general economic slowdown or recession which, among other things, may be accompanied by layoffs by client organizations, which could reduce the number of members enrolled and increase the pricing pressure from clients and competitors.

Relationships with Dental Providers. The Company's success is dependent on having a competitive network of quality dentists in each of the Company's geographic markets. Generally, the Company and the network dentists enter into non-exclusive contracts that may be terminated by either party with limited notice. The Company's operating results could be negatively affected if it is unable to establish and maintain contracts with an adequate number of quality dentists in any market in which it operates. See "BUSINESS-PROVIDER RELATIONS."

Dependence on Key Personnel. The Company believes that its success is largely dependent upon the abilities and experience of its senior management team. The loss of the services of one or more of its senior executives could negatively affect the Company's operating results.

KEY DEVELOPMENTS

On May 28, 1999, the Company restructured the credit agreement related to $32.5 million of outstanding debt under its unsecured senior notes. The senior notes, which have a final maturity date of September 30, 2005, (the "Notes") were modified to provide for an increase in the interest rate from 7.91% to 9.91% effective on April 28, 1999. The interest rate decreased to 8.91% in June 1999, due to the execution of a definitive agreement with an investor group regarding a planned investment in the company (see more discussion of this below). Under the restructured agreement, the interest rate would decrease to 7.91% upon the occurrence of certain other events, which have not yet occurred. In connection with the restructuring, the Company issued warrants to acquire 382,000 shares of the Company's common stock to the holder of the Notes. The warrants are exercisable any time between January 1, 2000, and December 31, 2003, at a price of $4.51 per share. The warrants were cancelled in connection with the transaction completed on March 1, 2000, as discussed below.

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

During 1999, the Company recorded a charge to earnings to establish a valuation allowance against its deferred tax assets. The amount of the allowance is equal to the total amount of its net deferred tax assets, which was $17.3 million at December 31, 1999. The Company's deferred tax assets have been fully reserved due to uncertainty about whether they will be realized in the future, primarily due to operating losses incurred by the Company in 1998 and 1999 and the existence of significant unused loss carryforwards.

During 1999, the Company reached an oral agreement with PCD and another third party (the "New Purchaser"), under which the promissory notes issued to the Company by PCD (the "Notes") would be liquidated. Under this agreement, PCD would convey the dental practices that comprise the collateral for the Notes to the New Purchaser, in exchange for proceeds that would be paid to the Company in satisfaction of the Notes. Based on this oral agreement with PCD and the New Purchaser, and other factors, the Company has determined that the value of the related discontinued net assets has been impaired. Accordingly, the Company recorded a loss of $6.5 million during the nine months ended September 30, 1999, which is included in loss from operations of discontinued operations, to reduce the carrying value of the assets being transferred to their estimated realizable value. During March 2000, the Company entered into a definitive agreement with respect to this transaction, which is currently pending regulatory approval.

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

The Company determined that as of December 31, 1999, the net worth of one of its subsidiaries, SafeHealth Life Insurance Company, was below the required regulatory minimum capital and surplus by approximately $4.5 million. A significant portion of the proceeds from the Company's new loan entered into on March 1, 2000, described above, was used to resolve this regulatory net worth deficiency.

ITEM  2.  PROPERTIES
--------------------

During 1997, the Company entered into an agreement to lease office space consisting of approximately 68,000 square feet in Aliso Viejo, California. The Company moved its corporate headquarters and executive offices from its previous location in Anaheim, California to Aliso Viejo, California during the third quarter of 1998. The Company previously owned a 60,000 square foot building in Anaheim, California, which it previously utilized as its corporate headquarters and executive offices. The Company sold this building during the second quarter of 1999. In addition, the Company leases offices in Phoenix, Arizona; Walnut Creek, California; Denver, Colorado; Fort Lauderdale, Florida; St. Louis, Missouri; and Austin, Dallas, and Houston, Texas. The Company leased all of the office space used by its previously owned dental practices, which leases have been assigned to the entities who purchased the dental practices, but for which the Company remains secondarily liable. Those leases expire on dates ranging through July 2005. In the opinion of management, the Company's facilities are adequate for its current needs.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

(A)  MARKET  INFORMATION

The Company's common stock is traded on the National Quotation Bureau under the symbol SFGD. The following table sets forth the high and low sale prices of the Company's common stock each fiscal quarter, as reported by NASDAQ. The prices shown represent inter-dealer prices, without retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.


                                  HIGH    LOW
                                 ------  ------
Year ended December 31, 2000:
  First Quarter.. . . . . . . .  $  3.50  $0.41

  Year ended December 31, 1999:
  First Quarter.. . . . . . . .  $  4.63  $2.50
  Second Quarter. . . . . . . .     5.09   2.53
  Third Quarter.. . . . . . . .     5.25   3.13
  Fourth Quarter. . . . . . . .     4.00   0.38

  Year ended December 31, 1998
  First Quarter.. . . . . . . .  $ 13.50  $8.25
  Second Quarter. . . . . . . .     9.38   6.00
  Third Quarter.. . . . . . . .     7.19   3.69
  Fourth Quarter. . . . . . . .     5.50   3.31


(B)  HOLDERS

As of March 31, 2000, there were approximately 1,000 holders of the Company's common stock, including 371 holders of record.

(C)  DIVIDENDS

No cash dividends have been paid on the Company's common stock, and it is expected that there will be no cash dividends paid during the foreseeable future. The Company has agreed to pay no cash dividends as long as there is an outstanding balance under the revolving line of credit or the senior notes payable.

STOCKHOLDER  RIGHTS  PLAN

In March 1996, the board of directors of the Company declared a dividend of one right to purchase a fraction of a share of its Series A Junior Participating Preferred Stock, having rights, preferences, privileges and restrictions as designated, and under certain circumstances, other securities, for each outstanding share of the Company's common stock. The dividend was distributed to stockholders of record at the close of business on April 12, 1996. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 22, 1996, between the Company and American Stock Transfer and Trust Company, as Rights Agent, as amended.

ITEM  6.  SELECTED  FINANCIAL  DATA
-----------------------------------

The selected financial data in the following table has been derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with such financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                 YEARS  ENDED  DECEMBER  31,
                                                    -------------------------------------------------
STATEMENT OF OPERATIONS DATA (IN THOUSANDS):          1999       1998       1997      1996     1995
                                                    ---------  ---------  --------  --------  -------
  Premium revenue                                   $ 96,225   $ 97,449   $95,350   $72,709   $60,736

  Health care services expense                        67,559     66,020    65,702    54,534    45,285
  Selling, general and administrative expense         37,041     36,259    25,103    16,292    13,451
  Loss on impairment of assets (1)                    24,576      2,397        --        --        --
                                                    ---------  ---------  --------  --------  -------
  Operating income (loss)                            (32,951)    (7,227)    4,545     1,883     2,000
  Investment and other income                          2,067        624     1,316       984     1,286
  Interest expense                                    (5,855)    (4,311)   (2,871)     (485)       --
                                                    ---------  ---------  --------  --------  -------
  Income (loss) before income taxes and
  discontinued operations                            (36,739)   (10,914)    2,990     2,382     3,286
  Income tax expense (benefit) (2)                    10,934     (3,406)    1,371       980     1,251
                                                    ---------  ---------  --------  --------  -------
  Income (loss) before discontinued operations       (47,673)    (7,508)    1,619     1,402     2,035
  Income (loss) from discontinued operations
  to be disposed of, net of income tax (3)            (4,363)    (2,430)   (7,408)     (852)      353
  Income (loss) on disposal of orthodontic and
  dental practices, net of income tax                     --         --       296     1,678        --
  Cumulative effect of change in accounting
  principle, net of income tax                            --         --        --       824        --
                                                    ---------  ---------  --------  --------  -------
  Income (loss) from discontinued operations, net     (4,363)    (2,430)   (7,112)    1,650       353
                                                    ---------  ---------  --------  --------  -------
  Net income (loss)                                 $(52,036)  $ (9,938)  $(5,493)  $ 3,052   $ 2,388
                                                    =========  =========  ========  ========  =======

  Basic earnings (loss) per share:
  Income (loss) from continuing operations          $ (10.04)  $  (1.58)  $  0.34   $  0.30   $  0.45
  Income (loss) from discontinued operations           (0.92)     (0.51)    (1.50)     0.17      0.08
  Cumulative effect of change in accounting
    Principle                                             --         --        --      0.17        --
                                                    ---------  ---------  --------  --------  -------

  Earnings (loss) per basic share                   $ (10.96)  $  (2.09)  $ (1.16)  $  0.65   $  0.53
                                                    =========  =========  ========  ========  =======

  Weighted average basic shares outstanding            4,747      4,747     4,723     4,711     4,523

  Diluted earnings (loss) per share:
  Income (loss) from continuing operations          $ (10.04)  $  (1.58)  $  0.33   $  0.28   $  0.43
  Income (loss) from discontinued operations           (0.92)     (0.51)    (1.45)     0.17      0.08
  Cumulative effect of change in accounting
    Principle                                             --         --        --      0.17        --
                                                    ---------  ---------  --------  --------  -------

  Earnings (loss) per diluted share                 $ (10.96)  $  (2.09)  $ (1.12)  $  0.62   $  0.51
                                                    =========  =========  ========  ========  =======

  Weighted average diluted shares outstanding          4,747      4,747     4,899     4,940     4,725

  BALANCE SHEET DATA (IN THOUSANDS):
  Cash and short-term investments                   $  5,000   $  3,370   $12,906   $ 9,807   $14,746
  Current assets                                       9,099     11,847    25,800    27,622    23,576
  Total assets                                        28,577     77,956    84,085    68,116    38,343
  Current liabilities                                 17,129     24,521    20,193    11,633     5,941
  Long-term debt                                      39,545     32,500    33,894    19,086        --
  Stockholders' equity (deficit)                     (31,614)    19,766    29,615    35,200    31,929

(1)     The  1999  amount  represents a reduction in the carrying value of intangible assets to their estimated  realizable  value. The 1998 amount represents a reduction in the carrying value of certain notes receivable and real estate to their estimated realizable values. See Note 6 to the accompanying financial  statements  for  more  information.
(2)     The  1999  amount  primarily  represents  a charge to establish a valuation allowance against deferred  tax  assets.  See  Note  9  to  the  accompanying  financial  statements  for  more information.
(3)     These amounts represent operating losses related to discontinued operations prior to the date they  were  sold,  subsequent expenses related to those operations, and subsequent reductions in the carrying  value of  assets  related to the sale of discontinued operations. See Note 3 to the accompanying  financial  statements  for  more  information.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

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

SUMMARY  OF  RESULTS  OF  OPERATIONS

The following table shows the Company's results of operations as a percentage of revenue, and is used in the year-to-year comparisons discussed below.

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                 1999     1998     1997
                                                                -------  -------  ------
Premium revenue                                                  100.0%   100.0%  100.0%

Health care services expense                                      70.2     67.7    68.9
Selling, general and administrative expense                       38.5     37.2    26.3
Loss on impairment of assets                                      25.5      2.5      --
                                                                -------  -------  ------

Operating income (loss)                                          (34.2)    (7.4)    4.8

Investment and other income                                        2.1      0.6     1.4
Interest expense                                                  (6.1)    (4.4)   (3.0)
                                                                -------  -------  ------

Income (loss) before income taxes and discontinued operations    (38.2)   (11.2)    3.2
Income tax expense (benefit)                                      11.4     (3.5)    1.4
                                                                -------  -------  ------

Income (loss) before discontinued operations                     (49.6)    (7.7)    1.8
Loss from discontinued operations                                 (4.5)    (2.5)   (7.0)
                                                                -------  -------  ------

Net loss                                                       (54.1)%  (10.2)%  (5.2)%
                                                                =======  =======  ======


1999  COMPARED  TO  1998

Premium revenue decreased by $1.2 million, or 1.3%, from $97.4 million in 1998 to $96.2 million in 1999. The average membership for which the Company provided dental coverage decreased by approximately 60,000 members, or 6.4%, from 943,000 members during 1998 to 883,000 during 1999. Premium revenue decreased by only 1.3% even though average membership decreased by 6.4%. This was primarily due to a shift in the product mix toward indemnity plans, which have higher premium rates than managed care plans, increases in premium rates, and a shift in the product mix toward managed care plans with higher benefit levels and higher premium rates.

Health care services expense increased by $1.6 million, or 2.3%, from $66.0 million in 1998 to $67.6 million in 1999. Health care services expense as a percentage of premium revenue (the "loss ratio") increased from 67.7% in 1998 to 70.2% in 1999. This increase is primarily due to an increase in the loss ratio for the managed care plans, which is due to an increase in specialist referral claims and an increase in supplemental payments to capitated providers, both as a percentage of managed care premium revenue. The increase in specialist referral claims is primarily due to a shift in the managed care product mix toward richer benefit plans that include coverage of more specialist services. The increase in supplemental payments is due to the fact that the richer benefit plans also cover more services for which general dentists receive supplemental payments from the Company, in addition to the monthly capitation payments.

Selling, general and administrative ("SG&A") expenses increased by $782,000, or 2.2%, from $36.3 million in 1998 to $37.0 million in 1999. SG&A expenses as a percentage of premium revenue increased from 37.2% in 1998 to 38.5% in 1999. This increase is primarily due to increased expenses related to the Company's new corporate offices, which were first occupied during the third quarter of 1998 (see Note 6 to the consolidated financial statements).

Loss on impairment of assets increased from $2.4 million in 1998 to $24.6 million in 1999. The loss on impairment in 1999 is primarily due to a reduction in the carrying value of the goodwill and non-compete covenants related to the acquisition of First American Dental Benefits, Inc. in 1996, and the acquisition of Advantage Dental HealthPlans in 1997. The amount of the impairment loss was determined in accordance with Accounting Principles Board Opinion No. 17, as discussed in Note 6 to the accompanying consolidated financial statements.

Investment and other income increased by $1.4 million, or 231.3%, from $624,000 in 1998 to $2.1 million in 1999. This increase was primarily due to net realized gains on the sale of investments of $1.2 million in 1999, compared to net realized losses of $618,000 in 1998.

Interest expense increased by $1.6 million, or 35.8%, from $4.3 million in 1998 to $5.9 million in 1999. This increase was primarily due to expenses incurred in connection with restructuring the credit agreements related to the senior notes payable and the revolving line of credit in May 1999. Those expenses consisted of $1.0 million of consulting and legal fees and the issuance of stock warrants with an estimated value of $320,000 to the holder of the senior notes payable.

The loss before income taxes and discontinued operations increased from $10.9 million, or 11.2% of premium revenue, in 1998, to $36.7 million, or 38.2% of premium revenue, in 1999. This increase in the loss was primarily due to the $24.6 million loss on impairment of assets, and an increase in the loss ratio from 67.7% in 1998 to 70.2% in 1999. These factors were partially offset by an increase in investment and other income from $624,000 in 1998 to $2.1 million in 1999.

Income tax expense was $10.9 million in 1999, compared to an income tax benefit of $3.4 million in 1998. The income tax expense in 1999 primarily represents a charge to earnings to establish a deferred tax asset valuation allowance that is equal to the entire balance of the Company's net deferred tax assets. This valuation allowance was established due to uncertainty about whether the deferred tax assets will be realized in the future, primarily due to operating losses incurred by the Company in 1999 and 1998 and the existence of significant net operating loss carry-forwards. See Note 9 to the consolidated financial statements for more information.

The loss from discontinued operations to be disposed of increased from $2.4 million in 1998 to $4.4 million in 1999. The loss in 1999 is due to a $6.5 million reduction (before income tax effect of $2.1 million) in the carrying value of the net assets related to certain discontinued operations, which are reflected under the caption "Assets of discontinued operations transferred under contractual arrangements" on the consolidated balance sheet. During the second quarter of 1999, the Company recorded a $6.5 million charge to earnings to reduce the carrying value of these assets to their estimated realizable value.

1998  COMPARED  TO  1997

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

Loss on impairment of assets in the amount of $2,397 for the twelve months ended December 31, 1998 primarily represents a reduction in the carrying value of certain promissory notes related to the sale of discontinued operations, and a charge to reduce the book value of the old corporate head quarters building to estimated net realizable value.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash used by operating activities was $492,000 during 1999, compared to $1.7 million during 1998. Although the net loss increased from $9.9 million in 1998 to $52.0 million in 1999, substantially all of the increase was due to non-cash expenses. Net cash provided by investing activities was $1.9 million during 1999, compared to $3.0 million during 1998. The Company sold certain long-term assets in both 1999 and 1998, as shown on the accompanying statements of cash flows, to meet it cash requirements in both years. Net cash used in financing activities was $2.6 million during 1999, compared to $1.8 million during 1998. The cash used in financing activities consisted primarily of debt payments in both years.

The Company's total short-term and long-term debt decreased from $42.4 million at December 31, 1998, to $39.8 million at December 31, 1999, due to payments of $2.6 million during 1999. The payments included $1.6 million paid to the former owners of acquired businesses in connection with non-competition agreements, and a $1.0 million reduction in the balance outstanding under the revolving line of credit. Outstanding debt at December 31, 1999 consists of $32.5 million of senior notes payable, an outstanding balance of $7.0 million under a revolving line of credit, and a $255,000 note payable to the former owner of an acquired business in connection with a non-competition agreement.

In September 1997 the Company issued $32.5 million of unsecured senior notes payable. The senior notes are payable in annual installments of $6.5 million on each September 30, beginning in 2001, with a final maturity date of September 30, 2005. The interest rate on the notes was fixed at 8.91% at December 31, 1999.

In January 1998 the Company entered into an $8 million revolving line of credit facility with a bank, under which $7.0 million was outstanding at December 31, 1999. The outstanding balance under the credit facility was payable in full on January 29, 2000. The interest rate on the facility as of December 31, 1999, was equal to the bank's prime rate plus 3.0 % (11.0% at December 31, 1999). The loan is secured by all assets of the Company, including accounts receivable, property and equipment, intangible assets, and a negative pledge on the stock of all the Company's subsidiaries.

In May 1999 the Company executed restructured credit agreements with respect to both the senior notes payable and the revolving line of credit facility. The restructured agreements provide for changes in interest rates and modifications to the financial covenants and reporting requirements, as well as required principal repayments. In connection with the execution of the restructured agreements, the Company obtained waivers for all prior and existing defaults and events of default under the previous credit agreements through May 28, 1999. In connection with the restructured agreements, the Company issued warrants to purchase 382,000 shares of common stock for $4.51 per share to the holder of the senior notes payable. The warrants are exercisable at any time from January 1, 2000 to December 31, 2003. Those warrants were cancelled in March 2000 in connection with the transaction described below.

In connection with the restructured agreements related to both the senior notes payable and the revolving line of credit facility, the Company is subject to various loan covenant requirements. The Company was not in compliance with those requirements as of December 31, 1999. However, the outstanding balances under the senior notes payable and the revolving line of credit facility are classified as long-term on the accompanying consolidated balance sheet, due to the transaction completed on March 1, 2000, as discussed below. The Company expects that all of its outstanding debt under the senior notes payable and the revolving credit line will be converted to convertible preferred stock in 2000, pursuant to the transaction described below.

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

As of December 31, 1999, the net worth of one of the Company's subsidiaries, SafeHealth, was approximately $4.5 million below the minimum capital and surplus required by the applicable state laws and regulations. Of the proceeds of the $8.0 million borrowing on March 1, 2000, as discussed above, $5.0 million was invested in SafeHealth to increase its net worth above the minimum amount of capital and surplus required.

As of December 31, 1999, the Company's current liabilities exceeded its current assets by $9.0 million. The Company believes this negative working capital position is mitigated by the $8.0 million proceeds of a long-term borrowing completed on March 1, 2000, as discussed above. The Company also intends to sell certain long-term assets during the next several months, although there can be no assurance that it will be successful in doing so. Management's plans to continue the Company's operations as a going concern and to return the Company to profitability include plans to increase premium rates, reduce certain types of non-standard provider payments, reduce the number of its employees by consolidating certain administrative functions in one location, reduce the amount of office space used, and reduce various other selling, general and administrative expenses. However, there can be no assurance that the Company's actual results for future periods will meet current expectations. Based on these factors and other relevant considerations, the Company's current expectation is that it has an adequate amount of cash to operate its business for the foreseeable future. Also, the Company believes it will be able to obtain additional financing, if necessary, to support operations.

There can be no assurance that the Company will remain in compliance with applicable regulatory financial requirements in the future, or that there will be no other unforeseen events that could have a material adverse impact on the Company's financial position and the adequacy of its cash balances. The Company does not expect to have the financial resources to grow its business through acquisition for the foreseeable future.

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

IMPACT  OF  INFLATION

The Company's operations are potentially impacted by inflation, which can affect premium rates, health care services expense, and selling, general and administrative expenses. The Company expects that its earnings will be positively impacted by inflation in premium rates, because premium rates for dental benefit plans in general have been increasing due to inflation in recent years. The Company expects that its earnings will be negatively impacted by inflation in health care costs, because fees charged by dentists and other dental providers have been increasing due to inflation in recent years. The impact of inflation on the Company's health care expenses is mitigated to some extent by the fact that 45-50% of total health care services expense consists of capitation payments to providers. In addition, most of the Company's selling, general and administrative expenses are impacted by general inflation in the economy.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
---------------------------------------------------------------------------

The Company is not subject to a material amount of risk related to changes in interest rates or foreign currency exchange rates.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
---------------------------------------------------------

The Consolidated Financial Statements and the related Notes and Schedules thereto filed as part of this 1999 Annual Report on Form 10-K are listed on the accompanying Index to Financial Statements on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------------------
AND  FINANCIAL  DISCLOSURE
--------------------------

During the two most recent fiscal years, there have been no changes in the Company's independent auditors or disagreements with such auditors on accounting principles or financial statement disclosures.

PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
-------------------------------------------------------------------

The  current  directors  and  executive  officers of the Company are as follows:


           Name              Age                        Position
---------------------------  ----  --------------------------------------------------------------
  James E. Buncher             63  Chief Executive Officer, President and Director
  Ronald I. Brendzel, J.D.     50  Senior Vice President, General Counsel, Secretary and Director
  Carlos Ferrera               36  Vice President - Operations
  Dennis L. Gates, C.P.A.      44  Senior Vice President, Chief Financial Officer and Director
  Herb J. Kaufman, D.D.S.      48  Senior Vice President and Chief Dental Officer
  Kenneth E. Keating           36  Vice President - Sales and Marketing
  Barbara Lucci                40  Vice President - Corporate Services
  Julie Vega                   47  Vice President - Provider Relations
  Steven J. Baileys, D.D.S.    46  Chairman of the Board of Directors
  Jack R. Anderson             75  Director (1)
  Leslie B. Daniels            53  Director (1)

(1)  Member  of  Compensation  and  Stock  Option  Committee,  and  Audit  Committee.

Three of the six directors of the Company became directors on March 1, 2000, in connection with the transaction that occurred on March 1, 2000 (see Recent Developments for more discussion of this transaction). One board position is currently vacant and the person to be appointed to that position will be the designee of the Senior Note Holder and the Bank, pursuant to the March 1, 2000 transaction. Officers of the Company are elected annually and serve at the pleasure of the board of directors, subject to all rights, if any, under certain contracts of employment.

Mr. Buncher has been President and Chief Executive Officer of the Company, and a director of the Company, since March 2000. Prior to that, he has been a private investor since September 1997. Mr. Buncher was also President and Chief Executive Officer of Community Dental Services, Inc., a corporation operating dental practices in California, from October 1997 until July 1998. Mr. Buncher was President of Health Plans Group of Value Health, Inc., a national specialty managed care company, from September 1995 to September 1997. He served as Chairman, President and Chief Executive Officer of Community Care Network, Inc., a Value Health subsidiary, from August 1992 to September 1997, when Value Health was acquired by a third party and Mr. Buncher resigned his positions with that company. Mr. Buncher currently serves on the board of directors of Horizon Health Corporation.

Mr. Brendzel has been Senior Vice President, General Counsel, Secretary and a director of the Company since 1989. He was Chief Financial Officer from April 1988 to May 1996, Vice President - Corporate Development from August 1980 until April 1986, and held various executive and administrative positions from 1978 until 1980. Mr. Brendzel is a member of the California State Bar and is licensed to practice law in the state of California. He is also a member of the Knox-Keene Health Care Service Plan Advisory Committee, which assists the California Department of Corporations in regulating managed care health plans. Mr. Brendzel is also a former member of the Texas Health Maintenance Organization Solvency Surveillance Committee, which assists the Texas Department of Insurance in regulating health maintenance organizations. Mr. Brendzel is the brother-in-law of Dr. Baileys.

Mr. Gates has been Senior Vice President and Chief Financial Officer since November 1999, and has been a director of the Company since March 2000. From June 1995 to February 1999, he served as Chief Financial Officer, then
Treasurer, of Sheridan Healthcare, Inc., a physician practice management company. From June 1994 to May 1995, he served as Vice President - Finance of the California Health Plan Division of FHP International, Inc. From November 1988 to June 1994, he served as Vice President - Finance, Secretary and Treasurer of TakeCare, Inc., a health maintenance organization company.

Mr. Ferrera has been Vice President - Operations since February 2000. He served as Vice President - Information Technologies from October 1997 to February 2000. Mr. Ferrara served as Vice President - SafeHealth Life Insurance Operations from October 1995, when he joined the Company, to October 1997. From March 1988 to October 1995, Mr. Ferrera was Director of Provider Relations and Product Consultant for CIGNA Dental Health. Prior to that, he was a Staff Sergeant in the United States Air Force.

Dr. Kaufman has been Senior Vice President and Chief Dental Officer of the Company since January 1997. From January 1995 to January 1997, he was National Dental Director for CIGNA. From January 1996 to January 1997, Dr. Kaufman was Chief Executive Officer of CIGNA Dental Health of Arizona, Inc. Prior to that he was Regional Dental Director for the western region of CIGNA from February 1990 to January 1995. Prior thereto, Dr. Kaufman was CIGNA's Dental Director for the State of Arizona from April 1989 to February 1990. From September 1984 to April 1989, he was Dental Director and Dental Department Chair for CIGNA Healthcare of Arizona, Inc. Dr. Kaufman was in private dental practice from August 1979 to August 1984. Prior thereto, Dr. Kaufman was a general dentist in the United
States Air Force from July 1976 to June 1979. Dr. Kaufman is licensed to practice dentistry in the States of Arizona and California. He is a member of the American Dental Association, Arizona Dental Association, and California Dental Association. He serves on the dental advisory board for Procter and Gamble, Health Services Advisory Group, and on the adjunct faculty at Northern Arizona University.

Mr. Keating has been Vice President - Sales and Marketing since February 2000. He was the Western Regional Vice President of the Company from October 1997 to February 2000. He was Vice President-Imprimis and Guards Office Operations for the Company from October 1995 until October 1997. He was Vice President-SafeHealth Life Operations from August 1995, when he joined the Company, until October 1995. From March 1987 to July 1995, Mr. Keating served in various executive capacities for CIGNA Dental Health, including Director of Sales and Account Services, Director of Network Development and Director of Staff Model Operations.

Ms. Lucci has been Vice President - Corporate Services since February 2000. She served as Director of Corporate Services and Human Resources from January 1996 to February 2000. From March 1994, when she joined the Company, to January 1996, Ms. Lucci was a Broker Specialist and Sales and Marketing Administrator. From February 1988 to March 1994, Ms. Lucci served as Vice President - Franchise Real Estate Administration of Conroy's, Inc. From March 1985 to February 1988, Ms. Lucci was Vice President - Administration and Assistant Operations Officer for Dr. Howard M. Stein Dental Groups.

Ms. Vega has been Vice President - Provider Relations since February 2000. She served the Company as Executive Director of the Los Angeles market from November 1997 to February 2000. Prior to that, she was Director - Orthodontic Programs from October 1995, when she joined the Company, to October 1997. From March 1992 to October 1995, Ms. Vega was a Provider Relations Manager for CIGNA Dental Health.

Dr. Baileys has been Chairman of the Board of Directors since September 1995. He served as President of the Company from 1981 until March 1997 and Chief Executive Officer from May 1995 to February 2000. He was Chief Operating Officer from 1981 to May 1995. From 1975 until 1981, Dr. Baileys served in a variety of executive and administrative capacities with the Company. Dr. Baileys is licensed to practice dentistry in the State of California. He is a member of the Southern California chapter of the Young Presidents' Organization.

Mr. Anderson has been President of Calver Corporation, a health care consulting and investment firm, and a private investor, since 1982. Mr. Anderson currently serves on the board of directors of PacificCare Health Systems, Inc., Horizon Health Corporation and Genesis Health Ventures, Inc.

Mr. Daniels was a founder of CAI Partners, an investment firm, in 1989 and has been a principal of that entity since then. Mr. Daniels has substantial experience investing as a principal in the health care industry. Over the last 20 years, Mr. Daniels has invested in numerous start-up, venture capital and buyout transactions in various sectors across the health care spectrum, including health maintenance organizations, hospitals, nursing homes, cancer treatment centers, psychiatric and substance abuse services, generic drugs, pre-clinical and clinical contract research organizations and pharmacy benefit companies. Mr. Daniels is currently a director of Pharmakinetics Laboratories, Inc. He was a past Chairman of Zenith Laboratories, Inc. and has been a director of Ivax Corp., Comprecare, Inc. and MIM Corp.

ITEM  11.  EXECUTIVE  COMPENSATION
----------------------------------

The following table discloses compensation paid to the Company's Chief Executive Officer as of December 31, 1999, the other four most highly-paid executive officers as of December 31, 1999 who received total compensation in excess of $100,000 during the year ended December 31, 1999, and the current Chief Executive Officer and Chief Financial Officer, who recently joined the Company (the "Named Executive Officers"). The compensation disclosed is for the three years ended December 31, 1999.

                                                                                             LONG-TERM
                                                                                            COMPENSATION
                                                                                               AWARDS
                                                                                              -------
                                                            ANNUAL COMPENSATION       LIFE     STOCK
                                                       ---------------------------  INSURANCE  OPTIONS
            NAME                PRINCIPAL POSITION       YEAR     SALARY    BONUS   PREMIUMS  GRANTED
-----------------------------  ----------------------  --------  --------  -------  --------  -------
  James E. Buncher             President and Chief         1999  $     --  $    --  $    --        --
                                Executive Officer (1)      1998        --       --       --        --
                                                           1997        --       --       --        --

  Steven J. Baileys, D.D.S.    Chairman of the Board       1999   400,000       --    1,260        --
                                of Directors and Chief     1998   400,000       --    1,260    70,000
                                Executive Officer (2)      1997   400,000       --    1,260    50,000

  John E. Cox                  President and Chief         1999   275,000       --       --        --
                                Operating Officer (3)      1998   275,000       --       --    25,000
                                                           1997   258,221       --       --    25,000

  Ronald I. Brendzel, J.D.     Senior Vice President,      1999   185,000       --      900        --
                                General Counsel and        1998   185,000       --      900     5,000
                                Secretary                  1997   185,000       --      900     5,000

  Dennis L. Gates              Senior Vice President       1999    33,333       --       --    50,000
                                and Chief Financial        1998       --        --       --        --
                                Officer (4)                1997       --        --       --        --

  Herb J. Kaufman, D.D.S.      Senior Vice President       1999   170,000       --      249        --
                                and Chief Dental           1998   165,530       --      249     7,500
                                Officer (5)                1997   153,907       --      249    25,000

  Kenneth E. Keating           Western Regional            1999   150,000       --       --        --
                                Vice President (6)         1998   150,000       --       --     5,000
                                                           1997   150,000       --       --     2,500

(1)  Mr.  Buncher  joined  the  Company  in  March  2000.  His  current  annual  salary  is  $225,000.
(2)  Dr. Baileys resigned his position as Chief Executive Officer in March 2000. He remains the Chairman of the Board of Directors.
(3)  Mr.  Cox  left  the  Company  in  March  2000.
(4)  Mr.  Gates  joined  the  Company  in  November  1999.  His  current  annual  salary  is  $209,000.
(5)  Dr.  Kaufman  joined  the  Company  in  January  1997.
(6)  Mr.  Keating  became  Vice  President  -  Sales  and  Marketing  in  February  2000.

The Company has employment agreements with Drs. Baileys  and  Kaufman,  and  Mr.
Brendzel.   The  employment  agreements  with   Dr.  Baileys  and  Mr. Brendzel
expire  on   May  31,  2000,  and  provide  for  annual  salaries  of  $400,000 and $185,000, respectively. The employment agreement with Dr. Kaufman expires on January 5, 2002, and provides for an annual salary of $170,000. The Company may terminate any of the agreements for cause. Each executive may terminate his agreement for any reason. In the event that more than 50% of the Company's outstanding common stock is purchased by an entity that is not an existing stockholder, and newly elected directors constitute a majority of the Company's Board of Directors, then each executive, at his option, may terminate his employment agreement. In this event, the Company would be obligated to pay each of Dr. Baileys and Mr. Brendzel an amount equal to three times each employee's current annual salary and bonus, and would be obligated to pay Dr. Kaufman an amount equal to his current annual salary and bonus. The Company would also be obligated to continue providing employee benefits to each executive through the termination date of the employment agreement. Dr. Baileys and Mr. Brendzel have each agreed that no acceleration or vesting of any rights or benefits under his employment agreement related to a change of control of the Company, including severance payments, shall occur as a result of the transaction that occurred on March 1, 2000 (see Recent Developments). Mr. Cox has entered into a separate employment termination agreement, which also included such a waiver.

STOCK  OPTION  GRANTS  DURING  THE  YEAR  ENDED  DECEMBER  31,  1999

Stock options granted to the Named Executive Officers during the year ended December 31, 1999 were as follows.



                           INDIVIDUAL STOCK OPTION GRANTS
---------------------------------------------------------
                                      % OF TOTAL          POTENTIAL REALIZABLE  VALUE
                           NUMBER OF  OPTIONS             AT ASSUMED ANNUAL RATES OF
                             SHARE    GRANTED EXERCISE     STOCK PRICE APPRECIATION
                           UNDERLYING   TO     PRICE           FOR OPTION TERM
                             OPTIONS EMPLOYEES PER  EXPIRATION------------------
         NAME                GRANTED  IN 1999  SHARE   DATE       5%       10%
---------------------------  -------  -------  -----  ------  --------  --------
  James E. Buncher               --    --   $  --         --  $     --  $     --
  Steven J. Baileys, D.D.S.      --    --      --         --        --        --
  John E. Cox                    --    --      --         --        --        --
  Ronald I. Brendzel, J.D.       --    --      --         --        --        --
  Dennis L. Gates            50,000  90.9%   3.75   Oct 2009   117,918   298,827
  Herb J. Kaufman, D.D.S.        --    --      --         --        --        --
  Kenneth E. Keating             --    --      --         --        --        --


STOCK  OPTION  EXERCISES  AND  YEAR-END  STOCK  OPTION  VALUES

There were no stock options exercised by any of the Named Executive Officers during the year ended December 31, 1999. Stock options held by the Named Executive Officers at December 31, 1999 are shown in the following table. None of the stock options held by the Named Executive Officers had an exercise price that was less than the market price of the common stock as of December 31, 1999. There were no stock appreciation rights outstanding as of December 31, 1999.


                                 STOCK OPTIONS EXERCISED        NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                              -----------------------------    UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                                    SHARES                   OPTIONS AT FISCAL YEAR-END      AT FISCAL YEAR-END
                                   ACQUIRED       VALUE      --------------------------  ----------------------------
          NAME                   ON EXERCISE     REALIZED    EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----------------------------  ----------------  -----------  -----------  -------------  -------------  -------------

  James E. Buncher                          --           --        --              --    $          --  $         --
  Steven J. Baileys, D.D.S.                 --           --   256,667          63,333               --            --
  John E. Cox (1)                           --           --   100,000          25,000               --            --
  Ronald I. Brendzel, J.D.                  --           --    40,000           5,000               --            --
  Dennis L. Gates                           --           --        --          50,000               --            --
  Herb J. Kaufman, D.D.S.                   --           --    19,167          13,333               --            --
  Kenneth E. Keating                        --           --    10,833           4,167               --            --

(1)  Mr.  Cox  left  the  Company  in  March  2000.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table shows the number of shares of common stock beneficially owned by each director, each Named Executive Officer and all current directors and officers as a group as of March 1, 2000. The number of shares held includes shares underlying stock options that are exercisable within 60 days of March 1, 2000. The named person has sole voting and investment power with respect to all shares of common stock listed, except where indicated otherwise.

                                                NUMBER OF SHARES
                                                  BENEFICIALLY    % OF TOTAL SHARES
        OFFICER OR DIRECTOR                         OWNED (1)         OUTSTANDING
----------------------------------------------  ---------------  ------------------
  James E. Buncher                                       25,000                  *
  Ronald I. Brendzel, J.D. (2)                          154,906                3.2
  John E. Cox                                            10,000                  *
  Dennis L. Gates                                            --                  *
  Herb J. Kaufman, D.D.S. (3)                            30,102                  *
  Kenneth E. Keating (4)                                 13,333                  *
  Steven J. Baileys, D.D.S. (5)                       2,020,433               40.7%
  Jack R. Anderson                                      283,000                6.0
  Leslie B. Daniels                                      37,155                  *

  All directors and officers as a group (9 persons)   2,573,929               50.9%

     *  Indicates  less  than  one  percent  (1%).

(1)     Includes  options  that are exercisable within 60 days  of  March 1, 2000. Some of the stockholders included in this table reside in  states  having  community property laws under which the spouse of a stockholder in whose name  securities are registered  may  be entitled to share in the management of their  community property which  may  include  the  right to  vote  or dispose  of  such shares.

(2)     Includes  options  to  purchase  43,333  shares  of  common  stock.

(3)     Includes  options  to  purchase  30,000  shares  of  common  stock.

(4)     Represents  options  to  purchase  13,333  shares  of  common  stock.

(5)     Includes  options  to purchase 221,667 shares of common stock,  700,767  shares of common stock owned by the Baileys Family  Trust,  303,000  shares of  common stock held in various trusts for relatives of Dr. Baileys, for all of which Dr.
        Baileys  is  trustee  and  for which Dr.  Baileys  has  sole  power to vote the securities, and 150,000 shares of common stock held by the Alvin and  Geraldine
        Baileys Foundation, for which Dr. Baileys is an officer and  director  and  for which Dr.  Baileys  has  shared  power  to  vote  the  securities.  Dr. Baileys disclaims beneficial ownership of any of  the  shares  in  the  trusts  or  the foundation  referenced  above.

PRINCIPAL  STOCKHOLDERS

The following table shows the number of shares of common stock beneficially owned by all entities who, to the Company's knowledge, owned 5% or more of the total outstanding common stock of the Company as of March 31, 2000, except as indicated otherwise. The named person has sole voting and investment power with respect to all shares of common stock listed, except as indicated otherwise. For purposes of this Annual Report on Form 10-K, beneficial ownership of securities is defined in accordance with the rules and regulations of the Securities and Exchange Commission and generally means the power to vote or dispose of securities regardless of any economic interest therein.

                                  NUMBER OF SHARES
                                    BENEFICIALLY    % OF TOTAL SHARES
       STOCKHOLDER                    OWNED (1)        OUTSTANDING
----------------------------------  --------------  -----------------
Steven J. Baileys, D.D.S. (2)            2,020,433            40.7%
Baileys Family Trust (3)                   700,767            14.8
The Burton Partnership (4)                 521,300            11.0
Jack R. Anderson (5)                       283,000             6.0
Dimensional Fund Advisors, Inc. (6)        265,800             5.6
FMR Corp. (7)                              256,500             5.4

All principal stockholders               3,347,033            67.4


(1)     Includes  options  that  are exercisable within 60 days of March 1, 2000. Some of the stockholders included  in  this  table  reside  in  states  having  community property laws under which the spouse of a stockholder  in  whose  name securities are registered may be entitled to share in the management of their community  property  which  may  include  the  right  to  vote  or  dispose  of  such  shares.

(2)     The  address  of  Steven  J.  Baileys,  D.D.S.,  who  is Chairman of the Board of Directors of the
Company,  is 95 Enterprise, Aliso Viejo, California 92656. The amount includes options to purchase 221,667 shares  of  common stock, 700,767 shares of common stock owned by the Baileys Family Trust, 303,000 shares of  common  stock  held  in  various  trusts for relatives of Dr. Baileys, for all of which Dr. Baileys is trustee  and  for  which  Dr.  Baileys has sole power to vote the securities, and 150,000 shares of common stock held by the Alvin and Geraldine Baileys Foundation, for which Dr. Baileys is an officer and director and  for  which  Dr.  Baileys  has  shared  power to vote the securities. Dr. Baileys disclaims beneficial ownership  of  any  of  the  shares  in  the  trusts  or  the  foundation  referenced  above.

(3)     The  address  of the Baileys Family Trust, of which Steven J. Baileys, D.D.S., is Trustee, is P.O.
Box  9109,  Newport  Beach, California 92658. The shares indicated do not include 303,000 shares of common stock  held  in various trusts for relatives of Dr. Baileys, or 150,000 shares of common stock held by the
Alvin  and  Geraldine  Baileys  Foundation.

(4)     The address of The Burton Partnership is P.O. Box 4643, Jackson, Wyoming 83001. A Schedule 13D was
filed  with  the  Securities  and  Exchange  Commission  on  December  8, 1999, with respect to the shares indicated.

(5)     The  address of Jack R. Anderson is 14755 Preston Road, Suite 515, Dallas, Texas 75240. A Schedule
13D/A  was  filed  with  the  Securities and Exchange Commission on February 16, 2000, with respect to the shares  indicated.

(6)     The  address  of Dimensional Fund Advisors, Inc. ("Dimensional") is 1299 Ocean Avenue, 11th Floor,
Santa  Monica,  California  90401.  Dimensional  serves  as  an  investment  advisor or manager to certain investment companies, trusts and accounts, which are the owners of the shares of common stock indicated in the  table  above.  In  its  role  as  investment  advisor or manager, Dimensional possesses voting and/or investment  power  over  the  shares  of  common  stock  indicated above. Dimensional disclaims beneficial ownership  of  such  shares  of  common  stock.  A Schedule 13G was filed with the Securities and Exchange
Commission  on  February  3,  2000,  with  respect  to  the  shares  indicated.

(7)     The  address  of  FMR  Corp.  ("Fidelity")  is 82 Devonshire Street, Boston, Massachussetts 02109.
Fidelity  acts as investment advisor to Fidelity Low-Priced Stock Fund (the "Fund"), which owns the shares of  common  stock  indicated  above.  Fidelity does not have the power to vote or direct the voting of the shares  of  common  stock  indicated  above,  which  power resides with the Board of Trustees of the Fund.
Fidelity  carries  out  the  voting of the shares of common stock indicated above under written guidelines established  by  the Board of Trustees of the Fund. Edward C. Johnson 3rd, chairman of Fidelity, Fidelity, and  the  Fund each has sole power to dispose of the shares indicated above. A Schedule 13G was filed with the  Securities  and  Exchange  Commission  on  February  14,  2000, with respect to the shares indicated.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

None.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(A)  FINANCIAL  STATEMENTS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  EXHIBITS

The consolidated financial statements and financial statement schedule of SafeGuard Health Enterprises, Inc. filed as part of this 1999 Annual Report on Form 10-K are listed in the accompanying Index to Financial Statements on Page F-1. An "Exhibit Index" is included in this 1999 Annual Report on Form 10-K beginning on Page E-1. All Exhibits are either attached hereto or are on file with the Securities and Exchange Commission.

(B)  REPORTS  ON  FORM  8-K

A Report on Form 8-K was filed with the Securities and Exchange Commission (the "SEC") on October 8, 1999, to report that the Company had executed a second amendment to the definitive agreement (the "Agreement") with an investor group led by CAI Partners and Company and Jack R. Anderson. Under the Agreement, which was filed as an exhibit to a Form 8-K filed with the SEC on August 13, 1999, the investor group agreed to invest $40 million into the Company.

A Report on Form 8-K was filed with the SEC on November 16, 1999. This Form 8-K reported that the Company had announced that it believes its revenues, and therefore, its earnings, for the quarter and nine months ended September 30, 1999, which were previously announced on October 21, 1999, were overstated by a material amount. The Company also reported that it expected to restate its annual financial statements for the years ended December 31, 1998 and 1997, and certain quarterly periods therein to correct the accounting treatment of transactions related to discontinued dental office operations, and as such, the 1998 and 1997 annual financial statements and the independent auditors' report thereon should not be relied upon. The Company has filed a Form 10-K/A for the year ended December 31, 1998, which includes restated financial statements for the years ended December 31, 1998 and 1997, and the independent auditors' report thereon.

A Report on Form 8-K was filed with the SEC on March 16, 2000, to report that the Company entered into an agreement with both of its lenders and an investor group, under which the investor group loaned $8 million to the Company. Under this agreement, the investor group and the existing lenders agreed to convert the $8 million loan, the outstanding balance of $7.0 million under the bank line of credit, and the outstanding balance of $32.5 million under the senior notes to convertible preferred stock, subject to regulatory approval. Under this agreement, both lenders agreed not to demand or accept any payment under the credit agreements, and not to take any enforcement actions of any kind under the agreements until April 30, 2001.

The above-described reports on Form 8-K are hereby incorporated by reference in this 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SAFEGUARD HEALTH ENTERPRISES, INC.


     By:     /s/  James  E.  Buncher                 Date:   April  14,  2000
          --------------------------                 -------------------------
     James  E. Buncher
     President and Chief Executive Officer
     (Principal Executive Officer)


     By:    /s/  Dennis  L.  Gates                   Date:   April  14,  2000
          -------------------------                  -------------------------
     Dennis L. Gates
     Senior Vice President, Chief Financial
     Officer  and  Director
     (Principal Accounting fficer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     By:     /s/  James  E.  Buncher                 Date:   April  14,  2000
          ---------------------------------          -------------------------
     James  E.  Buncher
     President, Chif  Executive Officer
     and  Director



     By:     /s/  Steven  J.  Baileys                Date:   April  14,  2000
          ---------------------------------          -------------------------
     Steven J. Baileys,  D.D.S.
     Chairman of the Board of Directors



     By:     /s/  Ronald  I.  Brendzel               Date:   April  14,  2000
          ---------------------------------          -------------------------
     Ronald I. Brendzel,  J.D.
     Senior Vice President, General Counsel,
     Secretary  and  Director



     By:     /s/  Dennis  L.  Gates                  Date:   April  14,  2000
          ---------------------------------          -------------------------
     Dennis  L. Gates
     Senior Vice President, Chief Financial
     Officer  and  Director



     By:     /s/  Jack  R.  Anderson                 Date:   April  14,  2000
          ---------------------------------          -------------------------
     Jack  R.  Anderson
     Director



     By:     /s/  Leslie  B.  Daniels                Date:   April  14,  2000
          ---------------------------------          -------------------------
     Leslie  B.  Daniels
     Director

                                              EXHIBIT INDEX



EXHIBIT
NUMBER                                              DESCRIPTION
------       ---------------------------------------------------------------------------------------
   2.1        Plans of Acquisition (8)
   3.1        Articles of Incorporation (4)
   3.2        Bylaws (4)
  10.1        1984 Stock Option Plan (3)
  10.2        Stock Option Plan Amendment (1)
  10.3        Stock Option Plan Amendment (5)
  10.4        Stock Option Plan Amendment (6)
  10.5        Amended Stock Option Plan (10)
  10.6        Corporation Grant Deed, dated December 21, 1984, relating to a property located at 505
                 North Euclid Avenue, Anaheim, California (2)
  10.7        Employment Agreement, as Amended, dated May 25, 1995, between Steven J. Baileys,
                 D.D.S. and the Company (7)
  10.8        Employment Agreement, as Amended, dated May 25, 1995, between Ronald I. Brendzel and the Company (7)
  10.9        Employment Agreement dated May 25, 1995, between John E. Cox and the Company (7)
 10.10        Form of Rights Agreement, dated as of March 22, 1996, between the Company and
                 American Stock Transfer and Trust Company, as Rights Agent (7)
 10.11        Employment Agreement dated January 5, 1997, between Herb J. Kaufman, D.D.S. and the Company (10)
 10.12        Credit Agreement dated September 25, 1996, between Bank of America National Trust and Savings Association and the Company (9)
 10.13        Stock Purchase Agreement between Consumers Life Insurance Company and SafeGuard
                 Health Enterprises, Inc. dated March 6, 1997 (11)
 10.14        Purchase Agreement between Associated Dental Services, Inc. and Guards Dental, Inc.
                 dated August 1, 1997 (11)
 10.15        Purchase agreement between Pacific Coast Dental, Inc. and Guards Dental, Inc. dated
                 August 1, 1997 (11)
 10.16        Form of Note Purchase Agreement dated as of September 30, 1997, and form of
                 Promissory Note (12)
 10.17        Form of Master Asset Purchase Agreement effective as of April 1, 1998, and Form of
                 Promissory Note without exhibits (13)
 10.18        Default Forbearance Agreement and Irrevocable Power of Attorney (14)
 10.19        Credit Agreement dated January 29, 1998, between Silicon Valley Bank and the
                 Company (15)
 10.20        First Waiver and Amendment to Note Purchase Agreement (16)
 10.21        Amended and Restated Loan and Security Agreement (16)
 10.22        Debenture and Note Purchase Agreement (17)
 10.23        Stockholder Agreement (17)
 10.24        First Amendment to Debenture and Note Purchase Agreement (18)
 10.25        Second Amendment to Debenture and Note Purchase Agreement (18)
 10.26        Term Sheet Agreement dated as of March 1, 2000 (19)
  21.1        Subsidiaries of the Company
  23.1        Independent Auditor's Consent
  27.1        Financial Data Schedule

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


(7)    Incorporated  by  reference  herein  to the exhibit of the same number filed as an exhibit to the
       Company's  Annual  Report  of  Form  10-K  for  the  period  ended  December  31,  1995.
(8)    Incorporated by reference herein to Exhibit D filed as an exhibit to the Company's Report on Form
       8-K  dated  September  27,  1996.
(9)    Incorporated by reference herein to Exhibit E filed as an exhibit to the Company's Report on Form
       8-K  dated  September  27,  1996.
(10)   Incorporated  by  reference  herein to the exhibit of the same number filed as an exhibit to the
       Company's  Annual  Report  on  Form  10-K  for  the  period  ended  December  31,  1996.
(11)   Incorporated by reference to the exhibit of the same number filed as an exhibit to the Company's quarterly  statement  on  Form  10-Q  for  the  period  ended  June  30,  1997.
(12)   Incorporated  by reference herein to Exhibit 99.1 filed as an exhibit to the Company's Report on
       Form  8-K  dated  October  7,  1997.
(13)   Incorporated  by  reference  herein  to Exhibit F filed as an exhibit to the Company's Report on
       Form  8-K dated April 1, 1998. 14 Referenced, disclosed and filed as an exhibit to the Company's
       Annual Report  on  Form  10-K  for  the  period  ended  December  31,  1998.
(14)   Incorporated  by  reference and disclosed and filed as an exhibit to the Company's Annual Report on  Form  10-K  for  the  period  ended  December  31,  1998.
(15)   Incorporated  by reference and disclosed in the Company's Quarterly Report on Form 10-Q for the
       period  ended September 30, 1998 and filed as an exhibit to the Company's Annual Report on Form
       10-K for the  period  ended  December  31,  1998.
(16)   Incorporated by reference and disclosed and filed as an exhibit to the Company's Report on Form
       8-K  dated  as  of  June  4,  1999.
(17)   Incorporated by reference and disclosed and filed as an exhibit to the Company's Report on Form
       8-K  dated  as  of  June  30,  1999.
(18)   Incorporated by reference and disclosed and filed as an exhibit to the Company's Report on Form
       8-K  dated  as  of  October  5,  1999.
(19)   Incorporated by reference and disclosed and filed as an exhibit to the Company's Report on Form
       8-K  dated  as  of  March  16,  2000.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS




                                                                         Page
                                                                         ----

Independent  Auditors'  Report                                           F-2

Financial  Statements

     Consolidated  Balance  Sheets                                       F-3

     Consolidated  Statements  of  Operations                            F-4

     Consolidated  Statements  of  Stockholders'  Equity  (deficit)      F-5

     Consolidated  Statements  of  Cash  Flows                           F-6

     Notes  to  Consolidated  Financial  Statements                  F-7 to F-24

Financial  Statement  Schedule

     Schedule  II  -  Valuation  and  Qualifying  Accounts               S-1

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  and Shareholders of SafeGuard Health Enterprises,
Inc.:

We have audited the accompanying consolidated balance sheets of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule for the years ended December 31, 1999, 1998 and 1997, included in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SafeGuard Health Enterprises, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE  &  TOUCHE  LLP


Costa  Mesa,  California
April  13, 2000

                            SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                      AS OF DECEMBER 31, 1999 AND 1998
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                         1999       1998
                                                                                       ---------  ---------
                                                ASSETS
Current assets:
  Cash and cash equivalents                                                            $  1,639   $  2,978
  Investments available-for-sale, at estimated fair value                                 3,361        392
  Accounts receivable, net of allowances of $1,054 in 1999 and $1,942 in 1998             2,978      3,345
  Assets held for sale                                                                       --      3,562
  Income taxes receivable                                                                   480        485
  Prepaid expenses and other current assets                                                 641      1,017
  Deferred income taxes                                                                      --         67
                                                                                       ---------  ---------
    Total current assets                                                                  9,099     11,846

Property and equipment, net of accumulated depreciation                                   4,816      6,105
Restricted cash ($360 in 1999 and $278 in 1998) and
  investments available for sale, at estimated fair value                                 3,454      6,298
Investments available-for-sale, at estimated fair value                                     515        772
Notes receivable, net of allowances of $3,839 in 1999 and $2,020 in 1998                  3,505      3,523
Assets of discontinued operations transferred under contractual arrangements              2,500      8,950
Intangible assets, net of accumulated amortization of $58 in 1999 and $3,622 in 1998      4,437     31,807
Deferred income taxes                                                                        --      8,415
Other assets                                                                                251        240
                                                                                       ---------  ---------

    Total assets                                                                       $ 28,577   $ 77,956
                                                                                       =========  =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                     $  5,771   $  4,918
  Other accrued expenses                                                                  3,691      5,129
  Short-term debt                                                                           255      9,894
  Claims payable and claims incurred but not reported                                     6,437      3,558
  Deferred revenue                                                                        1,975      1,022
                                                                                       ---------  ---------
    Total current liabilities                                                            18,129     24,521

Long-term debt                                                                           39,545     32,500
Other long-term liabilities                                                               2,517      1,169
Commitments and contingencies (Note 10)                                                      --         --

Stockholders' equity (deficit):
  Preferred stock - $.01 par value; 1,000,000 shares authorized;
    no shares issued or outstanding                                                          --         --
  Common stock - $.01 par value; 30,000,000 shares authorized;
    4,747,000 shares issued and outstanding in 1999 and 1998                             21,829     21,509
  Retained earnings (accumulated deficit)                                               (35,302)    16,734
  Accumulated other comprehensive income (loss)                                             (18)      (354)
  Treasury stock, at cost                                                               (18,123)   (18,123)
                                                                                       ---------  ---------
    Total stockholders' equity (deficit)                                                (31,614)    19,766
                                                                                       ---------  ---------

    Total liabilities and stockholders' equity (deficit)                               $ 28,577   $ 77,956
                                                                                       =========  =========

          See accompanying Notes to Consolidated Financial Statements.

                      SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   1999       1998       1997
                                                                 ---------  ---------  --------
Premium revenue                                                  $ 96,225   $ 97,449   $95,350

Health care services expense                                       67,559     66,020    65,702
Selling, general and administrative expense                        37,041     36,259    25,103
Loss on impairment of assets                                       24,576      2,397        --
                                                                 ---------  ---------  --------

Operating income (loss)                                           (32,951)    (7,227)    4,545

Investment and other income                                         2,067        624     1,316
Interest expense                                                   (5,855)    (4,311)   (2,871)
                                                                 ---------  ---------  --------

Income (loss) before income taxes and discontinued operations     (36,739)   (10,914)    2,990
Income tax expense (benefit)                                       10,934     (3,406)    1,371
                                                                 ---------  ---------  --------

Income (loss) before discontinued operations                      (47,673)    (7,508)    1,619

Discontinued operations:
  Loss from operations to be disposed of (net of income tax
    benefit of $2,087 in 1999, $1,554 in 1998 and $4,736 in 1997)  (4,363)    (2,430)   (7,408)
  Income on disposal of orthodontic and dental
    practices (net of income tax expense of $189 in 1997)              --         --       296
                                                                 ---------  ---------  --------

  Loss from discontinued operations                                (4,363)    (2,430)   (7,112)
                                                                 ---------  ---------  --------

    Net loss                                                     $(52,036)  $ (9,938)  $(5,493)
                                                                 =========  =========  ========

Basic earnings (loss) per share:
  Income (loss) from continuing operations                       $ (10.04)  $  (1.58)  $  0.34
  Loss from discontinued operations                                 (0.92)     (0.51)    (1.50)
                                                                 ---------  ---------  --------

    Net loss                                                     $ (10.96)  $  (2.09)  $ (1.16)
                                                                 =========  =========  ========

Weighted average basic shares outstanding                           4,747      4,747     4,723

Diluted earnings (loss) per share:
  Income (loss) from continuing operations                       $ (10.04)  $  (1.58)  $  0.33
  Loss from discontinued operations                                 (0.92)     (0.51)    (1.45)
                                                                 ---------  ---------  --------

Net loss                                                         $ (10.96)  $  (2.09)  $ (1.12)
                                                                 =========  =========  ========

Weighted average diluted shares outstanding                         4,747      4,747     4,899

          See accompanying Notes to Consolidated Financial Statements.

                              SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               ACCUMULATED
                                                                                  OTHER
                                         NUMBER OF SHARES                     COMPREHENSIVE
                                         -----------------   COMMON    RETAINED   (LOSS)   TREASURY
                                         COMMON  TREASURY    STOCK    EARNINGS    INCOME     STOCK     TOTAL
                                         ------  ---------  -------  ----------  --------  ---------  ---------
Balances, January 1, 1997                 7,991    (3,275)  $21,255  $  32,165   $   (97)  $(18,123)  $ 35,200
Comprehensive income (loss):
  Net loss                                   --        --        --     (5,493)       --         --     (5,493)
  Net unrealized holding losses
    arising during the year                  --        --        --         --      (357)        --       (357)
  Less reclassification adjustment for
    net gains included in net loss           --        --        --         --        11         --         11
                                         ------  ---------  -------  ----------  --------  ---------  ---------
  Net unrealized loss on investment
    securities available-for-sale, net
    of tax benefit of $221                   --        --        --         --      (346)        --       (346)
                                         ------  ---------  -------  ----------  --------  ---------  ---------
Total comprehensive income (loss)            --        --        --     (5,493)     (346)        --     (5,839)
Exercise of stock options, net of
  tax benefit of $121                        31        --       254         --        --         --        254
                                         ------  ---------  -------  ----------  --------  ---------  ---------

Balances, December 31, 1997               8,022    (3,275)   21,509     26,672      (443)   (18,123)    29,615
Comprehensive income (loss):
  Net loss                                   --        --        --     (9,938)       --         --     (9,938)
  Net unrealized holding losses
    arising during the year                  --        --        --         --      (161)        --       (161)
  Less reclassification adjustment for
    net gains included in net loss           --        --        --         --       250         --        250
                                         ------  ---------  -------  ----------  --------  ---------  ---------
  Net unrealized gain on investment
    securities available-for-sale, net
    of tax of $57                            --        --        --         --        89         --         89
                                         ------  ---------  -------  ----------  --------  ---------  ---------
Total comprehensive income (loss)            --        --        --     (9,938)       89         --     (9,849)
                                         ------  ---------  -------  ----------  --------  ---------  ---------

Balances, December 31, 1998               8,022    (3,275)   21,509     16,734      (354)   (18,123)    19,766
Comprehensive income (loss):
  Net loss                                   --        --        --    (52,036)       --         --    (52,036)
  Net unrealized holding losses
    arising during the year                  --        --        --         --      (135)        --       (135)
  Less reclassification adjustment for
    net gains included in net loss           --        --        --         --       471         --        471
                                         ------  ---------  -------  ----------  --------  ---------  ---------
  Net unrealized gain on investment
  securities available-for-sale, net
  of tax of $226                             --        --        --         --       336         --        336
                                         ------  ---------  -------  ----------  --------  ---------  ---------
Total comprehensive income (loss)            --        --        --    (52,036)      336         --    (51,700)
Issuance of stock warrants                   --        --       320         --        --         --        320
                                         ------  ---------  -------  ----------  --------  ---------  ---------

Balances, December 31, 1999               8,022    (3,275)  $21,829  $ (35,302)  $   (18)  $(18,123)  $(31,614)
                                         ======  =========  =======  ==========  ========  =========  =========

                       SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    1999       1998       1997
                                                                  ---------  ---------  ---------

Cash flows from operating activities:
  Net loss                                                        $(52,036)  $ (9,938)  $ (5,493)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Loss from discontinued operations                                4,363      2,430      7,408
    Gain on disposal of discontinued operations                         --         --       (296)
    Loss on impairment of assets                                    24,576      2,397         --
    Depreciation and amortization                                    3,832      3,505      2,284
    Write-off of deferred loan costs                                 1,954         --         --
    Deferred income taxes                                           10,569     (2,349)    (1,380)
  Changes in operating assets and liabilities, net
    of effects of acquisition:
    Accounts receivable                                                367        912       (105)
    Income taxes receivable                                              5       (353)       (88)
    Prepaid expenses and other current assets                          365        449       (299)
    Accounts payable and accrued expenses                            1,599      4,003        134
    Deferred revenue                                                   953       (155)       625
    Claims payable and claims incurred but not reported              2,879        (73)       801
                                                                  ---------  ---------  ---------
Net cash (used in) provided by continuing operations                  (574)       828      3,591
Net cash used in discontinued operations                                --     (2,779)    (5,183)
                                                                  ---------  ---------  ---------
    Net cash used in operating activities                             (574)    (1,951)    (1,592)

Cash flows from investing activities:
  Purchase of investments available-for-sale                       (13,267)   (10,169)    (9,386)
  Proceeds from sales/maturity of investments available for sale    13,815     11,319      9,903
  Purchase of investments held-to-maturity                              --         --     (8,104)
  Proceeds from maturity of investments held-to-maturity                --      4,906      5,063
  Purchases of property and equipment                               (1,220)    (2,357)    (2,118)
  Proceeds from sale of property and equipment                       3,500         --         --
  Payments received on notes receivable                                518         92        265
  Issuance of notes receivable                                        (500)      (750)        --
  Cash paid for business acquired, net of cash acquired                 --         --     (1,203)
  Additions to intangibles and other assets                           (969)        --     (2,109)
                                                                  ---------  ---------  ---------
Net cash provided by (used in) continuing operations                 1,877      3,041     (7,689)
Net cash used in discontinued operations                                --         --       (684)
                                                                  ---------  ---------  ---------
    Net cash provided by (used in) investing activities              1,877      3,041     (8,373)

Cash flows from financing activities:
  Borrowings on long-term debt                                          --      8,000     40,500
  Payments on notes payable and long-term debt                      (2,594)    (9,692)   (27,692)
  Proceeds from exercise of stock options                               --         --        133
  Payments on accrued compensation agreement                           (48)       (72)       (30)
                                                                  ---------  ---------  ---------
    Net cash (used in) provided by financing activities             (2,642)    (1,764)    12,911
                                                                  ---------  ---------  ---------
Net increase (decrease) in cash                                     (1,339)      (674)     2,946
Cash and cash equivalents at beginning of year                       3,256      3,652        706
                                                                  ---------  ---------  ---------

Cash and cash equivalents at end of year                          $  1,639   $  2,978   $  3,652
                                                                  =========  =========  =========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
------------------------------------------------------------

SafeGuard Health Enterprises, Inc., a Delaware corporation (the "Company"), provides managed care dental benefit plans, indemnity dental insurance plans, and other related products to customers in several states. The Company is a holding company that conducts its operations through several subsidiaries, one of which is an insurance company that is licensed in several states, and the rest of which are licensed as managed dental care plans in the states in which they operate. The Company provides dental benefits to approximately 900,000 individuals through a managed care network of contracted dentists and a preferred provider organization of contracted dentists. The Company was founded as a non-for-profit entity in California in 1974, and was converted to a for-profit entity in 1982. The Company acquired a licensed insurance company in 1992, a Texas-based managed dental care company in 1996, another licensed insurance company in 1997, and a Florida-based managed dental care company in 1997. The two licensed insurance companies were merged in 1999. The Company's financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, during the years ended December 31, 1999 and 1998, the Company incurred net losses of $52.0 million and $9.9 million, respectively, and net cash used by operating activities was $492,000 and $1.7 million, respectively. As of December 31, 1999 and 1998, the Company's current liabilities exceeded its current assets by $9.0 million and $12.7 million, respectively. As of December 31, 1999, the Company was in violation of certain financial covenants related to the credit agreements with its two major lenders. In addition, the net worth of one of the Company's regulated subsidiaries was $4.5 million below the minimum regulatory requirement, prior to completion of the transaction on March 1, 2000, as discussed in Note 14.

As of December 31, 1999, the Company's current liabilities exceeded its current assets by $9.0 million. The Company believes this negative working capital position is mitigated by the $8.0 million proceeds of a long-term borrowing completed on March 1, 2000, as discussed above. The Company also intends to sell certain long-term assets during the next several months, although there can be no assurance that it will be successful in doing so.

Management believes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing as may be required, and ultimately to attain profitable operations. As further discussed in Note 14, on March 1, 2000 the Company entered into an agreement with its primary lenders and an investor group. Under this agreement all the Company's debt is expected to be converted to equity, and the Company was able to use a portion of the proceeds of the $8 million loan to resolve the minimum net worth deficiency noted above. This transaction is pending shareholder and regulatory approval. Also in connection with this agreement, the Company obtained a new chief executive officer and certain new directors. Management's plans to continue as a going concern and to return the Company to profitability include plans to increase premium rates, reduce certain types of non-standard provider payments, reduce the number of its employees by consolidating certain administrative functions in one location, reduce the amount of office space used, and reduce various other selling, general and administrative expenses. Management's plans also include enhanced programs for customer retention, increasing the efficiency of its provider network and streamlining operations with a focus toward strengthening customer service. Management believes that the results of its plans, and with the agreement reached on March 1, 2000 discussed above, that the Company will be able to meets its ongoing obligations on a timely basis and return to profitable operations. The Company also believes it will be able to obtain additional financing, if nessessary, to support operations.

BASIS  OF  CONSOLIDATION

The consolidated financial statements include all the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

RESTRICTED  DEPOSITS  AND  MINIMUM  NET  WORTH  REQUIREMENTS

Several of the Company's subsidiaries are subject to state regulations that require them to maintain restricted deposits in the form of cash or investments. As of December 31, 1999 and 1998, the Company had total restricted deposits of $3.5 million and $6.3 million, respectively. In addition, some of those subsidiaries are required to maintain minimum amounts of tangible net worth. Substantially all of the Company's cash and investments as of December 31, 1999 were required to meet those minimum net worth requirements, and therefore, the Company had no material amount of cash or investments that was available for other corporate purposes.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The accompanying consolidated balance sheet includes the following financial instruments: cash, investments, accounts receivable, notes receivable, accounts payable and accrued expenses, and short-term and long-term debt. All of these financial instruments, except for notes receivable and long-term debt, are current assets or current liabilities. Because the current assets are expected to be realized and the current liabilities are expected to be paid within a short period of time, the carrying amount of these financial instruments approximates fair value. The notes receivable, which are long-term, have been written down to the Company's estimate of net realizable value, which approximates fair value. Long-term debt is stated at the amount originally loaned to the Company. Due to the transaction discussed in Note 14, the fair value of the Company's long-term debt cannot be determined.

INTANGIBLE  ASSETS

Intangible assets at December 31, 1999 consist of goodwill and a non-competition covenant related to the acquisition of a managed dental care company in 1996. Goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired, and which is being amortized on a straight-line basis over 40 years. The Company's accounting policy is to amortize intangible assets over their estimated useful lives. The Company has estimated that its goodwill has a useful life of 40 years from the date of acquisition of the related entity. See Note 6 for the Company's policy for assessing recoverability of goodwill and a discussion of a charge to earnings during 1999 for impairment of goodwill.

RECOGNITION  OF  REVENUE  AND  HEALTH  CARE  EXPENSE

Premium revenue is recognized in the period during which dental coverage is provided to the related individuals. Payments received from customers in advance of the period of coverage are reflected on the accompanying balance sheet as deferred revenue. Health care services expense is recognized in the period in which the services are delivered. The estimated liability for claims incurred but not reported is based primarily on the average historical lag time between the date of service and the date the related claim is submitted to the Company, as well as the recent trend in the aggregate amount of incurred claims per covered individual. Since the liability for incurred but not reported claims is necessarily an actuarial estimate, the amount of claims eventually submitted for services provided prior to the balance sheet date could differ significantly from the estimated liability.

USE  OF  ESTIMATES  IN  FINANCIAL  STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

EARNINGS  (LOSS)  PER  SHARE

Earnings (loss) per share are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic earnings (loss) per share are based on the weighted average common shares outstanding, excluding the effect of any potentially dilutive securities. Diluted earnings (loss) per share are based on the weighted average common shares outstanding, including the effect of all potentially dilutive securities. During the three years ended December 31, 1999, the potentially dilutive securities consisted entirely of stock options. Due to the net losses incurred in 1999 and 1998, the outstanding stock options would have an anti-dilutive effect on diluted earnings (loss) per share. Accordingly, the stock options are excluded from the calculation of the diluted loss per share for 1999 and 1998. The weighted average diluted shares outstanding were computed as follows (in thousands):

                                              YEARS ENDED DECEMBER 31,
                                                -------------------
                                                1999   1998   1997
                                                -----  -----  -----
  Weighted average basic shares outstanding     4,747  4,747  4,723
  Effect of dilutive stock options outstanding     --     --    176
                                                -----  -----  -----

  Weighted average dilutive shares outstanding  4,747  4,747  4,899
                                                =====  =====  =====


SUPPLEMENTARY  CASH  FLOW  INFORMATION

Supplementary information related to the accompanying consolidated statements of cash flows is as follows (in thousands):


                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                     1999    1998     1997
                                                    ------  ------  --------
  Supplemental disclosure of non-cash activities:
    Tax benefit from exercise of stock options      $   --  $   --  $   121

  Supplementary information:
    Cash paid during the year for:
    Interest                                        $4,189  $4,008  $ 2,872

  Purchase of businesses acquired (Notes 1 and 3):
    Fair value of assets acquired                   $   --  $   --  $17,342
    Less: cash acquired                                 --      --   (5,455)
    Less: note payable issued                           --      --   (9,500)
    Less: liabilities assumed                           --      --   (1,184)
                                                    ------  ------  --------

      Cash paid for business acquired               $   --  $   --  $ 1,203
                                                    ======  ======  ========

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1998 the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS No. 137, which was issued in June 1999. SFAS No. 133, as amended, will become effective for fiscal quarters beginning after June 15, 2000. SFAS No. 133 requires an entity to reflect all derivative instruments on its balance sheet as assets or liabilities, based on the fair value of the instruments. The adoption of SFAS No. 133 is not expected to have a significant effect on the Company's financial statements.

RECLASSIFICATION

Certain amounts in the prior years financial statements have been reclassified to conform to the current year presentation.

NOTE  2.  ACQUISITIONS
----------------------

In May 1997 the Company acquired all the outstanding stock of Advantage Dental HealthPlans ("Advantage"), a privately-held managed dental care company based in Fort Lauderdale, Florida. The total acquisition cost included $10 million of consideration for the stock, plus $2.3 million of assumed liabilities, less $800,000 of cash acquired. The $10 million purchase price was financed primarily through an $8.5 million note payable to the seller. The acquisition was recorded based on the purchase method of accounting, and accordingly, the results of operations of Advantage are included in the accompanying financial statements beginning on the date of the acquisition. The total acquisition cost exceeded the fair value of the net assets acquired by $9.2 million, which was recorded as goodwill.

In August 1997 the Company acquired all the outstanding stock of Consumers Life Insurance Company of North Carolina ("Consumers"), a privately-held dental insurance company with licenses in sixteen states. The total consideration for the stock was $3.2 million. The acquisition was recorded based on the purchase method of accounting, and accordingly, the results of operations of Consumers are included in the accompanying financial statements beginning on the date of the acquisition.

NOTE  3.  DISCONTINUED  OPERATIONS
----------------------------------

SALE  OF  DISCONTINUED  OPERATIONS

In October 1996 the Company implemented a strategic plan to sell all of the general dental practices owned by the Company. Four of the general dental practices were sold during 1996, and the remaining practices were sold during the first nine months of 1997. The assets of the general dental practices sold consisted primarily of accounts receivable, supply inventories, equipment and leasehold improvements. The Company provided certain administrative services to the purchasers of some of the practices until 1998, when the Company discontinued the provision of these services.

On February 26, 1998, the Company announced the discontinuance of its orthodontic practices. In April 1998 the Company sold all of its orthodontic practices in a single transaction for consideration consisting of a $15.0 million 30-year promissory note, which was secured by all the assets of the purchasers, including the assets sold in the transaction. The assets of the orthodontic practices sold consisted primarily of accounts receivable, supply inventory, leasehold improvements and dental equipment.

The operating results of the discontinued dental and orthodontic practices are included in the accompanying consolidated statement of operations under the caption "Loss from operations to be disposed of." Net revenue of the discontinued operations, which is reflected under the caption "Loss from operations to be disposed of," was $1.9 million and $12.8 million during the years ended December 31, 1998 and 1997, respectively.

ACCOUNTING  TREATMENT  OF  CERTAIN  SALE  TRANSACTIONS

Several of the discontinued dental practices were sold to a single purchaser (the "Purchaser") during the three months ended September 30, 1997 in exchange for $8.0 million of long-term promissory notes. In April 1998 the Company sold all of its orthodontic practices to the Purchaser in exchange for $15.0 million of long-term promissory notes. During 1997 and 1998, the entities that purchased four other general dental practices from the Company conveyed those practices to the Purchaser in exchange for the assumption of the related promissory notes payable to the Company. At the time of the conveyances of these practices to the Purchaser, the related promissory notes had an aggregate outstanding principal balance of $1.9 million. During 1997 and 1998, the Company loaned a total of $1.6 million to the Purchaser, which was used for working capital purposes by the Purchaser.

Because management concluded that the Purchaser did not have sufficient resources to repay the promissory notes from sources other than the operations of the purchased practices, the Company did not treat the sale transactions with the Purchaser as sales for accounting purposes. Accordingly, the related promissory notes and the working capital loans are not reflected in the accompanying financial statements. Instead, the historical cost of the net assets of the related general dental and orthodontic practices, less the interest payments received from the Purchaser, is reflected on the Company's balance sheet under the caption "Assets of discontinued operations transferred under contractual arrangements." The Company's financial statements do not reflect any gains on these sale transactions, and do not reflect any interest income on the related promissory notes. In addition, the carrying value of the promissory notes related to the four practices that were transferred to the Purchaser was reduced to the historical cost of the net assets of the related dental practices. This reduction is included in "Loss from operations to be disposed of" on the accompanying statements of operations. These assets are also reflected on the Company's balance sheet under the caption "Assets of discontinued operations transferred under contractual arrangements." The working capital loans were treated as expenses at the time the loans were made, which is included in "Loss from operations to be disposed of" on the accompanying statements of operations. This accounting treatment more appropriately reflects the economic substance of the transactions, as distinct from the legal form of the transactions. An impairment charge was recognized in 1999 (see Note 6).

NOTE  4.  INVESTMENTS
---------------------

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its investment portfolio into "available-for-sale" and "held-to-maturity" categories. Investments classified as available-for-sale are carried at fair value and unrealized gains and losses, net of applicable income taxes, are reported in a separate caption of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. At December 31, 1999, the Company had net unrealized losses of $18,000, which is reflected in stockholders' equity under the caption
"Accumulated  other  comprehensive  income  (loss)."

Gross realized gains on sales of investment securities were $2,051,000, $815,000, and $155,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Gross realized losses on sales of investment securities were $851,000, $1,225,000, and $173,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The historical cost of specific securities sold is used to compute the gain or loss on the sale of investments.

During 1998 the Company transferred approximately $4.2 million of securities, representing all of its held-to-maturity investments, to the available-for-sale category. This amount represented the amortized cost of the securities at the date of transfer. The estimated fair value of those securities was approximately $4.4 million, resulting in a net unrealized gain of $0.1 million (net of tax of $0.1 million), which was reflected as an increase in "Accumulated other comprehensive income (loss)." This change in classification was due to a change in management's intent with respect to these securities. Due to operating losses during 1998, which were not anticipated when the investments were purchased, management determined that the Company needed the flexibility to respond to changes in interest rates and to take advantage of changes in the availability of and the yield on alternative investments. Therefore, the classification of these securities was changed to available-for-sale.

The Company's investments as of December 31, 1999 are summarized below (in thousands). The estimated fair value of investments is based on quoted market prices.

                                       COST/        GROSS        GROSS      ESTIMATED
                                     AMORTIZED   UNREALIZED    UNREALIZED      FAIR
                                        COST        GAINS        LOSSES       VALUE
                                     ----------  -----------  ------------  ----------

Classified as available-for-sale:
  U.S. government and its agencies   $    5,489  $        --  $       (31)  $    5,458
  State obligations                         541            5           --          546
  Municipal obligations                     448            7           --          455
  Mutual funds and other                    510            1           --          511
                                     ----------  -----------  ------------  ----------

    Total available-for-sale         $    6,988  $        13  $       (31)  $    6,970
                                     ==========  ===========  ============  ==========

The maturity dates of the Company's investments as of December 31, 1999, are summarized below (in thousands):

                                     COST/
                                   AMORTIZED  ESTIMATED
                                      COST   FAIR VALUE
                                     ------  -----------
Classified as available-for-sale:
  Due in 2000                        $3,923  $     3,919
  Due in 2001 through 2004            2,350        2,322
  Due in 2005 through 2009              623          632
  Due after 2009                         92           97
                                     ------  -----------

    Total available-for-sale         $6,988  $     6,970
                                     ======  ===========


The Company's investments as of December 31, 1998 are summarized below (in thousands). The estimated fair value of investments is based on quoted market prices.

                                       COST/        GROSS        GROSS      ESTIMATED
                                     AMORTIZED   UNREALIZED    UNREALIZED      FAIR
                                        COST        GAINS        LOSSES       VALUE
                                     ----------  -----------  ------------  ----------
Classified as available-for-sale:
  U.S. government and its agencies   $    3,538  $       100  $        --   $    3,638
  State obligations                         674           32           --          706
  Corporate bonds                           376           --          (57)         319
  Equity securities                       2,715           --         (665)       2,050
  Municipal obligations                     448           23           --          471
                                     ----------  -----------  ------------  ----------

    Total available-for-sale         $    7,751  $       155  $      (722)  $    7,184
                                     ==========  ===========  ============  ==========

NOTE  5.  PROPERTY  AND  EQUIPMENT
----------------------------------

Property and equipment is recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets as follows: buildings - 30 years; leasehold improvements - 5 to 25 years; furniture, fixtures and other equipment - 3 to 10 years. The cost of maintenance and repairs is expensed as incurred, while significant improvements that extend the estimated useful life of an asset are capitalized. Upon the sale or other retirement of assets, the cost of any such assets and the related accumulated depreciation are removed from the books and any resulting gain or loss is recognized. The Company's property and equipment consists of the following (in thousands):

                                                            DECEMBER 31,    DECEMBER 31,
                                                                1999            1998
                                                           --------------  --------------
Buildings and improvements                                 $         165   $         165
Leasehold improvements                                               860             520
Furniture, fixtures and other equipment                           10,000           9,203
                                                           --------------  --------------
  Total, at cost                                                  11,025           9,888
Less - accumulated depreciation and amortization                  (6,209)         (3,783)
                                                           --------------  --------------

  Total, net of accumulated depreciation and amortization  $       4,816   $       6,105
                                                           ==============  ==============


NOTE  6.  IMPAIRMENT  OF  ASSETS
--------------------------------

INTANGIBLE  ASSETS

Management reviews for impairment of intangible assets that are used in the Company's operations on a periodic basis in accordance with accounting Principles Board Opinion No.17 ("APB No.17"). Management deems a group of assets to be impaired if estimated discounted future cash flows are less than the carrying amount of the assets. Estimates of future cash flows are based on management's best estimates of anticipated operating results over the remaining useful life of the assets.

During 1999, the Company recognized impairment losses of $24.6 million based on estimated discounted cash flows to be generated by each of the Company's intangible assets. The impairment was recognized for the goodwill and non-compete covenant related to the acquisition of First American Dental Benefits, Inc. in September 1996 ( $14.7 million ), the goodwill and non-compete covenant related to the acquisition of Advantage in May 1997 ($9.3 million), and the insurance license acquisition costs related to the acquisitions of two insurance companies in 1997 and 1992 ($0.6 million).

ASSETS  OF  DISCONTINUED  OPERATIONS  TRANSFERRED UNDER CONTRACTUAL ARRANGEMENTS

"Assets of discontinued operations transferred under contractual arrangements" consists of the historical cost of the net assets of certain general dental practices and certain orthodontic practices that were sold by the Company in 1998 and 1997 (see Note 3). During 1999, the Company reached an oral agreement with the purchaser of those practices (the "Purchaser") and another third party (the "New Purchaser"), under which the related promissory notes payable to the Company (the "Notes") would be liquidated. Under this agreement, the Purchaser would convey the dental and orthodontic practices that comprise the collateral for the Notes to the New Purchaser, in exchange for proceeds that would be paid to the Company in satisfaction of the Notes. Based on this agreement, the Company recorded a $4.4 million charge to earnings (net of income tax benefit of $2.1 million) during 1999, to reduce the carrying value of "Assets of discontinued operations transferred under contractual arrangements" to their estimated realizable value. During March 2000 the Company entered into a definitive agreement with respect to this transaction, which is currently pending regulatory approval.

NOTES  RECEIVABLE

During the fourth quarter of 1998, the Company, in an effort to liquidate assets, offered to reduce the principal amount of the notes due from certain parties to whom it had sold dental practices (other than the Purchaser discussed in Note 3) in exchange for current cash payment in satisfaction of the notes. Accordingly, the Company provided a reserve of $1.8 million at December 31, 1998 to reflect the impact of its decision to actively pursue liquidation of the notes receivable.

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

NOTE  7.  CLAIMS  PAYABLE  AND  CLAIMS  INCURRED  BUT  NOT  REPORTED
--------------------------------------------------------------------

The Company is responsible for paying claims submitted by dentists for services provided to patients who have purchased dental coverage from the Company. Claims payable consists of claims submitted by the dentists but not yet paid by the Company. Claims incurred but not reported is an estimate of the claims that were incurred prior to the balance sheet date, but which have not yet been submitted to the Company as of the balance sheet date. The estimate of claims incurred but not reported is based primarily on the average historical lag time between the date of service and the date the related claim is submitted to the Company, as well as the recent trend in the aggregate amount of incurred claims per covered individual. Since the liability for incurred but not reported claims is necessarily an actuarial estimate, the amount of claims eventually submitted for services provided prior to the balance sheet date could differ significantly from the estimated liability.

Indemnity claims are related to services delivered to individuals covered by the Company's indemnity insurance plans. Specialist referral claims are related to specialist services delivered to individuals covered by the Company's managed care plans. Supplemental claims are related to primary care dental services delivered to individuals covered by the Company's managed care plans. The activity in the liability for each type of claim is shown below (in thousands). The activity in the liability for supplemental payments is not shown for 1998 and 1997 because it was not material in those years.

                                         SPECIALIST
                                INDEMNITY  REFERRAL SUPPLEMENTAL
                                 CLAIMS     CLAIMS    PAYMENTS     TOTAL
                                ---------  --------  ----------  ---------
  Balance at January 1, 1997    $  2,120   $ 1,010               $  3,130

  Incurred claims related to:
    Current year - 1997           18,100     8,126                 26,226
    Prior years                      (13)      (22)                   (35)
  Paid claims related to:
    Current year - 1997          (15,950)   (6,645)               (22,595)
    Prior years                   (2,107)     (988)                (3,095)
                                ---------  --------              ---------

  Balance at December 31, 1997     2,150     1,481                  3,631

  Incurred claims related to:
    Current year - 1998           16,909     7,251                 24,160
    Prior years                      794      (338)                   456
  Paid claims related to:
    Current year - 1998          (14,636)   (5,966)               (20,602)
    Prior years                   (2,944)   (1,143)                (4,087)
                                ---------  --------              ---------

  Balance at December 31, 1998  $  2,273   $ 1,285               $  3,558
                                =========  ========              =========

  Balance at January 1, 1999    $  2,273   $ 1,285   $     400   $  3,958

  Incurred claims related to:
    Current year - 1999           18,722     8,292       6,730     33,744
    Prior years                      186      (517)         42       (289)
  Paid claims related to:
    Current year - 1999          (14,497)   (6,932)     (5,879)   (27,308)
    Prior years                   (2,459)     (767)       (442)    (3,668)
                                ---------  --------  ----------  ---------

  Balance at December 31, 1999  $  4,225   $ 1,361   $     851   $  6,437
                                =========  ========  ==========  =========

The liability for claims payable and claims incurred but not reported is adjusted each period to reflect any differences between claims actually paid and previous estimates of the liability. During each of the years ended December 31, 1999, 1998, and 1997, the adjustments to the liability to reflect these differences, which are reflected in the above table, were not material.

NOTE  8.  NOTES  PAYABLE  AND  LONG-TERM  DEBT
----------------------------------------------

Notes  payable  and  long-term  debt  consisted of the following (in thousands):

                         DECEMBER 31,    DECEMBER 31,
                             1999            1998
                        --------------  --------------
Bank line of credit     $       7,045   $       8,000
Senior notes payable           32,500          32,500
Other note payable                255           1,894
                        --------------  --------------
  Total debt                   39,800          42,394
Less - current portion           (255)         (9,894)
                        --------------  --------------

  Long-term debt        $      39,545   $      32,500
                        ==============  ==============

In September 1997 the Company issued $32.5 million of unsecured senior notes payable. The senior notes are payable in annual installments of $6.5 million on each September 30, beginning in 2001, with a final maturity date of September 30, 2005. The interest rate on the notes was fixed at 8.91% at December 31, 1999.

In January 1998 the Company entered into an $8 million revolving line of credit facility with a bank, under which $7.0 million was outstanding at December 31, 1999. The outstanding balance under the credit facility is payable in full on January 29, 2000. The interest rate on the facility as of December 31, 1999, was equal to the bank's prime rate plus 3.0 % (11.0% at December 31, 1999). The loan is secured by all assets of the Company, including accounts receivable, real estate, other fixed assets, intangible assets, and a negative pledge on the stock of all the Company's subsidiaries.

In May 1999 the Company executed restructured credit agreements with respect to both the senior notes payable and the revolving line of credit facility. The restructured agreements provide for changes in interest rates and modifications to the financial covenants and reporting requirements, as well as required principal repayments. In connection with the execution of the restructured agreements, the Company obtained waivers for all prior and existing defaults and events of default under the previous credit agreements through May 28, 1999. In connection with the restructured agreements, the Company issued warrants to purchase 382,000 shares of common stock for $4.51 per share to the holder of the senior notes payable. The Company estimated that the fair value of these warrants was $320,000, based on an option-pricing model. Accordingly, this amount was charged to interest expense and credited to stockholders' equity during 1999. The warrants are exercisable at any time from January 1, 2000 to December 31, 2003. The warrants were cancelled in connection with the transaction completed on March 1, 2000 (see Note 14).

In connection with the restructured senior notes payable and the revolving line of credit facility, the Company is subject to various loan covenant requirements. The Company was not in compliance with those requirements as of December 31, 1999. However, the outstanding balances under the senior notes payable and the revolving line of credit facility are classified as long-term on the accompanying consolidated balance sheet, due to the transaction completed on March 1, 2000 (see Note 14). The Company expects that all of the outstanding debt under the senior notes payable and the revolving credit facility will be converted to convertible preferred stock in 2000, pursuant to the transaction discussed in Note 14.

NOTE  9.  INCOME  TAXES
-----------------------

The Company's accounting for income taxes is in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of deferred tax liabilities and assets is based on existing tax laws. SFAS No. 109 also requires an entity to record a valuation allowance related to deferred tax assets in the event that available evidence indicates that the future tax benefits related to the deferred tax assets may not be realized. A valuation allowance is required when it is more likely than not that the deferred tax assets will not be realized.

The Company's federal and state income tax expense (benefit) is as follows (in thousands):

                                                                 YEAR  ENDED  DECEMBER  31,
                                                                ----------------------------
                                                                  1999      1998      1997
                                                                --------  --------  --------
    Income tax expense (benefit) from continuing operations:
          Currently payable -  Federal                          $   648   $   (31)  $ 1,585
          State                                                     358        11       407
     Deferred - Federal                                           6,613    (2,667)     (483)
          State                                                   3,318      (719)     (138)
                                                                --------  --------  --------
    Income tax expense (benefit) from continuing operations      10,934    (3,406)    1,371
    Income tax expense (benefit) from discontinued operations    (2,087)   (1,554)   (4,547)
                                                                --------  --------  --------

          Total income tax expense (benefit)                    $ 8,847   $(4,960)  $(3,176)
                                                                ========  ========  ========

A reconciliation of the expected federal income tax expense (benefit) based on the statutory rate to the actual income tax expense (benefit) on income (loss) from continuing operations is as follows (in thousands):

                                                        YEAR  ENDED  DECEMBER  31,
                                        ------------------------------------------------------
                                               1999               1998               1997
                                        ------------------  -----------------  ---------------
                                         AMOUNT       %      AMOUNT      %      AMOUNT     %
                                        ---------  -------  --------  -------  --------  -----
  Expected federal income tax
    expense (benefit)                   $(12,491)  (34.0)%  $(3,820)  (35.0)%  $ 1,047   35.0%
  State income tax expense (benefit),
    net of effect on federal tax           1,903      5.2      (497)    (4.5)      158    5.3
  Tax-exempt income                          (17)    (0.1)      (19)    (0.2)      (35)  (1.2)
  Goodwill and impairments                 8,190     22.3       254      2.3       186    6.2
  Transaction loss                            --       --       670      6.1        --     --
  Other                                      468      1.3         6      0.1        15    0.5
  Valuation allowance                     12,881     35.1        --       --        --     --
                                        ---------  -------  --------  -------  --------  -----
    Actual income tax
      expense (benefit)                 $ 10,934     29.8%  $(3,406)  (31.2)%  $ 1,371   45.8%
                                        =========  =======  ========  =======  ========  =====


Deferred  tax  assets  are  related  to  the  following  (in  thousands):

                                                           DECEMBER 31,
                                                        ------------------
                                                          1999      1998
                                                        ---------  -------
Current deferred tax assets (liabilities):
  Claims payable and incurred but not reported claims   $     --   $  459
  State income taxes                                         (18)    (501)
  Amortization of prepaid expense                           (188)     (23)
  Accrued expenses                                           429       --
  Other                                                      279      132
                                                        ---------  -------
  Total current deferred tax assets                          502       67
  Valuation allowance                                       (502)      --
                                                        ---------  -------

    Net current deferred tax assets                     $     --   $   67
                                                        =========  =======

Long-term deferred tax assets (liabilities):
  Reserve for revenue adjustments and note impairment   $  2,683   $1,697
  Net operating loss carry-forward                         4,994    2,253
  Gain on sale of dental offices                           6,696    5,200
  Depreciation and amortization                            2,373     (875)
  Other                                                       18      140
                                                        ---------  -------
  Total long-term deferred tax assets                     16,764    8,415
  Valuation allowance                                    (16,764)      --
                                                        ---------  -------

    Net current deferred tax assets                     $     --   $8,415
                                                        =========  =======

During 1999 the Company recorded a charge to earnings to establish a valuation allowance against its deferred tax assets. The amount of the allowance is equal to the total amount of its deferred tax assets, which was $17.3 million at December 31, 1999. The Company's deferred tax assets have been fully reserved due to uncertainty about whether they will be realized in the future, primarily due to operating losses incurred by the Company in 1998 and 1999 and the existence of significant net operating loss carry-forwards. As of December 31, 1999, the Company had net operating loss carry-forwards for federal and state tax purposes of approximately $12.5 million and $8.2 million, which begin to expire in 2018 and 2003, respectively.

NOTE  10.  COMMITMENTS  AND  CONTINGENCIES
------------------------------------------

LEASE  COMMITMENTS

The Company leases several administrative offices, computer equipment and furniture under operating leases. Rental expense under these operating leases was $3,823,000, $1,501,000, and $1,217,000 in 1999, 1998 and 1997, respectively.
Future minimum rental payments required under non-cancelable operating leases with a remaining term in excess of one year as of December 31, 1999, are as follows (in thousands):

            YEAR ENDING
            DECEMBER 31,        AMOUNT
          ----------------  -------------

          2000              $       3,811
          2001                      2,907
          2002                      2,719
          2003                      2,341
          2004                      1,983
       Thereafter                   4,289

EMPLOYMENT  AGREEMENT  COMMITMENTS

The Company has employment agreements with certain executive officers of the Company. Future minimum payments under these employment agreements are as follows (in thousands):

            YEAR ENDING
            DECEMBER 31,        AMOUNT
          ----------------  -------------

          2000              $         528
          2001                        170

LITIGATION

The Company is a defendant in various lawsuits arising in the normal course of business. In the opinion of management, the ultimate outcome of existing litigation will not have a material effect on the Company's consolidated financial position or results of operations. In December 1999, a shareholder lawsuit against the Company was filed, which alleges that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. The Company has directors and officers liability insurance and intends to vigorously defend this litigation. In the opinion of the Company's management, the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

CONTINGENT  LEASE  OBLIGATIONS

The Company sold all of its general dental practices and its orthodontic practices during 1996, 1997 and 1998, as discussed in Note 3. In connection with the sale of those practices, all the purchasers of those practices agreed to make all the remaining lease payments related to the dental offices used by those practices. However, the Company remains secondarily liable for the lease payments in the event that the purchasers of those practices fail to make those payments. At December 31, 1999, the aggregate contingent liability of the Company related to all of these leases was approximately $8 million over the terms of the various lease agreements. However, as of December 31, 1999, management has not been notified of any defaults that would materially affect the Company's financial position.

EMPLOYEE  RETIREMENT  PLAN

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code (the "Plan"). Under the Plan, employees are permitted to make contributions to a retirement account through payroll deductions from pre-tax earnings. Employees are fully vested in contributions made from payroll deductions. In addition, the Company may, at its discretion, make additional contributions to the Plan. The Company made no contributions to the Plan in 1999, 1998 or 1997.

BUSINESS  SEGMENT  INFORMATION

The Company is engaged in the provision of dental benefit plans to employers, associations and individuals. The operation of the general dental practices and the orthodontic practices has been discontinued. The last of the discontinued operations were divested effective April 1, 1998. Following the April 1, 1998 divestiture, the Company's sole line of business is providing dental benefits to employer groups, associations and individuals.

NOTE  11.  CAPITAL  STOCK
-------------------------

STOCK  REPURCHASES

As of December 31, 1999, the Company had 3,274,788 shares of treasury stock, which were acquired by the Company for an aggregate of $18.1 million. The board of directors of the Company has authorized management to repurchase an additional 691,800 shares of the Company's common stock in either open market or private transactions.

STOCK  OPTION  PLAN

The Company has a stock option plan (the "Plan") that authorizes the granting of both incentive and non-qualified stock options to purchase an aggregate of 1,700,000 shares of common stock. Either incentive or non-qualified stock options may be granted to executive officers and other employees of the Company. As of December 31, 1999, all stock options granted to employees were incentive stock options. Non-qualified stock options may be granted to non-employee directors of the Company. Under the Plan, the exercise price of any stock option granted must be at least equal to the market value of the Company's common stock on the date the option is granted. The Plan is administered by the Compensation and Stock Option Committee of the board of directors of the Company.

SFAS No. 123, Accounting for Stock-Based Compensation, provides a choice of two different methods of accounting for stock options granted to employees. SFAS No. 123 encourages, but does not require, entities to recognize compensation expense equal to the fair value of employee stock options granted. Under this method of accounting, the fair value of a stock option is measured at the grant date, and compensation expense is recognized over period in which the stock option becomes exercisable. Alternatively, an entity may choose to use the accounting method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, no compensation expense is recognized as long as the exercise price of each stock option is at least equal to the market price of the underlying stock at the time of the grant. If an entity chooses to use the accounting method described in APB No. 25, SFAS No. 123 requires that the pro forma effect of using the fair value method of accounting on its net income be disclosed in a note to the financial statements. The Company has chosen to use the accounting method described in APB No. 25.

The  following  is  a  summary  of  activity  in  stock  options:


                                                            YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          1999       1998      1997
                                                        ---------  --------  ---------
Outstanding at beginning of year                         769,800   638,017    510,817
Stock options granted                                     55,000   184,000    168,000
Stock options exercised                                       --        --    (30,666)
Stock options canceled                                   (69,500)  (52,217)   (10,134)
                                                        ---------  --------  ---------

Outstanding at end of year                               755,300   769,800    638,017
                                                        =========  ========  =========

Exercisable at end of year                               551,000   455,066    363,228

Weighted average exercise price of options granted      $   3.72   $  9.11  $    12.59
Weighted average exercise price of options exercised          --        --       4.35
Weighted average exercise price of options canceled        12.70     12.45      14.59
Weighted average exercise price of options outstanding      9.88     10.58      11.13
Weighted average exercise price of options exercisable     10.39     10.10       9.17

The  following  is  a summary of stock options outstanding at December 31, 1999:

   RANGE OF         OPTIONS       WEIGHTED        WEIGHTED       SHARES       WEIGHTED
   EXERCISE       OUTSTANDING      AVERAGE         AVERAGE     EXERCISABLE    AVERAGE
    PRICE          12/31/99     REMAINING LIFE  EXERCISE PRICE  12/31/99   EXERCISE PRICE
---------------  ------------  ---------------  --------------  ---------  ---------------
$  3.44 - 5.00        196,000       4.01        $         4.38    130,333         $ 4.61
   7.25 - 10.04       216,000       6.94                  9.53    123,333           9.48
  10.25 - 13.06       226,900       5.98                 11.29    189,267          11.19
  15.75 - 15.75        50,400       6.22                 15.75     50,400          15.75
  17.33 - 20.75        66,000       6.67                 18.08     57,667          18.09
                    ---------                                    --------
    Total             755,300       5.80        $         9.88    551,000  $       10.39
                 ============                                   =========

The weighted average fair value of stock options granted during 1999, 1998, and 1997, was $2.73, $5.93, and $4.56 per share, respectively. In accordance with SFAS No. 123, the following table shows the pro forma effect of using the fair value method of accounting for stock options (in thousands, except for per share amounts):

                                   YEAR ENDED DECEMBER 31,
                               ------------------------------
                                 1999       1998       1997
                               ---------  ---------  --------
  Net loss, as reported        $(52,036)  $ (9,938)  $(5,493)
  Pro forma net loss            (52,360)   (10,325)   (5,846)

  Loss per share, as reported    (10.96)     (2.09)    (1.12)
  Pro forma loss per share       (11.03)     (2.18)    (1.19)

SFAS No. 123 requires a public entity to estimate the fair value of stock-based compensation by using an option-pricing model that takes into account certain facts and assumptions. The facts and assumptions that must be taken into account are the exercise price, the expected life of the option, the current stock price, the expected volatility of the stock price, the expected dividends on the stock, and the risk-free interest rate. The option-pricing models commonly used were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the stock options granted by the Company. The Company estimated the fair value of each stock option as of the date of grant by using the Black-Scholes option-pricing model. The facts and assumptions used to determine the fair value of stock options granted were an average expected life of four years, expected volatility of 97% in 1999, 50% in 1998, and 38% in 1997, no expected dividends, and a risk-free interest rate of approximately 6%. The assumptions regarding the expected life of the options and the expected volatility of the stock price are subjective, and these assumptions greatly affect the estimated fair value amounts.

NOTE  12.  INVESTMENT  AND  OTHER  INCOME
-----------------------------------------

Investment  and  other  income  consists  of  the  following  (in  thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                       1999     1998    1997
                                                      -------  ------  -------
  Net realized gains (losses) on sale of investments  $1,200   $(410)  $  (18)
  Interest income                                        932     268    1,326
  Other, net                                             (65)    766        8
                                                      -------  ------  -------

  Total investment and other income                   $2,067   $ 624   $1,316
                                                      =======  ======  =======

Note13.  UNAUDITED  SELECTED  QUARTERLY  INFORMATION
----------------------------------------------------

RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the quarters ended March 31, 1999 and June 30, 1999, the Company determined that it had overstated its revenue and earnings for those two quarters, and that various other amounts in the balance sheets and statements of operations including accounts receivables, deferred income taxes, and deferred revenue as stated below required modification. As a result, the financial statements for the quarters ended March 31, 1999, and June 30, 1999 have been restated to properly state such amounts. The restated amounts are reflected in the unaudited quarterly results of operations shown below.

QUARTERLY  RESULTS  OF  OPERATIONS

Unaudited quarterly results of operations for the years ended December 31, 1999 and 1998 are shown below (in thousands, except per share data). The unaudited quarterly results should be read in conjunction with the accompanying audited financial statements.

                                                      MARCH  31,  1999          JUNE  30,  1999
                                                 ------------------------  ------------------------
                                                      AS                        AS
                                                  PREVIOUSLY       AS       PREVIOUSLY       AS
                                                   REPORTED     RESTATED     REPORTED     RESTATED
                                                 ------------  ----------  ------------  ----------
  Cash                                           $     1,251   $   1,553   $     3,085   $   3,508
  Investments available-for-sale                       2,774       2,774         2,715       2,715
  Accounts receivable                                  6,344       4,339         4,917       3,598
  Notes receivable                                    10,878          --         3,052          --
  Income taxes receivable                                 77         355         4,076       3,386
  Deferred income taxes                                6,447          67         6,478          67
  Assets held for sale                                 3,562       3,562            --          --
  Other current assets                                   747         658           653         508
                                                 ------------  ----------  ------------  ----------
    Total current assets                              32,080      13,308        24,976      13,782

  Property and equipment                               6,150       5,664         6,384       5,363
  Restricted cash and investments                      4,484       4,484         4,099       4,099
  Investments available-for-sale                       1,776       1,776         2,255       2,255
  Notes receivable                                     4,161       4,081         4,161       4,575
  Assets of discontinued operations
    transferred under contractual arrangements            --       8,950            --       3,599
  Intangible assets                                   31,370      31,361        30,932      31,885
  Deferred income taxes                                  539       8,189           539       8,220
  Other assets                                           240         286           237         284
                                                 ------------  ----------  ------------  ----------

    Total assets                                 $    80,800   $  78,099   $    73,583   $  74,062
                                                 ============  ==========  ============  ==========

  Accounts payable                               $    10,300   $   4,110   $    11,919   $   6,315
  Accrued expenses                                        --       6,151            --       5,766
  Short-term debt                                      9,695       9,695         7,598       7,598
  Income taxes payable                                   493          --            69          --
  Claims payable and claims incurred
    but not reported                                   3,858       4,104         4,224       4,715
  Deferred revenue                                       739       1,000         1,158       1,680
                                                 ------------  ----------  ------------  ----------
    Total current liabilities                         25,085      25,060        24,968      26,074

  Long-term debt                                      32,500      32,500        32,500      32,500
  Other long-term liabilities                            302       1,259           293       1,303

  Common stock                                        21,509      21,509        21,509      21,509
  Retained earnings                                   19,507      15,874        12,461      10,824
  Accumulated other comprehensive
    income (loss)                                         20          20           (25)        (25)
  Treasury stock, at cost                            (18,123)    (18,123)      (18,123)    (18,123)
                                                 ------------  ----------  ------------  ----------
    Total stockholders' equity                        22,913      19,280        15,822      14,185
                                                 ------------  ----------  ------------  ----------

    Total liabilities and stockholders' equity   $    80,800   $  78,099   $    73,583   $  74,062
                                                 ============  ==========  ============  ==========

                                                                                    1999
                                                 ------------------------------------------------------------------------
                                                       FIRST  QUARTER         SECOND  QUARTER
                                                 ------------------------  -----------------------
                                                      AS                        AS
                                                  PREVIOUSLY       AS       PREVIOUSLY       AS        THIRD     FOURTH
                                                   REPORTED     RESTATED     REPORTED     RESTATED    QUARTER    QUARTER
                                                 ------------  ----------  ------------  ----------  ---------  ---------
  Premium revenue                                $    24,755   $  23,863   $    25,050   $  23,989   $ 24,065   $ 24,308
  Health care services expense                        16,442      16,518        16,509      16,718     17,074     17,249
  Selling, general and administrative                  7,712       9,111         9,339       9,332     10,144      8,454
  Loss on impairment of
    assets                                                --          --            --          --     24,576         --
                                                 ------------  ----------  ------------  ----------  ---------  ---------

  Operating income (loss)                                601      (1,766)         (798)     (2,061)   (27,729)    (1,395)

  Investment and other income                          1,552       1,503           789         437       (147)       274
  Interest expense                                      (947)       (947)       (1,102)     (1,102)    (2,801)    (1,005)
  Loss on impairment of assets                            --          --       (10,355)         --         --         --
                                                 ------------  ----------  ------------  ----------  ---------  ---------

  Income (loss) before income taxes                    1,207      (1,210)      (11,466)     (2,726)   (30,677)    (2,126)
  Income tax expense (benefit)                           422        (350)       (4,420)       (940)     12,224         --
                                                 ------------  ----------  ------------  ----------  ---------  ---------

  Income (loss) before
    discontinued operations                              785        (860)       (7,046)     (1,786)   (42,901)    (2,126)
  Loss from operations to be disposed of                  --          --            --      (3,264)    (1,099)        --
                                                 ------------  ----------  ------------  ----------  ---------  ---------
  Net income (loss)                              $       785   $    (860)  $    (7,046)  $  (5,050)  $(44,000)  $ (2,126)
                                                 ============  ==========  ============  ==========  =========  =========

  Basic and diluted earnings (loss) per share:
    Income (loss) from continuing
      operations                                 $      0.17   $   (0.18)  $     (1.48)  $   (0.38)  $  (9.04)  $  (0.45)
  Income (loss) from discontinued
    operations                                            --          --            --       (0.69)     (0.23)        --
                                                 ------------  ----------  ------------  ----------  ---------  ---------

  Net income (loss)                              $      0.17   $   (0.18)  $     (1.48)  $   (1.07)  $  (9.27)  $  (0.45)
                                                 ============  ==========  ============  ==========  =========  =========

  Weighted average basic shares
    outstanding                                        4,747       4,747         4,747       4,747      4,747      4,747

                                                           1998
                                        ------------------------------------------
                                          FIRST     SECOND      THIRD     FOURTH
                                         QUARTER    QUARTER    QUARTER    QUARTER
                                        ---------  ---------  ---------  ---------


  Premium revenue                       $ 24,396   $ 24,440   $ 23,504   $ 25,109
  Health care services expense            16,431     16,288     16,539     16,762
  Selling, general and administrative      7,300      7,172      7,920     13,867
                                        ---------  ---------  ---------  ---------

    Operating income (loss)                  665        980       (955)    (5,520)

  Investment and other income                766        (35)      (948)       841
  Interest expense                          (922)      (973)    (1,020)    (1,396)
  Loss on impairment of assets                --         --         --     (2,397)
                                        ---------  ---------  ---------  ---------

    Income (loss) before income taxes        509        (28)    (2,923)    (8,472)
  Income tax expense (benefit)               233         25       (988)    (2,676)
                                        ---------  ---------  ---------  ---------

    Income (loss) before
      discontinued operations                276        (53)    (1,935)    (5,796)
  Income (loss) from discontinued
  operations                                (742)    (1,566)      (122)        --
  Income (loss) on disposal of
    orthodontic and dental practices          --         --         --         --
                                        ---------  ---------  ---------  ---------

    Net income (loss)                   $   (466)  $ (1,619)  $ (2,057)  $ (5,796)
                                        =========  =========  =========  =========

  Basic earnings (loss) per share:
    Income (loss) from continuing
      operations                        $   0.06   $  (0.01)  $  (0.41)  $  (1.22)
  Income (loss) from discontinued
    operations                             (0.16)     (0.33)     (0.02)        --
                                        ---------  ---------  ---------  ---------

    Net income (loss)                   $  (0.10)  $  (0.34)  $  (0.43)  $  (1.22)
                                        =========  =========  =========  =========

  Weighted average basic shares
    outstanding                            4,747      4,747      4,747      4,747

  Diluted earnings (loss) per share:
    Income (loss) from continuing
      operations                        $   0.06   $  (0.01)  $  (0.41)  $  (1.22)
  Income (loss) from discontinued
    operations                             (0.16)     (0.33)     (0.02)        --
                                        ---------  ---------  ---------  ---------

    Net income (loss)                   $  (0.10)  $  (0.34)  $  (0.43)  $  (1.22)
                                        =========  =========  =========  =========

  Weighted average diluted shares
    outstanding                            4,820      4,747      4,747      4,747


FOURTH  QUARTER  ADJUSTMENTS

During the fourth quarter of 1998, the Company determined that certain aged accounts receivable balances were uncollectible, and accordingly, recorded an $3.5 million increase in its reserves for doubtful accounts during the quarter ended December 31, 1998.

RECLASSIFICATIONS

Certain amounts in the financial statements for the quarters ended March 31, 1999 and June 30, 1999 have been reclassified to conform to the presentation used in the financial statements for the year ended December 31, 1999.

NOTE  14.  SUBSEQUENT  EVENT
----------------------------

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

The convertible preferred stock would not accrue dividends of any kind, and would be convertible into common stock at the option of the holder. The convertible preferred stock would entitle the holder to one vote for each share of common stock into which the preferred stock is convertible, with respect to all matters voted on by the common stockholders of the Company. As a result of this transaction, after regulatory approval is obtained, the existing stockholders of the Company would own approximately 14% of the common stock interests of the Company. Under this agreement, the Company agreed to place new directors on its board of directors, who represent the Investors, the Senior Note Holder and the Bank, and who constitute a majority of the board of directors. The conversion of the Company's outstanding debt to convertible preferred stock, as described above, is currently pending regulatory approval.

                   SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                                       SCHEDULE II
                            VALUATION AND QUALIFYING ACCOUNTS
                      YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                     (IN THOUSANDS)


                                 BALANCE AT CHARGED TO CHARGED TO              BALANCE AT
                                 BEGINNING  COST AND    OTHER                     END
                                  OF YEAR   EXPENSES   ACCOUNTS    WRITE-OFFS   OF YEAR
                                  --------  ---------  ---------  ------------  --------
YEAR ENDED DECEMBER 31, 1997:

Allowance for doubtful accounts:
  Accounts receivable             $    531  $   1,058  $      --  $      (528)  $  1,061

  Long-term notes receivable      $     --  $   2,205  $      --  $        --   $  2,205

YEAR ENDED DECEMBER 31, 1998:

Allowance for doubtful accounts:
  Accounts receivable             $  1,061  $   1,733  $      --  $      (851)  $  1,942

  Long-term notes receivable      $  2,205  $     833  $      --  $    (1,018)  $  2,020

YEAR ENDED DECEMBER 31, 1999:

Allowance for doubtful accounts:
  Accounts receivable             $  1,942  $     481  $      --  $    (1,369)  $  1,054

  Long-term notes receivable      $  2,020  $   1,819  $      --  $        --   $  3,839