Form 10-Q
period 2000-03-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 2000-05-15
CIK 727303

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                   Yes  X  No
                                       --     --

The number of shares of registrant's common stock, par value $.01 per share, outstanding at April 30, 2000, was 4,747,498 shares (not including 3,274,788 shares of common stock held in treasury).

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                         INFORMATION INCLUDED IN REPORT

                                                                            Page
                                                                            ----

Part  I.              Financial  Information  (unaudited)
--------              -----------------------------------
         Item  1.     Consolidated  Financial  Statements                      1
         --------     -----------------------------------
                      Consolidated  Balance  Sheets                            1
                      -----------------------------
                      Consolidated  Statements  of  Operations                 2
                      ----------------------------------------
                      Consolidated  Statements  of  Cash  Flows                3
                      -----------------------------------------
                      Notes  to  Consolidated  Financial  Statements           4
                      ----------------------------------------------
          Item  2.    Management's  Discussion  and  Analysis
                      of Financial Condition and Results  of  Operations       9
          -------     --------------------------------------------------
          Item  3.    Quantitative  and  Qualitative
                      Disclosures about Market Risk                           11
          -------     -----------------------------
Part  II.             Other  Information                                      12
---------             ------------------
          Item  1.    Legal  Proceedings                                      12
          --------    ------------------
          Item  2.    Recent  Sales  of  Unregistered  Securities             12
          --------    -------------------------------------------
          Item  3.    Defaults  upon  Senior  Securities                      12
          --------    ----------------------------------
          Item  5.    Other  Information                                      12
          --------    ------------------
          Item  6.    Exhibits  and  Reports  on  Form  8-K                   12
          --------    -------------------------------------
SIGNATURES                                                                    13
----------

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)

                                                                                MARCH 31,     DECEMBER 31,
                                                                                   2000           1999
                                                                               ------------  --------------
ASSETS                                                                         (unaudited)
Current assets:
Cash and cash equivalents                                                      $     2,022   $       1,639
Investments available-for-sale, at estimated fair value                              9,585           3,361
Accounts receivable, net of allowances                                               2,872           2,978
Income taxes receivable                                                                 --             480
Prepaid expenses and other current assets                                              628             641
                                                                               ------------  --------------
    Total current assets                                                            15,107           9,099

Property and equipment, net of accumulated depreciation                              4,168           4,816
Restricted cash and investments available for sale, at estimated fair value          3,483           3,454
Investments available-for-sale, at estimated fair value                                547             515
Notes receivable, net of allowances                                                  3,150           3,505
Assets of discontinued operations transferred under contractual arrangements         2,500           2,500
Intangible assets, net of accumulated amortization                                   4,689           4,437
Other assets                                                                           250             251
                                                                               ------------  --------------

    Total assets                                                               $    33,894   $      28,577
                                                                               ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                             $     3,772   $       5,771
  Accrued expenses                                                                   4,089           3,691
  Claims payable and claims incurred but not reported                                6,792           6,437
  Short-term debt                                                                      180             255
  Deferred revenue                                                                   2,288           1,975
                                                                               ------------  --------------
     Total current liabilities                                                      17,121          18,129

Long-term debt                                                                      47,545          39,545
Other long-term liabilities                                                          3,298           2,517
                                                                               ------------  --------------
     Total liabilities                                                              67,964          60,191
                                                                               ------------  --------------

Stockholders' equity (deficit):
  Preferred stock                                                                       --              --
  Common stock                                                                      21,829          21,829
  Retained earnings (accumulated deficit)                                          (37,763)        (35,302)
  Accumulated other comprehensive income (loss)                                        (13)            (18)
  Treasury stock, at cost                                                          (18,123)        (18,123)
                                                                               ------------  --------------
     Total stockholders' equity (deficit)                                          (34,070)        (31,614)
                                                                               ------------  --------------

     Total liabilities and stockholders' equity (deficit)                      $    33,894   $      28,577
                                                                               ============  ==============

          See accompanying Notes to Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            2000           1999
                                                        -------------  -------------
                                                                       (As restated)
                                                                        (see Note 6)
Premium revenue                                         $     24,463   $     23,863

Health care services expense                                  17,505         16,518
Selling, general and administrative expense                    8,646          9,111
                                                        -------------  -------------

Operating loss                                                (1,688)        (1,766)

Investment and other income                                      259          1,503
Interest expense                                              (1,032)          (947)
                                                        -------------  -------------

Loss before income taxes                                      (2,461)        (1,210)
Income tax benefit                                                --           (350)
                                                        -------------  -------------

Net loss                                                $     (2,461)  $       (860)
                                                        =============  =============

Basic and diluted loss per share                        $      (0.52)  $      (0.18)

Weighted average basic and diluted shares outstanding          4,747          4,747

             See accompanying Notes to Consolidated Financial Statements.

                 SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (IN THOUSANDS)
                                     (UNAUDITED)
                                                                   2000        1999
                                                                 --------  -------------
                                                                           (As restated)
                                                                            (see Note 6)
Cash flows from operating activities:
  Net loss                                                     $  (2,461)  $       (860)
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                   752          1,112
     Deferred income taxes                                            --            226
  Changes in operating assets and liabilities:
     Accounts receivable                                             106           (994)
     Income taxes receivable                                         480            130
     Prepaid expenses and other assets                                14           (245)
     Accounts payable and accrued expenses                        (1,601)           214
     Deferred revenue                                                313            (22)
     Claims payable and claims incurred but not reported             355            546
     Noncurrent assets and liabilities                               425             90
                                                                 --------  -------------
     Net cash provided by (used in) operating activities          (1,617)           197

Cash flows from investing activities:
  Purchase of investments available-for-sale                      (8,850)        (13,695)
  Proceeds from sales/maturity of investments available for sale   2,570          12,497
  Purchases of property and equipment                                 --            (225)
  Payments received on notes receivable                              355              --
                                                                 --------  --------------
     Net cash provided by (used in) investing activities          (5,925)         (1,423)

Cash flows from financing activities:
  Borrowings on long-term debt                                     8,000              --
  Payments on notes payable and long-term debt                       (75)           (199)
                                                                 --------  --------------
     Net cash provided by (used in) financing activities           7,925            (199)
                                                                 --------  --------------
Net increase (decrease) in cash                                      383          (1,425)
Cash balance at beginning of period                                1,639           2,978
                                                                 --------  --------------
Cash balance at end of period                                  $   2,022   $       1,553
                                                                 ========  ==============

           See  accompanying  Notes  to  Consolidated  Financial  Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1.  BASIS  OF  REPORTING
------------------------------

The accompanying unaudited consolidated financial statements of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") for the three months ended March 31, 2000 and 1999, have been prepared in accordance with accounting principles generally accepted in the United States of America, applicable to interim periods. The accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, and omit certain footnote disclosures and other information necessary to present the Company's financial position and results of operations in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Management believes the disclosures herein are adequate to make the accompanying financial statements not misleading.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recoverability and classification of assets, or to the amounts and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern. During the quarter ended March 31, 2000, and the years ended December 31, 1999 and 1998, the Company incurred net losses of $2.5 million, $52.0 million and $9.9 million, respectively, and net cash used by operating activities was $1.6 million, $0.6 million and $2.0 million, respectively. As of March 31, 2000, the Company was in violation of certain financial covenants contained in the credit agreements related to its revolving credit facility and senior notes payable. However, both lenders have agreed not to demand or accept any payment under these credit agreements, and not to take any enforcement actions of any kind under those agreements until April 30, 2001 (see Note 4).

As of March 31, 2000, and December 31, 1999, the Company's current liabilities exceeded its current assets by $2.0 million and $9.0 million, respectively. The Company believes this negative working capital position will be mitigated by its plans to return the Company to profitability, as described below. The Company also intends to sell certain long-term assets during the next several months, although there can be no assurance it will be successful in doing so.

In March 2000 the Company entered into an agreement with an investor group and its primary lenders, under which the investor group and the primary lenders agreed to convert all of the Company's outstanding debt to convertible preferred stock (see Note 4). This conversion is currently pending regulatory approval of the change in control of the Company that would result from the conversion. In connection with this agreement, the Company obtained a new president and chief executive officer, and certain new directors.

Management believes the Company's ability to continue as a going concern depends on its return to profitable operations, its ability to generate sufficient cash flow to meet its obligations on a timely basis, and its ability to obtain additional financing as may be required. To return the Company to profitability, management is taking action to increase premium rates, reduce certain types of non-standard provider payments, reduce the number of its employees by consolidating certain administrative functions in one location, reduce the amount of office space used, and reduce various other selling, general and administrative expenses. Management's plans also include enhanced programs for customer retention, increasing the efficiency of its provider network, and streamlining operations with a focus toward strengthening customer service. Management believes the results of its plans will enable the Company to meets its ongoing obligations on a timely basis and return to profitable operations.
The Company also believes it will be able to obtain additional financing, if necessary, to support its operations.

NOTE  2.  INVESTMENTS
---------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, and in accordance with management's intent, the Company has classified its entire investment portfolio as "available-for-sale." Investments classified as available-for-sale are carried at fair value and unrealized gains and losses, net of applicable income taxes, are reported in a separate caption of stockholders' equity. At March 31, 2000, and December 31, 1999, the Company had net unrealized losses of $13,000 and $18,000, respectively, which is reflected in stockholders' equity under "Accumulated other comprehensive income (loss)."

NOTE  3.  ASSETS  OF  DISCONTINUED  OPERATIONS  TRANSFERRED  UNDER  CONTRACTUAL
-------------------------------------------------------------------------------
ARRANGEMENTS
------------

During the three months ended September 30, 1997, the Company sold several general dental practices to a single purchaser (the "Purchaser") in exchange for $8.0 million of long-term promissory notes. In April 1998 the Company also sold several orthodontic practices to the Purchaser in exchange for $15.0 million of long-term promissory notes. During 1997 and 1998, other entities that purchased four other general dental practices from the Company conveyed those practices to the Purchaser in exchange for the assumption of the related promissory notes payable to the Company. At the time of the conveyances of these practices to the Purchaser, the related promissory notes had an aggregate outstanding principal balance of $1.9 million. During 1997 and 1998, the Company loaned a total of $1.6 million to the Purchaser, which was used for working capital purposes by the Purchaser.

Due to uncertainty about the Purchaser's ability to meet its commitments to the Company under the promissory notes, the Company did not treat the sale transactions with the Purchaser as sales for accounting purposes. Accordingly, the related promissory notes and the working capital loans are not reflected in the accompanying financial statements. Instead, the historical cost of the net assets of the related general dental and orthodontic practices, less the interest payments received from the Purchaser, is reflected on the Company's balance sheet under the caption "Assets of discontinued operations transferred under contractual arrangements." The Company's financial statements do not reflect any gains on these sale transactions, and do not reflect any interest income on the related promissory notes. In addition, the carrying value of the promissory notes related to the four practices that were transferred to the Purchaser was reduced to the historical cost of the net assets of the related dental practices. These assets are also reflected on the Company's balance sheet under the caption "Assets of discontinued operations transferred under contractual arrangements." The working capital loans were treated as expenses at the time the loans were made. In the opinion of management, this accounting treatment appropriately reflects the economic substance of the transactions, as distinct from the legal form of the transactions.

NOTE  4.  SHORT-TERM  AND  LONG-TERM  DEBT
------------------------------------------

Short-term  and  long-term  debt  consisted  of  the  following  (in thousands):

                              MARCH 31,    DECEMBER 31,
                                2000           1999
                             -----------  --------------
  Investor senior loan       $    8,000   $          --
  Revolving credit facility       7,045           7,045
  Senior notes payable           32,500          32,500
  Other notes payable               180             255
                             -----------  --------------
    Total debt                   47,725          39,800
  Less - current portion           (180)           (255)
                             -----------  --------------

  Long-term debt             $   47,545   $      39,545
                             ===========  ==============

On March 1, 2000, the Company entered into an agreement (the "Agreement") with an investor group (the "Investors"), the holder of the senior notes payable (the "Senior Note Holder"), and the revolving credit facility lender (the "Bank"). Under the Agreement, the Investors loaned $8.0 million to the Company in the form of an investor senior loan, which is due April 30, 2001, and bears interest at 10% annually. The Investors, the Senior Note Holder, and the Bank agreed to convert the $8.0 million investor senior loan, the $32.5 million of senior notes payable, and the outstanding balance of $7.0 million under the revolving credit facility to convertible preferred stock, subject to regulatory and shareholder approval, as described below.

The convertible preferred stock would not accrue dividends of any kind, and would be convertible into common stock at the option of the holder. The convertible preferred stock would entitle the holder to one vote for each share of common stock into which the preferred stock is convertible, with respect to all matters voted on by the common stockholders of the Company. The conversion of the Company's outstanding debt to convertible preferred stock is currently pending regulatory approval of the change in control of the Company that would result from this conversion. After regulatory approval of the change in control is obtained, and the conversion of the Company's outstanding debt to convertible preferred stock is completed, the existing stockholders of the Company would own approximately 14% of the common stock interests of the Company.

Under the Agreement, both the Senior Note Holder and the Bank agreed not to demand or accept any payment under their respective credit agreements, and not to take any enforcement actions of any kind under those agreements until April 30, 2001. The Company agreed to place new directors on its board of directors, who represent the Investors, the Senior Note Holder and the Bank, and who, collectively, will constitute a majority of the board of directors.

In May 1999 the Company executed restructured credit agreements with respect to both the revolving credit facility and the senior notes payable. The restructured agreements include revisions of various terms and conditions, including interest rates, financial covenants, reporting requirements, and principal payments. Under the restructured agreements, the senior notes payable are due in annual installments of $6.5 million each September 30, beginning in 2001, with a final maturity date of September 30, 2005. Also under the restructured agreements, the outstanding balance under the revolving credit facility is payable in full as of January 29, 2000. The Company is subject to various financial covenant requirements under the restructured agreements. The Company was not in compliance with those requirements as of March 31, 2000. However, due to the transaction completed on March 1, 2000, as set forth in the Agreement described above, the outstanding balances under the senior notes payable and the revolving credit facility are classified as long-term as of March 31, 2000.

In connection with the restructured credit agreements, the Company issued warrants to purchase 382,000 shares of its common stock for $4.51 per share to the Senior Note Holder. However, the Senior Note Holder has agreed to cancel the warrants upon conversion of the Company's outstanding debt into convertible preferred stock, as set forth in the Agreement described above.

The expected effect of the conversion of the Company's outstanding debt into convertible preferred stock on the Company's capital structure is shown in the recapitalization table below, as though the conversion had occurred on March 31, 2000 (in thousands).

                                                          ACTUAL AS OF      EFFECT OF          AFTER
                                                         MARCH 31, 2000    TRANSACTION    RECAPITALIZATION
                                                        ----------------  -------------  ------------------
  Current liabilities                                   $        17,121   $         --   $          17,121
  Long-term debt                                                 47,545        (47,545)                 --
  Other long-term liabilities                                     3,298         (2,107)              1,191
                                                        ----------------  -------------  ------------------
Total liabilities                                                67,964         49,652              18,312
                                                        ----------------  -------------  ------------------

  Preferred stock                                                    --         51,000              51,000
  Common stock                                                   21,829             --              21,829
  Accumulated deficit                                           (37,763)        (1,348)            (39,111)
  Accumulated other comprehensive income (loss)                     (13)            --                 (13)
  Treasury stock                                                (18,123)            --             (18,123)
                                                        ----------------  -------------  ------------------
  Total stockholders' equity (deficit)                          (34,070)        49,652              15,582
                                                        ----------------  -------------  ------------------
  Total liabilities and stockholders' equity (deficit)  $        33,894   $         --   $          33,894
                                                        ================  =============  ==================

Pursuant to the Agreement described above, it is expected that all of the Company's long-term debt ($47.5 million at March 31, 2000) and the accrued interest on the revolving credit facility and the senior notes payable ($2.1 million at March 31, 2000) will be converted into convertible preferred stock. In exchange for the outstanding debt and accrued interest, it is expected that the Company will issue 300,000 shares of convertible preferred stock. The convertible preferred stock has been valued at $170 per share for purposes of the above information, which is the Company's estimate of its market value as of March 31, 2000. Each share of convertible preferred stock would be convertible into 100 shares of common stock, and the closing price of the Company's common stock on March 31, 2000 was $1.70 per share. As a result of this conversion, and based on the estimated preferred stock value of $170 per share, the Company would record an extraordinary loss of $1.3 million from the conversion.

The transaction illustrated in the above table is contingent upon shareholder approval of an increase in the number of authorized shares of common stock, and regulatory approval of the change in control of the Company that would result from this transaction. The purpose of the above recapitalization table is to show what the significant effects of the above-described transaction on the Company's capital structure might be if the transaction had been completed on March 31, 2000. The above information is not necessarily indicative of the results of the transaction or related effects on the Company's financial position that would result if the above-described transaction is completed on a different date, with a different valuation of the convertible preferred stock.

NOTE  5.  INCOME  TAXES
-----------------------

The Company's deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether they will be realized in the future, primarily due to operating losses incurred by the Company in 1998 and 1999 and the existence of significant net operating loss carry-forwards. Accordingly, the Company recorded no income tax expense or benefit during the three months ended March 31, 2000.

NOTE  6.  RESTATEMENT
---------------------

Subsequent to the issuance of the Company's financial statements for the three months ended March 31, 1999, the Company determined that it would be necessary to restate its revenue and earnings for that period. The Company also determined that various other amounts in its balance sheet and statement of operations related to that period, including accounts receivable, deferred income taxes and deferred revenue, required modification. This information was disclosed in the Company's 1999 Annual Report on Form 10-K. The statement of operations for the three months ended March 31, 1999, has been restated from the amounts previously reported, as shown below (in thousands):

                                                       THREE  MONTHS  ENDED
                                                         MARCH  31,  1999
                                                       =====================
                                                            AS
                                                         PREVIOUSLY    AS
                                                          REPORTED   RESTATED
                                                         ==========  ========

  Premium revenue                                        $  24,755   $23,863

  Health care services expense                              16,442    16,518
  Selling, general and administrative expense                7,712     9,111
                                                          ---------  --------
  Operating income (loss)                                      601    (1,766)
  Investment and other income                                1,552     1,503
  Interest expense                                            (947)     (947)
                                                          ---------  --------
  Income (loss) before income taxes                          1,207    (1,210)
  Income tax expense (benefit)                                 422      (350)
                                                          ---------  --------

  Net income (loss)                                       $    785   $  (860)
                                                          =========  ========

  Basic and diluted earnings (loss) per share             $   0.17   $ (0.18)

  Weighted average basic and diluted shares outstanding      4,747     4,747

NOTE  7.  LITIGATION
--------------------

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

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. The Company desires to take advantage of these safe harbor provisions. The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations concerning expected growth, the outcome of business strategies, future operating results and financial position, economic and market events and trends, future premium revenue, future dental health care expenses, the Company's ability to control health care, selling, general and administrative expenses, items discussed under the heading "Year 2000" and all other statements that are not historical facts, are forward looking statements. Words such as expects, projects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Actual results may differ materially from those projected in the forward-looking statements, which statements involve risks and uncertainties. The Company's ability to expand its business is affected by competition, not only in benefit program choices, but also the number of dental plan competitors in the markets in which the Company operates. Certain large employer groups and other purchasers of dental health care services continue to demand minimal premium rate increases, while limiting the number of choices offered to employees. In addition, securing cost effective contracts with dentists may become more difficult in part due to the increased competition among dental plans for dentist contracts. There is a risk that the Company will be unable to obtain waivers and/or extensions from its lenders, in the event the conversion of its outstanding debt to preferred stock does not occur. There are also risks associated with changes in the Company's operating or expansion strategy, and the possible inability to complete the proposed resale of dental office assets and/or promissory notes. The Company's profitability depends, in part, on its ability to maintain effective control over its health care costs, while providing members with quality dental care. Factors such as levels of utilization of dental health care services, possible increases in reserves, new technologies, the cost of services delivered by referral specialists, claims expenses, and numerous other external influences may affect the Company's operating results. Any critical unresolved Year 2000 issues at the Company or its vendors could have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company's expectations for the future are based on current information and its evaluation of external influences. Changes in any one factor could materially impact the Company's expectations related to premium rates, benefits plans offered, membership enrollment, the amount of health care expenses incurred, and profitability and therefore, affect the forward-looking statements which may be included in this report. In addition, past financial performance is not necessarily a reliable indicator of future performance. An investor should not use historical performance alone to anticipate future results or future period trends.

Summary  of  Results  of  Operations

The following table shows the Company's results of operations as a percentage of revenue, and is used in the period-to-period comparisons discussed below.

                                             THREE MONTHS ENDED
                                                   MARCH 31,
                                             ====================
                                               2000      1999 (1)
                                             =========  =========
Premium revenue                                 100.0%    100.0%

Health care services expense                     71.6      69.2
Selling, general and administrative expense      35.3      38.2
                                             ---------  ---------

Operating loss                                   (6.9)     (7.4)

Investment and other income                       1.0       6.3
Interest expense                                 (4.2)     (4.0)
                                             ---------  ---------

Loss before income taxes                        (10.1)     (5.1)
Income tax benefit                                 --      (1.5)
                                             ---------  ---------

Net loss                                        (10.1)%    (3.6)%
                                             =========  =========

(1)      As  restated.  See  Note  6  to  the accompanying financial statements.

Three  Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Premium revenue increased by $600,000, or 2.5%, from $23.9 million in 1999 to $24.5 million in 2000. The average membership for which the Company provided dental coverage decreased by approximately 13,000 members, or 1.5%, from 872,000 members during 1999 to 859,000 during 2000. The decrease in the average number of members is primarily due to the loss of a single customer, which accounted for approximately 8,000 members, effective January 1, 2000. Premium revenue increased by 2.5% even though average membership decreased by 1.5%. This was primarily due to a shift in the product mix toward indemnity plans, which have higher premium rates than managed care plans, increases in premium rates, and a shift in the product mix toward managed care plans with higher benefit levels and higher premium rates.

Health care services expense increased by $987,000, or 6.0%, from $16.5 million in 1998 to $17.5 million in 1999. Health care services expense as a percentage of premium revenue (the "loss ratio") increased from 69.2% in 1999 to 71.6% in 2000. This increase is primarily due to an increase in premium revenue from indemnity dental plans, as a percentage of total premium revenue. The Company's indemnity dental business has a significantly higher loss ratio than its managed care dental business, but the indemnity business has a higher amount of margin per insured individual, and the Company believes it has significantly lower selling, general and administrative expenses than its managed care business, as a percentage of premium revenue.

Selling, general and administrative ("SG&A") expenses decreased by $465,000, or 5.1%, from $9.1 million in 1999 to $8.6 million in 2000. SG&A expenses as a percentage of premium revenue decreased from 38.2% in 1999 to 35.3% in 2000. This decrease is partially due to a decrease in amortization expense related to intangible assets. During the third quarter of 1999, the Company recorded a $24.9 million impairment loss to reduce the carrying values of its intangible assets to their estimated realizable values, which caused a decrease in amortization expense in 2000. The decrease in SG&A expenses is also partially due to a decrease in computer programming expenses, as the Company has completed several enhancements to its proprietary management information system that were in process during 1999.

Investment and other income decreased by $1.2 million, or 82.8%, from $1.5 million in 1999 to $259,000 in 2000. This decrease is primarily due to $1.2 million of realized gains on the sale of investments in 1999, compared to none in 2000.

Interest expense increased by $85,000, or 9.0%, from $947,000 in 1999 to $1,032,000 in 2000. This increase is primarily due to interest expense on the $8.0 million borrowing on March 1, 2000, which was done in connection with the transaction described in Note 4 to the accompanying financial statements.

The loss before income taxes increased by $1.3 million, from $1.2 million in 1999 to $2.5 million in 2000. The loss before income taxes as a percentage of premium revenue increased from 5.1% in 1999 to 10.1% in 2000. The increase in the loss was primarily due to $1.2 million of realized gains on the sale of investments in 1999, and an $85,000 increase in interest expense, as discussed above.

Income tax expense decreased from $350,000 in 1999 to zero in 2000. The Company recorded no income tax expense or benefit in 2000 due to the valuation allowance against its deferred tax assets (see Note 5 to the accompanying financial statements).

Liquidity  and  Capital  Resources

Net cash used by operating activities was $1.6 million during the three months ended March 31, 2000, compared to net cash provided by operating activities of $197,000 during the same period in 1999. This change of $1.8 million was primarily due to a $1.6 million reduction in accounts payable in 2000, which was financed through the sale of investments. Net cash used in investing activities was $6.0 million during 2000, compared to $1.4 million during 1999. The increase in cash used by investing activities is primarily due to the purchase of investments with the $8.0 million proceeds of the investor senior loan obtained in connection with the transaction completed on March 1, 2000 (see Note 4 to the accompanying financial statements). This was partially offset by the proceeds from the sale of investments that were used to reduce accounts payable in 2000, as noted above. Net cash provided by financing activities was $7.9 million during 2000, compared to net cash used by financing activities of $199,000 during 1999. This change of $8.1 million was primarily due to $8.0 million of proceeds from the investor senior loan obtained on March 1, 2000.

The Company's total short-term and long-term debt increased from $39.8 million at December 31, 1999, to $47.7 million at March 31, 2000, due to an $8.0 million borrowing on March 1, 2000, in connection with the Agreement described in Note 4 to the accompanying financial statements.

Year  2000  Compliance

The Year 2000 issue results from computer programs that use two digits rather than four to define the applicable year. The Company believes it has adequately modified its information systems so that dates in the year 2000 are properly recognized by all of its significant applications. As of April 30, 2000, the Company has experienced no significant impact on its business related to the Year 2000 issue, from either its own information systems or those of third parties with which it does business.

Impact  of  Inflation

The Company's operations are potentially impacted by inflation, which can affect premium rates, health care services expense, and selling, general and administrative expenses. The Company expects that its earnings will be positively impacted by inflation in premium rates, because premium rates for dental benefit plans in general have been increasing due to inflation in recent years. The Company expects that its earnings will be negatively impacted by inflation in health care costs, because fees charged by other dental providers have been increasing due to inflation in recent years. The impact of inflation on the Company's health care expenses is mitigated to some extent by the fact that 45-50% of total health care services expense is comprised of capitation or fixed payments to providers. In addition, most of the Company's selling, general and administrative expenses are impacted by general inflation in the economy.

ITEM  2.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK

The Company is not subject to a material amount of risk related to changes in interest rates or foreign currency exchange rates.

PART  II.    OTHER  INFORMATION

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

ITEM  2.     RECENT  SALES  OF  UNREGISTERED  SECURITIES

On March 1, 2000, the Company entered into an agreement with the Investors, the Senior Note Holder, and the Bank. Under the Agreement, the Investors loaned $8.0 million to the Company in the form of an investor senior loan, which is due April 30, 2001, and bears interest at 10% annually. The Investors, the Senior Note Holder, and the Bank agreed to convert the $8.0 million investor senior loan, the $32.5 million of senior notes payable, and the outstanding balance of $7.0 million under the revolving credit facility to convertible preferred stock, subject to regulatory approval. See Note 4 to the accompanying financial statements.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

See  Note  4  to  the  accompanying  consolidated  financial  statements herein.

ITEM  5.     OTHER  INFORMATION

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

    EXHIBIT                     DESCRIPTION
-------------------  -----------------------------------------------------------

      10.26              Term  Sheet  Agreement  dated  as  of March 1, 2000 (1)
      27.1               Financial  Data  Schedule

(1) Incorporated by reference herein to the Exhibit of the same number filed as an Exhibit to the Company's 1999 Annual Report on Form 10-K.

(b)     REPORTS  ON  FORM  8-K.

A Report on Form 8-K was filed with the Securities and Exchange Commission on March 17, 2000, to report that the Company had entered into an agreement (the "Agreement") with an investor group (the "Investors"), the holder of the senior notes payable (the "Senior Note Holder"), and the revolving credit facility lender (the "Bank"). Under the Agreement, the Investors loaned $8.0 million to the Company in the form of an investor senior loan, which is due April 30, 2001, and bears interest at 10% annually. The Investors, the Senior Note Holder, and the Bank agreed to convert the $8.0 million investor senior loan, the $32.5 million of senior notes payable, and the outstanding balance of $7.0 million under the revolving credit facility to convertible preferred stock, subject to regulatory approval. This Report on Form 8-K is hereby incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on the 15th day of May, 2000.

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