Form 10-Q
period 2000-06-30
SAFEGUARD HEALTH ENTERPRISES INC
filed 2000-08-14
CIK 727303

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

The number of shares of registrant's common stock, par value $.01 per share, outstanding at July 31, 2000, was 4,747,498 shares (not including 3,274,788 shares of common stock held in treasury).

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                         INFORMATION INCLUDED IN REPORT


                                                                            Page
                                                                            ----

Part  I.       Financial  Information  (unaudited)

     Item 1.   Consolidated  Financial  Statements                             1

               Consolidated  Balance  Sheets                                   1

               Consolidated  Statements  of  Operations                        2

               Consolidated  Statements  of  Cash  Flows                       3

               Notes  to  Consolidated  Financial  Statements                  5

     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results  of  Operations                         10

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk     14

Part  II.      Other  Information                                             14

     Item 1.   Legal  Proceedings                                             14

     Item 2.   Recent  Sales  of  Unregistered  Securities                    14

     Item 3.   Defaults  upon  Senior  Securities                             14

     Item 5.   Other  Information                                             14

     Item 6.   Exhibits  and  Reports  on  Form  8-K                          15

SIGNATURES                                                                    16

                          SAFEGUARD  HEALTH  ENTERPRISES,  INC.  AND  SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                               (IN THOUSANDS)


                                                                                 JUNE 30,     DECEMBER 31,
                                                                                   2000           1999
                                                                               ------------  --------------
                                     ASSETS                                    (unaudited)
Current assets:
  Cash and cash equivalents                                                    $       929   $       1,639
  Investments available-for-sale, at estimated fair value                            9,113           3,361
  Accounts receivable, net of allowances                                             2,225           2,978
  Income taxes receivable                                                               --             480
  Prepaid expenses and other current assets                                            734             641
                                                                               ------------  --------------
    Total current assets                                                            13,001           9,099

Property and equipment, net of accumulated depreciation                              3,523           4,816
Restricted cash and investments available-for-sale, at estimated fair value          3,441           3,454
Investments available-for-sale, at estimated fair value                              3,618             515
Notes receivable, net of allowances                                                  2,650           3,505
Assets of discontinued operations transferred under contractual arrangements         2,500           2,500
Intangible assets, net of accumulated amortization                                   4,502           4,437
Other assets                                                                           250             251
                                                                               ------------  --------------

    Total assets                                                               $    33,485   $      28,577
                                                                               ============  ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                             $     5,415   $       5,771
  Accrued interest, subject to conversion to equity (Note 5)                         3,068           1,207
  Other accrued expenses                                                             3,834           2,484
  Short-term debt, subject to conversion to equity (Note 5)                         47,545              --
  Other short-term debt                                                                105             255
  Claims payable and claims incurred but not reported                                5,700           6,437
  Deferred revenue                                                                   2,190           1,975
                                                                               ------------  --------------
    Total current liabilities, including $50,613 of liabilities in 2000
      that are subject to conversion to equity (Note 5)                             67,857          18,129

Long-term debt                                                                          --          39,545
Other long-term liabilities                                                          1,177           2,517

Stockholders' equity (deficit):
  Preferred stock                                                                       --              --
  Common stock                                                                      21,829          21,829
  Retained earnings (accumulated deficit)                                          (39,261)        (35,302)
  Accumulated other comprehensive income (loss)                                          6             (18)
  Treasury stock, at cost                                                          (18,123)        (18,123)
                                                                               ------------  --------------
    Total stockholders' equity (deficit)                                           (35,549)        (31,614)
                                                                               ------------  --------------

    Total liabilities and stockholders' equity (deficit)                       $    33,485   $      28,577
                                                                               ============  ==============

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                        SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                             THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            (UNAUDITED)


                                                                               2000         1999
                                                                           -------------  --------
                                                                                       (As restated)
                                                                                        (see Note 7)
Premium revenue                                                            $     24,173   $23,989

Health care services expense                                                     17,464    16,718
Selling, general and administrative expense                                       7,365     9,332
                                                                           -------------  --------

Operating loss                                                                     (656)   (2,061)

Investment and other income                                                         378       437
Interest expense on debt that is subject to conversion to equity (Note 5)        (1,202)   (1,058)
Other interest expense                                                              (18)      (44)
                                                                           -------------  --------

Loss before income taxes and discontinued operations                             (1,498)   (2,726)
Income tax benefit                                                                   --      (940)
                                                                           -------------  --------

Loss before discontinued operations                                              (1,498)   (1,786)
Discontinued operations:
  Loss from operations to be disposed of                                             --    (3,264)
                                                                           -------------  --------

     Net loss                                                              $     (1,498)  $(5,050)
                                                                           =============  ========

Basic and diluted loss per share:
  Loss from continuing operations                                          $      (0.32)  $ (0.38)
  Loss from discontinued operations                                                  --     (0.69)
                                                                           -------------  --------

     Net loss                                                              $      (0.32)  $ (1.07)
                                                                           =============  ========

Weighted average basic and diluted shares outstanding                             4,747     4,747

          See accompanying Notes to Consolidated Financial Statements.

                        SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                              SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            (UNAUDITED)


                                                                               2000         1999
                                                                           -------------  --------
                                                                                        (As restated)
                                                                                         (see Note 7)
Premium revenue                                                            $     48,636   $47,852

Health care services expense                                                     34,969    33,236
Selling, general and administrative expense                                      16,011    18,443
                                                                           -------------  --------

Operating loss                                                                   (2,344)   (3,827)

Investment and other income                                                         637     1,940
Interest expense on debt that is subject to conversion to equity (Note 5)        (2,217)   (1,923)
Other interest expense                                                              (35)     (126)
                                                                           -------------  --------

Loss before income taxes and discontinued operations                             (3,959)   (3,936)
Income tax benefit                                                                   --    (1,290)
                                                                           -------------  --------

Loss before discontinued operations                                              (3,959)   (2,646)
Discontinued operations:
  Loss from operations to be disposed of                                             --    (3,264)
                                                                           -------------  --------

     Net loss                                                              $     (3,959)  $(5,910)
                                                                           =============  ========

Basic and diluted loss per share:
  Loss from continuing operations                                          $      (0.83)  $ (0.56)
  Loss from discontinued operations                                                  --     (0.69)
                                                                           -------------  --------

     Net loss                                                              $      (0.83)  $ (1.25)
                                                                           =============  ========

Weighted average basic and diluted shares outstanding                             4,747     4,747

          See accompanying Notes to Consolidated Financial Statements.

                   SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                      (IN THOUSANDS)
                                       (UNAUDITED)


                                                                       2000       1999
                                                                     ---------  ---------
                                                                              (As restated)
                                                                               (see Note 7)
Cash flows from operating activities:
  Net loss                                                           $ (3,959)  $ (5,910)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Loss from discontinued operations                                      --      3,264
    Depreciation and amortization                                       1,516      2,138
    Gain on sale of property and equipment                                (67)        --
    Deferred income taxes                                                  --      2,282
  Changes in operating assets and liabilities:
    Accounts receivable                                                   754       (253)
    Income taxes receivable                                               480     (2,901)
    Prepaid expenses and other current assets                             (92)       (49)
    Accounts payable                                                     (356)     1,397
    Accrued expenses                                                    1,104        699
    Claims payable and claims incurred but not reported                  (737)     1,157
    Deferred revenue                                                      215        658
    Non-current assets                                                   (297)       (44)
    Non-current liabilities                                               767        134
                                                                     ---------  ---------
    Net cash provided by (used in) operating activities                  (672)     2,572

Cash flows from investing activities:
  Purchase of investments available-for-sale                          (22,919)   (13,267)
  Proceeds from sales/maturities of investments available-for-sale     14,100     11,989
  Proceeds from the sale of property and equipment                        200      3,000
  Additions to intangible assets                                           --       (969)
  Purchases of property and equipment                                    (124)      (505)
  Payments received on notes receivable                                   855          6
                                                                     ---------  ---------
    Net cash provided by (used in) investing activities                (7,888)       254

Cash flows from financing activities:
  Borrowings on long-term debt                                          8,000         --
  Payments on notes payable and long-term debt                           (150)    (2,296)
                                                                     ---------  ---------
    Net cash provided by (used in) financing activities                 7,850     (2,296)
                                                                     ---------  ---------
Net increase (decrease) in cash                                          (710)       530
Cash balance at beginning of period                                     1,639      2,978
                                                                     ---------  ---------
Cash balance at end of period                                        $    929   $  3,508
                                                                     =========  =========

          See accompanying Notes to Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  GENERAL
-----------------

The accompanying unaudited consolidated financial statements of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") for the three months and six months ended June 30, 2000 and 1999, have been prepared in accordance with accounting principles generally accepted in the United States of America, applicable to interim periods. The accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, and omit certain footnote disclosures and other information necessary to present the Company's financial position and results of operations in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Consolidated Financial
Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Management believes the disclosures herein are adequate to make the accompanying financial statements not misleading.

NOTE  2.  GOING  CONCERN  BASIS
-------------------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recoverability or classification of assets, or to the amounts or classification of liabilities that might be necessary in the event the Company is unable to continue as a going concern. During the six months ended June 30, 2000, and the years ended December 31, 1999 and 1998, the Company incurred net losses of $4.0 million, $52.0 million and $9.9 million, respectively, and net cash used by operating activities was $0.7 million, $0.6 million and $2.0 million, respectively. As of June 30, 2000, the Company was not in compliance with certain financial covenants contained in the credit agreements related to its revolving credit facility and senior notes payable. However, both lenders have agreed not to demand or accept any payment under these credit agreements, and not to take any enforcement actions of any kind under those agreements until April 30, 2001 (see Note 5).

As of June 30, 2000, and December 31, 1999, the Company's current liabilities exceeded its current assets by $54.9 million (including $50.6 million of debt and accrued interest that is expected to be converted into equity securities, as discussed in Note 5) and $9.0 million, respectively. The Company believes this negative working capital position will be mitigated by its plans to return to profitability, as described below. The Company also intends to sell certain long-term assets during the next several months, although there can be no assurance it will be successful in doing so.

In March 2000 the Company entered into a Recapitalization Agreement with an investor group and its primary lenders, under which the investor group and the primary lenders agreed to convert substantially all of the Company's outstanding debt to convertible preferred stock (see Note 5). This conversion is currently pending regulatory approval of the change in control of the Company that would result from the conversion. In connection with the Recapitalization Agreement, the Company obtained a new president and chief executive officer, and certain new directors.

To return the Company to profitability, management is taking action to increase premium rates, reduce certain types of non-standard provider payments, reduce the number of its employees by consolidating certain administrative functions in one location, reduce the amount of office space used, and reduce various other general and administrative expenses. Management's plans also include enhanced programs for customer retention, increasing the efficiency of its provider network, and streamlining operations with a focus toward strengthening customer service. Management believes the results of its plans will enable the Company to meets its ongoing obligations on a timely basis and return to profitable operations, although there can be no assurance it will be successful in doing so. The Company also believes it will be able to obtain additional financing, if necessary, to support its operations.

NOTE  3.  RECENT  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If a derivative is not a hedge, changes in its fair value must be recognized currently in earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against changes in the fair value of the hedged assets, liabilities, or firm commitments in earnings, or will be recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in a derivative's fair value that are related to the ineffective portion of a hedge, if any, must generally be recognized currently in earnings. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes implementation of SFAS 133 will have no significant effect on its financial statements, as the Company has no derivative instruments or hedging activities. `
In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will be required to adopt SAB 101 no later than the fourth quarter of the year ending December 31, 2001. The Company believes implementation of SAB 101will have no significant effect on its financial statements.

NOTE  4.  ASSETS  OF  DISCONTINUED  OPERATIONS  TRANSFERRED  UNDER  CONTRACTUAL
-------------------------------------------------------------------------------
ARRANGEMENTS
------------

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

During 1999, the Company reached an oral agreement with the Purchaser and another third party (the "New Purchaser"), under which the long-term promissory notes described above (the "Notes") would be liquidated. Under this agreement, the Purchaser would convey the dental and orthodontic practices that comprise the collateral for the Notes to the New Purchaser, in exchange for proceeds that would be paid to the Company in satisfaction of the Notes. Based on this agreement, the Company recorded a $3.3 million charge to earnings (net of income tax benefit of $2.1 million) during the three months ended June 30, 1999, to reduce the carrying value of "Assets of discontinued operations transferred under contractual arrangements" to their estimated realizable value. This charge is reflected on the Company's statement of operations under the caption "Loss from operations to be disposed of." In March 2000 the Company entered into a definitive agreement with respect to this transaction, which was subject to regulatory approval. The Company is currently negotiating a restructured agreement with the New Purchaser.

NOTE  5.  SHORT-TERM  AND  LONG-TERM  DEBT
------------------------------------------

Short-term  and  long-term  debt  consisted  of  the  following  (in thousands):

                              JUNE 30,    DECEMBER 31,
                                2000          1999
                             ----------  --------------
  Investor senior loan       $   8,000   $          --
  Revolving credit facility      7,045           7,045
  Senior notes payable          32,500          32,500
  Other notes payable              105             255
                             ----------  --------------
    Total debt                  47,650          39,800
  Less - current portion       (47,650)           (255)
                             ----------  --------------

      Long-term debt         $      --   $      39,545
                             ==========  ==============

On March 1, 2000, the Company entered into a Recapitalization Agreement with an investor group (the "Investors"), the holder of the senior notes payable (the "Senior Note Holder"), and the revolving credit facility lender (the "Bank"). Under the Recapitalization Agreement, the Investors loaned $8.0 million to the Company in the form of an investor senior loan, which is due April 30, 2001, and bears interest at 10% annually. The Investors, the Senior Note Holder, and the Bank agreed to convert the $8.0 million investor senior loan, the $32.5 million of senior notes payable, and the outstanding balance of $7.0 million under the revolving credit facility to convertible preferred stock, subject to regulatory and stockholder approval, as described below.

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

After regulatory approval of the change in control is obtained, and the conversion of the Company's outstanding debt to convertible preferred stock is completed, the existing stockholders of the Company would own approximately 14% of the common stock interests of the Company. Under the Recapitalization Agreement, the Company agreed to place new directors on its board of directors, who represent the Investors, the Senior Note Holder and the Bank, and who, collectively, will constitute a majority of the board of directors.

Under the Recapitalization Agreement, both the Senior Note Holder and the Bank agreed not to demand or accept any payment of principal or interest under their respective credit agreements, and not to take any enforcement actions of any kind under those agreements until April 30, 2001. The Company is subject to various financial covenant requirements under the credit agreements with the Senior Note Holder and the Bank. The Company was not in compliance with those requirements as of June 30, 2000. Therefore, in the event the conversion of the Company's outstanding debt to convertible preferred stock is not completed prior to April 30, 2001, the outstanding balances under the senior notes payable and the revolving credit facility will be due and payable on April 30, 2001. Accordingly, these outstanding balances are reflected as short-term debt on the Company's balance sheet as of June 30, 2000.

In 1999, the Company issued warrants to purchase 382,000 shares of its common stock for $4.51 per share to the Senior Note Holder. However, the Senior Note Holder has agreed to cancel the warrants upon conversion of the Company's outstanding debt into convertible preferred stock, as set forth in the Recapitalization Agreement described above.

The expected effect of the conversion of the Company's outstanding debt into convertible preferred stock on the Company's capital structure is shown in the recapitalization table below, as though the conversion had occurred on June 30, 2000 (in thousands).

                                                             ACTUAL AS OF      EFFECT OF          AFTER
                                                             JUNE 30, 2000    TRANSACTION    RECAPITALIZATION
                                                            ---------------  -------------  ------------------
  Short-term debt, subject to conversion to equity          $       47,545   $    (47,545)  $              --
  Accrued interest, subject to conversion to equity                  3,068         (3,068)                 --
  Other current liabilities                                         17,244             --              17,244
  Long-term liabilities                                              1,177             --               1,177
                                                            ---------------  -------------  ------------------
      Total liabilities                                             69,034        (50,613)             18,421

  Preferred stock                                                       --         19,200              19,200
  Common stock                                                      21,829             --              21,829
  Accumulated deficit                                              (39,261)        31,413              (7,848)
  Accumulated other comprehensive income (loss)                          6             --                   6
  Treasury stock                                                   (18,123)            --             (18,123)
                                                            ---------------  -------------  ------------------
      Total stockholders' equity (deficit)                         (35,549)        50,613              15,064
                                                            ---------------  -------------  ------------------

      Total liabilities and stockholders' equity (deficit)  $       33,485   $         --   $          33,485
                                                            ===============  =============  ==================

Pursuant to the Recapitalization Agreement described above, it is expected that substantially all of the Company's short-term debt ($47.5 million at June 30, 2000) and the accrued interest on the senior notes payable and the revolving credit facility ($3.1 million at June 30, 2000) will be converted into convertible preferred stock. In exchange for the outstanding debt and accrued interest, it is expected that the Company will issue 300,000 shares of convertible preferred stock. The convertible preferred stock has been valued at $64 per share for purposes of the above information, which is the Company's estimate of its market value as of June 30, 2000. Each share of convertible preferred stock would be convertible into 100 shares of common stock, and the closing price of the Company's common stock on June 29, 2000 was $0.64 per share.

The transaction illustrated in the above table is contingent upon stockholder approval of an increase in the number of authorized shares of common stock, and regulatory approval of the change in control of the Company that would result from this transaction. The purpose of the above recapitalization table is to show what the significant effects of the above-described transaction on the Company's capital structure might be if the transaction had been completed on June 30, 2000. The above information is not necessarily indicative of the results of the transaction or related effects on the Company's financial position that would result if the above-described transaction is completed on a different date, with a different valuation of the convertible preferred stock.

NOTE  6.  INCOME  TAXES
-----------------------

The Company's deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether they will be realized in the future, primarily due to operating losses incurred by the Company in 1998 and 1999 and the existence of significant net operating loss carry-forwards. Accordingly, the Company recorded no income tax expense or benefit during the three months and six months ended June 30, 2000.

NOTE  7.  RESTATEMENT
---------------------

Subsequent to the issuance of the Company's financial statements for the three months and six months ended June 30, 1999, the Company determined that it would be necessary to restate its revenue and earnings for those periods. The Company also determined that various other amounts in its balance sheet and statement of operations related to those periods, including accounts receivable, deferred income taxes and deferred revenue, required modification. This information was disclosed in the Company's 1999 Annual Report on Form 10-K. The Company's statements of operations for the three months and six months ended June 30, 1999, have been restated from the amounts previously reported, as shown below (in thousands):

                                                  THREE  MONTHS  ENDED       SIX  MONTHS  ENDED
                                                    JUNE  30,  1999           JUNE  30,  1999
                                               ------------------------  ------------------------
                                                    AS                        AS
                                                PREVIOUSLY       AS       PREVIOUSLY       AS
                                                 REPORTED     RESTATED     REPORTED     RESTATED
                                               ------------  ----------  ------------  ----------
  Premium revenue                              $    25,050   $  23,989   $    49,805   $  47,852

  Health care services expense                      16,509      16,718        32,951      33,236
  Selling, general and administrative expense        9,339       9,332        17,051      18,443
                                               ------------  ----------  ------------  ----------

    Operating loss                                    (798)     (2,061)         (197)     (3,827)

  Investment and other income                          789         437         2,341       1,940
  Interest expense                                  (1,102)     (1,102)       (2,049)     (2,049)
  Loss on impairment of assets                     (10,355)         --       (10,355)         --
                                               ------------  ----------  ------------  ----------
  Loss before income taxes and
    discontinued operations                        (11,466)     (2,726)      (10,259)     (3,936)
  Income tax benefit                                (4,420)       (940)       (3,998)     (1,290)
                                               ------------  ----------  ------------  ----------

  Loss before discontinued operations               (7,046)     (1,786)       (6,261)     (2,646)
  Loss from operations to be disposed of                --      (3,264)           --      (3,264)
                                               ------------  ----------  ------------  ----------

  Net loss                                     $    (7,046)  $  (5,050)  $    (6,261)  $  (5,910)
                                               ============  ==========  ============  ==========

  Basic and diluted loss per share:
    Loss from continuing operations            $     (1.48)  $   (0.38)  $     (1.32)  $   (0.56)
    Loss from discontinued operations                   --       (0.69)           --       (0.69)
                                               ------------  ----------  ------------  ----------

      Net loss                                 $     (1.48)  $   (1.07)  $     (1.32)  $   (1.25)
                                               ============  ==========  ============  ==========

  Weighted average basic and diluted
    shares outstanding                               4,747       4,747         4,747       4,747

NOTE  8.  LITIGATION
--------------------

In December 1999, a stockholder lawsuit against the Company was filed, which alleges that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. The Company has directors and officers liability insurance and intends to vigorously defend this litigation. In the opinion of the Company's management, the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. The Company desires to take advantage of these safe harbor provisions. The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations concerning expected growth, the outcome of business strategies, future operating results and financial position, economic and market events and trends, future premium revenue, future health care expenses, the Company's ability to control health care, selling, general and administrative expenses, items discussed under the heading "Year 2000" and all other statements that are not historical facts, are forward-looking statements. Words such as expects, projects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Actual results may differ materially from those projected in the forward-looking statements, which statements involve risks and uncertainties. The Company's ability to expand its business is affected by competition from a large number of other entities that offer dental plans in the markets in which the Company operates. Certain large employer groups and other purchasers of dental health care services continue to demand minimal premium rate increases, while limiting the number of choices offered to employees. In addition, securing cost-effective contracts with dentists may become more difficult due to increased competition among dental plans for dentist contracts. There is a risk that the Company will be unable to obtain waivers and/or extensions from its lenders, in the event the expected conversion of its outstanding debt to preferred stock does not occur. There are also risks associated with changes in the Company's operating and expansion strategies, and the possible inability to complete the proposed resale of dental office assets and/or promissory notes. The Company's profitability depends, in part, on its ability to maintain effective control over its health care costs, while providing members with quality dental care. Factors such as utilization rates of dental health care services, possible increases in reserves, new technologies, the cost of services delivered by referral specialists, claims expenses, and numerous other external influences may affect the Company's operating results. The Company's expectations for the future are based on current information and its evaluation of external influences. Changes in any one factor could materially impact the Company's expectations related to premium rates, benefits plans offered, membership enrollment, the amount of health care expenses incurred, and profitability, and therefore, affect the forward-looking statements which may be included in this report. In addition, past financial performance is not necessarily a reliable indicator of future performance. An investor should not use historical performance alone to anticipate future results or future period trends.

Summary  of  Results  of  Operations

The following table shows the Company's results of operations as a percentage of revenue, and is used in the period-to-period comparisons discussed below.

                                                      THREE MONTHS ENDED  SIX MONTHS ENDED
                                                          JUNE  30,          JUNE  30,
                                                       ----------------  ----------------
                                                        2000   1999 (1)   2000   1999 (1)
                                                       ------  --------  ------  --------
Premium revenue                                        100.0%    100.0%  100.0%    100.0%

Health care services expense                            72.2      69.7    71.9      69.5
Selling, general and administrative expense             30.5      38.9    32.9      38.5
                                                       ------  --------  ------  --------
Operating loss                                          (2.7)     (8.6)   (4.8)     (8.0)

Investment and other income                              1.6       1.8     1.3       4.1
Interest expense on debt that is subject
  to conversion to equity (2)                           (5.0)     (4.4)   (4.5)     (4.0)
Other interest expense                                  (0.1)     (0.2)   (0.1)     (0.3)
                                                       ------  --------  ------  --------

Loss before income taxes and discontinued operations    (6.2)    (11.4)   (8.1)     (8.2)

Income tax benefit                                        --      (3.9)     --      (2.7)
                                                       ------  --------  ------  --------
Loss before discontinued operations                     (6.2)     (7.5)   (8.1)     (5.5)

Loss from operations to be disposed of                    --     (13.6)     --      (6.8)
                                                       ------  --------  ------  --------

  Net loss                                             (6.2)%   (21.1)%   (8.1)   (12.3)%
                                                       ======  ========  ======  ========

(1)     As  restated.  See  Note  7  to  the  accompanying  financial  statements.
(2)     See  Note  5  to  the  accompanying  financial  statements  for a discussion of a transaction  that  is expected to convert substantially all of the Company's debt and the related  accrued  interest  into  preferred  stock.

Three  Months  Ended  June 30, 2000 Compared to Three Months Ended June 30, 1999

Premium revenue increased by $184,000, or 0.8%, from $24.0 million in 1999 to $24.2 million in 2000. The average membership for which the Company provided dental coverage decreased by approximately 50,000 members, or 5.7%, from 878,000 members during 1999 to 828,000 during 2000. The decrease in the average number of members is primarily due to the loss of several customers during the first six months of 2000. Premium revenue increased by 0.8% even though average membership decreased by 5.7%. This was primarily due to a shift in the product mix toward preferred provider ("PPO")/indemnity plans, which have higher premium rates than managed care plans, increases in premium rates, and a shift in the product mix toward managed care plans with higher benefit levels and higher premium rates.

Health care services expense increased by $746,000, or 4.5%, from $16.7 million in 1999 to $17.5 million in 2000. Health care services expense as a percentage of premium revenue (the "loss ratio") increased from 69.7% in 1999 to 72.2% in 2000. This increase is primarily due to an increase in the loss ratio from PPO/indemnity plans, and a shift in the product mix toward more PPO/indemnity business. The Company's PPO/indemnity business has a significantly higher loss ratio than its managed care business. However, the PPO/indemnity business has a higher amount of gross margin (premium revenue less health care services expense) per insured individual, and the Company believes it has significantly lower selling, general and administrative expenses than the Company's managed care business, as a percentage of premium revenue.

Selling, general and administrative ("SG&A") expenses decreased by $1.9 million, or 21.1%, from $9.3 million in 1999 to $7.4 million in 2000. SG&A expenses as a percentage of premium revenue decreased from 38.9% in 1999 to 30.5% in 2000. This decrease is primarily due to a reduction in the number of employees during the first quarter of 2000 in connection with a consolidation of the Company's administrative services into a single location. The decrease in SG&A expenses is also partially due to a decrease in amortization expense related to intangible assets. During the third quarter of 1999, the Company recorded a $24.9 million impairment loss to reduce the carrying values of its intangible assets to their estimated realizable values, which caused a decrease in amortization expense in 2000. In addition, the decrease in SG&A expenses is partially due to a decrease in computer programming expenses, as the Company has completed several enhancements to its proprietary management information system that were in process during 1999.

Investment and other income decreased by $59,000, or 13.5%, from $437,000 in 1999 to $378,000 in 2000. This decrease is primarily due to realized gains on the sale of investments in 1999.

Total interest expense increased by $118,000, or 10.7%, from $1.1 million in 1999 to $1.2 million in 2000. This increase is primarily due to interest expense on the $8.0 million borrowing on March 1, 2000, which was completed in connection with the transaction described in Note 5 to the accompanying financial statements. This increase was partially offset by a decrease in the interest expense on the revolving credit facility, due to a nonrecurring increase in the interest rate during the second quarter of 1999.

The loss before income taxes and discontinued operations decreased by $1.2 million, from $2.7 million in 1999 to $1.5 million in 2000. The loss before income taxes and discontinued operations as a percentage of premium revenue decreased from 11.4% in 1999 to 6.2% in 2000. The decrease in the loss was primarily due to a $1.9 million decrease in SG&A expenses, as discussed above, which was partially offset by a $746,000 increase in health care services expense, as discussed above.

The income tax benefit decreased from $940,000 in 1999 to zero in 2000. The Company recorded no income tax expense or benefit in 2000 due to the valuation reserve against its deferred tax assets (see Note 6 to the accompanying financial statements).

Six  Months  Ended  June  30,  2000  Compared  to Six Months Ended June 30, 1999

Premium revenue increased by $784,000, or 1.6%, from $47.9 million in 1999 to $48.6 million in 2000. The average membership for which the Company provided dental coverage decreased by approximately 31,000 members, or 3.5%, from 875,000 members during 1999 to 844,000 during 2000. The decrease in the average number of members is primarily due to the loss of several customers during the first six months of 2000. Premium revenue increased by 1.6% even though average membership decreased by 3.5%. This was primarily due to a shift in the product mix toward PPO/indemnity plans, which have higher premium rates than managed care plans, increases in premium rates, and a shift in the product mix toward managed care plans with higher benefit levels and higher premium rates.

Health care services expense increased by $1.8 million, or 5.2%, from $33.2 million in 1999 to $35.0 million in 2000. Health care services expense as a percentage of premium revenue (the "loss ratio") increased from 69.5% in 1999 to 71.9% in 2000. This increase is primarily due to an increase in the loss ratio from PPO/indemnity plans, and a shift in the product mix toward more PPO/indemnity business. The Company's PPO/indemnity business has a significantly higher loss ratio than its managed care business. However, the PPO/indemnity business has a higher amount of gross margin (premium revenue less health care services expense) per insured individual, and the Company believes it has significantly lower selling, general and administrative expenses than the Company's managed care business, as a percentage of premium revenue.

Selling, general and administrative ("SG&A") expenses decreased by $2.4 million, or 13.2%, from $18.4 million in 1999 to $16.0 million in 2000. SG&A expenses as a percentage of premium revenue decreased from 38.5% in 1999 to 32.9% in 2000. This decrease is primarily due to a reduction in the number of employees during the first quarter of 2000 in connection with a consolidation of the Company's administrative services into a single location. The decrease in SG&A expenses is also partially due to a decrease in amortization expense related to intangible assets. During the third quarter of 1999, the Company recorded a $24.9 million impairment loss to reduce the carrying values of its intangible assets to their estimated realizable values, which caused a decrease in amortization expense in 2000. In addition, the decrease in SG&A expenses is partially due to a decrease in computer programming expenses, as the Company has completed several enhancements to its proprietary management information system that were in process during 1999.

Investment and other income decreased by $1.3 million, or 67.2%, from $1.9 million in 1999 to $637,000 in 2000. This decrease is primarily due to $1.2 million of realized gains on the sale of investments in 1999, compared to none in 2000.

Total interest expense increased by $203,000, or 9.9%, from $2.0 million in 1999 to $2.2 million in 2000. This increase is primarily due to interest expense on the $8.0 million borrowing on March 1, 2000, which was completed in connection with the transaction described in Note 5 to the accompanying financial statements. This increase was partially offset by a decrease in the interest expense on the revolving credit facility, due to a nonrecurring increase in the interest rate during the second quarter of 1999.

The loss before income taxes and discontinued operations increased slightly from $3.9 million in 1999 to $4.0 million in 2000. The loss before income taxes and discontinued operations as a percentage of premium revenue decreased slightly from 8.2% in 1999 to 8.1% in 2000. The operating loss decreased from $3.8 million in 1999 to $2.3 million in 2000, which was largely offset by a decrease in investment and other income, as discussed above.

The income tax benefit decreased from $1.3 million in 1999 to zero in 2000. The Company recorded no income tax expense or benefit in 2000 due to the valuation reserve against its deferred tax assets (see Note 6 to the accompanying financial statements).

Liquidity  and  Capital  Resources

Net cash used by operating activities was $672,000 during the six months ended June 30, 2000, compared to net cash provided by operating activities of $2.6 million during the same period in 1999. This change of $3.2 million was primarily due to $1.1 million of reductions in accounts payable and claims payable in 2000, compared to $2.5 million of increases in those liabilities in 1999. The decreases in these liability accounts in 2000 were due to a reduction in the processing time for both accounts payable and dental claim payments. Net cash used by investing activities was $7.9 million during 2000, compared to $254,000 of net cash provided by investing activities in 1999. The net cash used by investing activities in 2000 was primarily due to the purchase of investments with the $8.0 million proceeds of the investor senior loan obtained in connection with the transaction completed on March 1, 2000 (see Note 5 to the accompanying financial statements). Net cash provided by financing activities was $7.9 million during 2000, compared to net cash used by financing activities of $2.3 million during 1999. This change of $10.2 million was primarily due to $8.0 million of proceeds from the investor senior loan obtained on March 1, 2000, and $2.3 million of debt payments in 1999.

The Company's total short-term and long-term debt increased from $39.8 million at December 31, 1999, to $47.7 million at June 30, 2000, due to an $8.0 million borrowing on March 1, 2000, in connection with the Recapitalization Agreement described in Note 5 to the accompanying financial statements.

Year  2000  Compliance

The Year 2000 issue results from computer programs that use two digits rather than four to define the applicable year. The Company believes it has adequately modified its information systems so that dates in the year 2000 are properly recognized by all of its significant applications. As of June 30, 2000, the Company has experienced no significant impact on its business related to the Year 2000 issue, from either its own information systems or those of third parties with which it does business.

Impact  of  Inflation

The Company's operations are potentially impacted by inflation, which can affect premium rates, health care services expense, and selling, general and administrative expense. The Company expects that its earnings will be positively impacted by inflation in premium rates, because premium rates for dental benefit plans in general have been increasing due to inflation in recent years. The impact of inflation on the Company's health care expenses is mitigated to some extent by the fact that 45-50% of total health care services expense is comprised of capitation or fixed payments to providers. However, the Company expects that its earnings will be negatively impacted by inflation in health care costs to some extent, because fees charged by other dental providers have been increasing due to inflation in recent years. In addition, most of the Company's selling, general and administrative expenses are impacted by general inflation in the economy.

ITEM  2.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK

The Company is not subject to a material amount of risk related to changes in interest rates or foreign currency exchange rates.

PART  II.   OTHER  INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS

The Company is subject to various claims and legal actions in the ordinary course of business. The Company believes that all pending claims either are adequately covered by insurance maintained by its contracted dental providers or by the Company, or will not have a material adverse effect on the Company's results of operations or financial position. In December 1999, a stockholder lawsuit against the Company was filed, which alleges that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. The Company has directors and officers liability insurance and intends to vigorously defend this litigation. In the opinion of the Company's management, the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

ITEM  3.    DEFAULTS  UPON  SENIOR  SECURITIES

See  Note  5  to  the  accompanying  consolidated  financial  statements herein.

ITEM  5.    OTHER  INFORMATION

The Company has tentatively scheduled a Special Meeting of Stockholders to be held on October 25, 2000 at 4:00 p.m., Pacific Daylight Time, at the principal executive offices of the Company located at 95 Enterprise, Aliso Viejo, California 92656-2601. Among other items, one of the matters to be considered at the Special Meeting of Stockholders will be the election of directors. The nominees of the Board of Directors for election as directors at the Special Meeting will be: Jack R. Anderson, Steven J. Baileys, DDS, Ronald I. Brendzel, James E. Buncher, Leslie B. Daniels, and Dennis L. Gates. The Company will be mailing to stockholders a proxy statement regarding the Special Meeting that will contain information regarding the nominees of the Board of Directors for election as directors.

Pursuant to Section 2.13B of the Company's Bylaws, if a stockholder desires to nominate a person or persons for election as a director, the stockholder is required to provide notice to the Company at its principal executive offices not later than the tenth day following the date on which a public announcement is first made of the date of the Special Meeting, and of the nominees proposed by the Board of Directors to be elected at such meeting. Such notice shall set forth (a) all information relating to any proposed nominee that is required to be disclosed in the solicitation of proxies for election of directors in election contests, or otherwise required, pursuant to Regulation 14A under the Securities Exchange Act of 1934, (b) the name and address of the stockholder, and (c) the number of shares of the Company beneficially owned by such stockholder.

Accordingly, if a stockholder desires to nominate a person or persons for election as a director, the stockholder must submit the required notice to the Company at its principal executive office within ten (10) days from the date of this Report.

If a stockholder desires to request that a proposal be included in the Company's proxy statement for the Special Meeting of Stockholders pursuant to Rule 14A-8 under the Securities Exchange Act, the proposal must be received at the Company's principal executive offices a reasonable time before the Company begins to print and mail the proxy statement for the Special Meeting. The Company currently anticipates that it will begin to print and mail its proxy statement for the Special Meeting on approximately September 15, 2000. Stockholders may not present proposals for consideration at the Special Meeting that are not included in the notice of the meeting and proxy materials mailed by the Company to the stockholders.
 .
ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

        EXHIBIT                     DESCRIPTION
        -------               -------------------------

         27.1                 Financial  Data  Schedule

(B)     REPORTS  ON  FORM  8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on the 11th day of August 2000.

                           SAFEGUARD  HEALTH  ENTERPRISES,  INC.


                           By: /s/  James  E.  Buncher
                               -----------------------
                               James  E.  Buncher
                               President and Chief Executive Officer
                               (Principal Executive  Officer)


                           By: /s/  Dennis  L.  Gates
                               -----------------------
                               Dennis  L.  Gates
                               Senior Vice President and Chief Financial Officer (Chief Accounting Officer)