Form 10-Q
period 2000-09-30
SAFEGUARD HEALTH ENTERPRISES INC
filed 2000-11-13
CIK 727303

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

The number of shares of registrant's common stock, par value $.01 per share, outstanding at October 31, 2000, was 4,747,498 shares (not including 3,274,788 shares of common stock held in treasury).

                           SAFEGUARD HEALTH ENTERPRISES, INC.
                                    AND SUBSIDIARIES

                                       FORM 10-Q

                        FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                             INFORMATION INCLUDED IN REPORT




                                                                                   Page
                                                                                   ----
Part I.              Financial Information (unaudited) . . . . . . . . . . . . . . .  1
            Item 1.  Consolidated Financial Statements . . . . . . . . . . . . . . .  1
                     Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .  1
                     Consolidated Statements of Operations . . . . . . . . . . . . .  2
                     Notes to Consolidated Financial Statements . . . . . . . . . .   5
            Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations . . . . . . . . . . . . . . . . . .   10
            Item 3.  Quantitative and Qualitative Disclosures about Market Risk . .  14
Part II.             Other Information . . . . . . . . . . . . . . . . . . . . . .   14
            Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .   14
            Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .   15
            Item 4.  Submission of Matters to a Vote of Security Holders . . . . .   15
            Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  16
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

PART  I.     FINANCIAL  INFORMATION  (UNAUDITED)

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                              SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                 (IN THOUSANDS)


                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    2000             1999
                                                                               ---------------  --------------

                                                     ASSETS                       (unaudited)
Current assets:
  Cash and cash equivalents                                                    $        1,089   $       1,639
  Investments available-for-sale, at fair value                                        13,337           4,642
  Accounts receivable, net of allowances                                                2,473           2,978
  Income taxes receivable                                                                  --             480
  Prepaid expenses and other current assets                                               895             641
                                                                               ---------------  --------------
    Total current assets                                                               17,794          10,380

Property and equipment, net of accumulated depreciation                                 3,460           4,816
Restricted investments available-for-sale, at fair value                                2,736           2,688
Notes receivable, net of allowances                                                     2,650           3,505
Assets of discontinued operations transferred under contractual arrangements              750           2,500
Intangible assets, net of accumulated amortization                                      4,419           4,437
Other assets                                                                              250             251
                                                                               ---------------  --------------

    Total assets                                                               $       32,059   $      28,577
                                                                               ===============  ==============

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                             $        5,684   $       5,771
  Accrued interest, subject to conversion to equity (Note 5)                            4,038              --
  Other accrued expenses                                                                3,968           3,691
  Short-term debt, subject to conversion to equity (Note 5)                            47,545              --
  Other short-term debt                                                                    30             255
  Claims payable and claims incurred but not reported                                   6,415           6,437
  Deferred revenue                                                                      1,742           1,975
                                                                               ---------------  --------------
    Total current liabilities, including $51,583 of liabilities in 2000
      that are subject to conversion to equity (Note 5)                                69,422          18,129

Long-term debt, subject to conversion to equity (Note 5)                                   --          39,545
Other long-term liabilities                                                             1,134           1,310
Accrued interest, subject to conversion to equity (Note 5)                                 --           1,207

Stockholders' equity (deficit):
  Convertible preferred stock                                                              --              --
  Common stock                                                                         21,829          21,829
  Retained earnings (accumulated deficit)                                             (42,242)        (35,302)
  Accumulated other comprehensive income (loss)                                            39             (18)
  Treasury stock, at cost                                                             (18,123)        (18,123)
                                                                               ---------------  --------------
    Total stockholders' equity (deficit)                                              (38,497)        (31,614)
                                                                               ---------------  --------------

    Total liabilities and stockholders' equity (deficit)                       $       32,059   $      28,577
                                                                               ===============  ==============


          See accompanying Notes to Consolidated Financial Statements.

                      SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          (UNAUDITED)



                                                                             2000      1999
                                                                           --------  ---------
Premium revenue, net                                                       $24,639   $ 24,065

Health care services expense                                                17,318     17,402
Selling, general and administrative expense                                  7,690      9,816
Loss on impairment of assets                                                    --     24,576
                                                                           --------  ---------

Operating loss                                                                (369)   (27,729)

Investment and other income (losses)                                           478       (147)
Interest expense on debt that is subject to conversion to equity (Note 5)   (1,287)    (2,759)
Other interest expense                                                         (53)       (42)
                                                                           --------  ---------

Loss before income taxes and discontinued operations                        (1,231)   (30,677)
Income tax expense                                                              --     12,224
                                                                           --------  ---------

Loss before discontinued operations                                         (1,231)   (42,901)
Discontinued operations:
  Loss from assets transferred under contractual arrangements               (1,750)    (1,099)
                                                                           --------  ---------

    Net loss                                                               $(2,981)  $(44,000)
                                                                           ========  =========

Basic and diluted loss per share:
  Loss from continuing operations                                          $ (0.26)  $  (9.04)
  Loss from discontinued operations                                          (0.37)     (0.23)
                                                                           --------  ---------

    Net loss                                                               $ (0.63)  $  (9.27)
                                                                           ========  =========

Weighted average basic and diluted shares outstanding                        4,747      4,747


          See accompanying Notes to Consolidated Financial Statements.

                      SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          (UNAUDITED)



                                                                             2000      1999
                                                                           --------  ---------
Premium revenue, net                                                       $73,275   $ 71,917

Health care services expense                                                52,287     51,206
Selling, general and administrative expense                                 23,701     27,691
Loss on impairment of assets                                                    --     24,576
                                                                           --------  ---------

Operating loss                                                              (2,713)   (31,556)

Investment and other income                                                  1,115      1,793
Interest expense on debt that is subject to conversion to equity (Note 5)   (3,504)    (4,682)
Other interest expense                                                         (88)      (168)
                                                                           --------  ---------

Loss before income taxes and discontinued operations                        (5,190)   (34,613)
Income tax expense                                                              --     10,934
                                                                           --------  ---------

Loss before discontinued operations                                         (5,190)   (45,547)
Discontinued operations:
  Loss from assets transferred under contractual arrangements               (1,750)    (4,363)
                                                                           --------  ---------

    Net loss                                                               $(6,940)  $(49,910)
                                                                           ========  =========

Basic and diluted loss per share:
  Loss from continuing operations                                          $ (1.09)  $  (9.59)
  Loss from discontinued operations                                          (0.37)     (0.92)
                                                                           --------  ---------

    Net loss                                                               $ (1.46)  $ (10.51)
                                                                           ========  =========

Weighted average basic and diluted shares outstanding                        4,747      4,747


          See accompanying Notes to Consolidated Financial Statements.

                   SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                     (IN THOUSANDS)
                                       (UNAUDITED)



                                                                      2000       1999
                                                                    ---------  ---------
Cash flows from operating activities:
  Net loss                                                          $ (6,940)  $(49,910)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Loss from discontinued operations                                  1,750      4,363
    Loss on impairment of assets                                          --     24,576
    Amortization of deferred loan costs                                  198      1,953
    Depreciation and other amortization                                2,100      3,220
    Gain on sale of investments and property and equipment               (82)        --
    Deferred income taxes                                                 --     10,569
  Changes in operating assets and liabilities:
    Accounts receivable                                                  505       (348)
    Income taxes receivable                                              480          5
    Prepaid expenses and other current assets                           (254)       414
    Accounts payable                                                     (86)     2,445
    Accrued expenses                                                   3,108       (401)
    Claims payable and claims incurred but not reported                  (22)     1,725
    Deferred revenue                                                    (233)       368
                                                                    ---------  ---------
    Net cash provided by (used in) operating activities                  524     (1,021)

Cash flows from investing activities:
  Purchase of investments available-for-sale                         (24,350)   (12,854)
  Proceeds from sales/maturities of investments available-for-sale    15,678     13,830
  Proceeds from sale of property and equipment                           200      3,500
  Purchases of property and equipment                                   (661)    (1,006)
  Additions to intangible assets                                        (395)      (969)
  Payments received on notes receivable                                  855        497
  Issuance of notes receivable                                            --       (500)
                                                                    ---------  ---------
    Net cash provided by (used in) investing activities               (8,673)     2,498

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                             8,000         --
  Payments on notes payable and long-term debt                          (225)    (2,594)
  Decreases in long-term liabilities, net                               (176)       (28)
                                                                    ---------  ---------
    Net cash provided by (used in) financing activities                7,599     (2,622)
                                                                    ---------  ---------
Net increase (decrease) in cash                                         (550)    (1,145)
Cash balance at beginning of period                                    1,639      3,256
                                                                    ---------  ---------
Cash balance at end of period                                       $  1,089   $  2,111
                                                                    =========  =========


          See accompanying Notes to Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1.  GENERAL
-----------------

The accompanying unaudited consolidated financial statements of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") for the three months and nine months ended September 30, 2000 and 1999, have been prepared in accordance with accounting principles generally accepted in the United States of America, applicable to interim periods. The accompanying financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, and omit certain footnote disclosures and other information necessary to present the Company's financial position and results of operations in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Consolidated Financial
Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Management believes the disclosures herein are adequate to prevent the accompanying financial statements from being misleading.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE  2.  GOING  CONCERN  BASIS
-------------------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recoverability or classification of assets, or to the amounts or classification of liabilities that might be necessary in the event the Company is unable to continue as a going concern. During the nine months ended September 30, 2000, and the years ended December 31, 1999 and 1998, the Company incurred net losses of $6.9 million, $52.0 million and $9.9 million, respectively. During the years ended December 31, 1999 and 1998, net cash used by operating activities was $574,000 and $2.0 million, respectively. Net cash provided by operating activities was $524,000 during the nine months ended September 30, 2000. As of September 30, 2000, the Company was not in compliance with certain financial covenants contained in the credit agreements related to its revolving credit facility and senior notes payable. However, both lenders have agreed not to demand or accept any payment under these credit agreements, and not to take any enforcement actions of any kind under those agreements until April 30, 2001 (see Note 5).

As of September 30, 2000, and December 31, 1999, the Company's current liabilities exceeded its current assets by $51.6 million (which is due to $51.6 million of debt and accrued interest that is expected to be converted into equity securities, as discussed in Note 5) and $7.7 million, respectively. The Company believes this lack of working capital will be mitigated by its plans to return to profitability, as described below. The Company also sold certain long-term assets during October 2000, as discussed in Note 8.

In March 2000 the Company entered into a Recapitalization Agreement with an investor group and its primary lenders, under which the investor group and the primary lenders agreed to convert substantially all of the Company's outstanding debt to convertible preferred stock (see Note 5). This conversion is currently pending regulatory approval of the change in control of the Company that would result from the conversion. In connection with the Recapitalization Agreement, the Company hired a new president and chief executive officer, and obtained certain new directors.

The Company's results of operations have improved during the first three quarters of 2000. Management believes this improvement is primarily the result of actions taken during 2000 to increase premium rates, renegotiate certain non-standard provider agreements, reduce the number of its employees by consolidating administrative functions in one location, reduce the amount of office space used, and reduce various other general and administrative expenses. Management plans to further improve the profitability of the Company by continuing its actions to increase premium rates, reduce certain types of health care expenses, and reduce various general and administrative expenses, although there can be no assurance it will be successful in doing so. Management's plans also include enhanced programs for customer retention, increasing the efficiency of its provider network, and streamlining operations with a focus toward strengthening customer service. Management believes the results of its plans will enable the Company to meets its ongoing obligations on a timely basis and continue to improve the profitability of the Company, although there can be no assurance it will be successful in doing so. The Company also believes it will be able to obtain additional financing, if necessary, to support its operations.

NOTE  3.  RECENT  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 has had no significant effect on the Company's financial statements, and the Company believes it will have no significant effect in the future, as the Company has no derivative instruments or hedging activities.

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

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 is effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of FIN 44 had no significant effect on the Company's financial statements.

NOTE  4.  ASSETS  OF  DISCONTINUED  OPERATIONS  TRANSFERRED  UNDER  CONTRACTUAL
-------------------------------------------------------------------------------
ARRANGEMENTS
------------

During the three months ended September 30, 1997, the Company sold a number of general dental practices to a single purchaser (the "Purchaser") in exchange for $8.0 million of long-term promissory notes. In April 1998 the Company also sold a number of orthodontic practices to the Purchaser in exchange for $15.0 million of long-term promissory notes. During 1997 and 1998, other entities that purchased four other general dental practices from the Company conveyed those practices to the Purchaser in exchange for the assumption of the related promissory notes payable to the Company. At the time of the conveyances of these practices to the Purchaser, the related promissory notes had an aggregate outstanding principal balance of $1.9 million. During 1997 and 1998, the Company loaned a total of $1.6 million to the Purchaser, which was used for working capital purposes by the Purchaser.

Due to uncertainty about the Purchaser's ability to meet its commitments to the Company under the promissory notes, the Company did not treat the transactions with the Purchaser as sales for accounting purposes. Accordingly, the related promissory notes and the working capital loans are not reflected in the accompanying financial statements. Instead, the historical cost of the net assets of the related general dental and orthodontic practices, less the interest payments received from the Purchaser, is reflected on the Company's balance sheet under the caption "Assets of discontinued operations transferred under contractual arrangements," which is stated at estimated realizable value. The Company's financial statements do not reflect any gains on these sale transactions, and do not reflect any interest income on the related promissory notes. In addition, the carrying value of the promissory notes related to the four practices that were transferred to the Purchaser, was reduced to the historical cost of the net assets of the related dental practices. These assets are also reflected on the Company's balance sheet under the caption "Assets of discontinued operations transferred under contractual arrangements." The working capital loans were treated as expenses at the time the loans were made. In the opinion of management, this accounting treatment appropriately reflects the economic substance of the transactions, as distinct from the legal form of the transactions, which transactions were asset sales.

During 1999, the Company reached an oral agreement with the Purchaser and another third party (the "New Purchaser"), under which the long-term promissory notes described above (the "Notes") would be liquidated. Under this agreement, the Purchaser would convey the assets of the dental and orthodontic practices that comprise the collateral for the Notes to the New Purchaser, in exchange for proceeds that would be paid to the Company in satisfaction of the Notes. Based on this agreement, the Company recorded a $4.4 million charge to earnings (net of income tax benefit of $2.1 million) during the nine months ended September 30, 1999, to reduce the carrying value of "Assets of discontinued operations transferred under contractual arrangements" to their estimated realizable value. This charge is reflected on the Company's statement of operations under the caption "Loss from operations to be disposed of."

In March 2000 the Company entered into a definitive agreement with respect to this transaction. In September 2000, the Company entered into a restructured agreement with respect to this transaction, which superseded the previous agreement. Based on the terms of the restructured agreement, the Company recorded a $1.8 million charge to earnings during the three months ended September 30, 2000, to reduce the carrying value of "Assets of discontinued operations transferred under contractual arrangements" to their new estimated net realizable value. This charge is reflected on the Company's statement of operations under the caption "Loss from assets transferred under contractual arrangements." See Note 8 for discussion of a subsequent event with respect to this transaction.

NOTE  5.  SHORT-TERM  AND  LONG-TERM  DEBT
------------------------------------------

Short-term  and  long-term  debt  consisted  of  the  following  (in thousands):


                              SEPTEMBER 30,    DECEMBER 31,
                                  2000             1999
                             ---------------  --------------

  Investor senior loan       $        8,000   $          --
  Revolving credit facility           7,045           7,045
  Senior notes payable               32,500          32,500
  Other notes payable                    30             255
                             ---------------  --------------
  Total debt                         47,575          39,800
  Less - current portion            (47,575)           (255)
                             ---------------  --------------

  Long-term debt             $           --   $      39,545
                             ===============  ==============


On March 1, 2000, the Company entered into a Recapitalization Agreement with an investor group (the "Investors"), the holder of the senior notes payable (the "Senior Note Holder"), and the revolving credit facility lender (the "Bank"). Under the Recapitalization Agreement, the Investors loaned $8.0 million to the Company in the form of an investor senior loan, which is due April 30, 2001, and bears interest at 10% annually. The Investors, the Senior Note Holder, and the Bank agreed to convert the $8.0 million investor senior loan, the $32.5 million of senior notes payable, and the outstanding balance of $7.0 million under the revolving credit facility, to convertible preferred stock, subject to regulatory and stockholder approval, as described below. See Note 8 for a subsequent event related to the Recapitalization Agreement.

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

Under the Recapitalization Agreement, both the Senior Note Holder and the Bank agreed not to demand or accept any payment of principal or interest under their respective credit agreements, and not to take any enforcement actions of any kind under those agreements until April 30, 2001. The Company is subject to various financial covenant requirements under the credit agreements with the Senior Note Holder and the Bank. The Company was not in compliance with those requirements as of September 30, 2000. Therefore, in the event the conversion of the Company's outstanding debt to convertible preferred stock is not completed prior to April 30, 2001, the outstanding balances under the senior notes payable and the revolving credit facility will be due and payable on April 30, 2001. Accordingly, these outstanding balances are reflected as short-term debt on the Company's balance sheet as of September 30, 2000.

In 1999, the Company issued warrants to purchase 382,000 shares of its common stock for $4.51 per share to the Senior Note Holder. However, the Senior Note Holder has agreed to cancel the warrants upon conversion of the Company's outstanding debt into convertible preferred stock, as set forth in the Recapitalization Agreement described above.

RECAPITALIZATION  TABLE

The expected effect of the conversion of the Company's outstanding debt into convertible preferred stock on the Company's capital structure is shown in the recapitalization table below, as though the conversion had occurred on September 30, 2000 (in thousands).

                                                         ACTUAL AS OF
                                                         SEPTEMBER 30,     EFFECT OF          AFTER
                                                             2000         TRANSACTION    RECAPITALIZATION
                                                        ---------------  -------------  ------------------
  Short-term debt, subject to conversion to equity      $       47,545   $    (47,545)  $              --
  Accrued interest, subject to conversion to equity              4,038         (4,038)                 --
  Other current liabilities                                     17,839             --              17,839
  Long-term liabilities                                          1,134             --               1,134
                                                        ---------------  -------------  ------------------
  Total liabilities                                             70,556        (51,583)             18,973

  Preferred stock                                                   --         16,500              16,500
  Common stock                                                  21,829             --              21,829
  Accumulated deficit                                          (42,242)        35,083              (7,159)
  Accumulated other comprehensive income (loss)                     39             --                  39
  Treasury stock                                               (18,123)            --             (18,123)
                                                        ---------------  -------------  ------------------
  Total stockholders' equity (deficit)                         (38,497)        51,583              13,086
                                                        ---------------  -------------  ------------------

  Total liabilities and stockholders' equity (deficit)  $       32,059   $         --   $          32,059
                                                        ===============  =============  ==================

Pursuant to the Recapitalization Agreement described above, it is expected that substantially all of the Company's short-term debt ($47.5 million at September 30, 2000) and the accrued interest on the senior notes payable and the revolving credit facility ($4.0 million at September 30, 2000) will be converted into convertible preferred stock. In exchange for the outstanding debt and accrued interest, it is expected that the Company will issue 300,000 shares of convertible preferred stock. The convertible preferred stock has been valued at $55 per share for purposes of the above information, which is the Company's estimate of its market value as of September 30, 2000. Each share of convertible preferred stock would be convertible into 100 shares of common stock, and the last closing price of the Company's common stock as of September 30, 2000 was $0.55 per share.

The transaction illustrated in the above table is contingent upon regulatory approval of the change in control of the Company that would result from this transaction. See Note 8 for a subsequent event related to this transaction. The purpose of the above recapitalization table is to show what the significant effects of the above-described transaction on the Company's capital structure might be if the transaction had been completed on September 30, 2000. The above information is not necessarily indicative of the results of the transaction or related effects on the Company's financial position that would result if the above-described transaction is completed on a different date, with a different valuation of the convertible preferred stock.

NOTE  6.  INCOME  TAXES
-----------------------

The Company's deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether they will be realized in the future, primarily due to operating losses incurred by the Company in 1998 and 1999, and the existence of significant net operating loss carry-forwards. Accordingly, the Company recorded no income tax expense or benefit during the three months and nine months ended September 30, 2000.

NOTE  7.  LITIGATION
--------------------

In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. On September 12, 2000, after the plaintiffs had filed a first amended complaint, the Federal District Trial Court dismissed the lawsuit with prejudice, stating that the plaintiffs had failed to state a claim against the Company. On October 6, 2000, the plaintiffs filed an appeal of the dismissal of the lawsuit. The Company has directors and officers liability insurance and intends to vigorously defend this litigation. In the opinion of the Company's management, the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

NOTE  8.  SUBSEQUENT  EVENTS
----------------------------

In  October 2000, the Company completed the sale of the assets described in Note
4. As a result of this transaction, the Company expects to realize an estimated $750,000 of net proceeds, a portion of which is still subject to certain contingencies. In connection with this transaction, the New Purchaser agreed to make all of the remaining lease payments related to the dental offices discussed in Note 4. However, the Company remains contingently liable for the lease payments in the event the New Purchaser fails to make those payments. At September 30, 2000, the aggregate contingent liability of the Company related to these leases was approximately $4 million over the terms of the various lease agreements, which expire at various dates through 2006. As of September 30, 2000, management has not been notified of any defaults under these lease agreements that would materially affect the Company's financial position.

In October 2000, the stockholders of the Company elected six directors to serve until the next annual stockholders meeting, approved an increase in the number of authorized common shares from 30 million shares to 40 million shares, approved an amendment to the Company's Restated Articles of Incorporation to eliminate the classification of the board of directors so that all directors are elected annually, and approved an amendment to the Stock Option Plan (the "Plan") to increase the number of shares issuable under the Plan from 1.3 million to 3.0 million shares. The reason for the increase in the authorized common shares was to support the issuance of 300,000 shares of convertible preferred stock, which will be convertible into 30 million shares of common stock, in connection with the transaction described in Note 5.

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

The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations concerning expected growth, the outcome of business strategies, future operating results and financial position, economic and market events and trends, future premium revenue, future health care expenses, the Company's ability to control health care, selling, general and administrative expenses, and all other statements that are not historical facts, are forward-looking statements. Words such as expects, projects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions, are also intended to identify forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and contingencies, many of which are beyond the control of the Company. Actual results may differ materially from those projected in the forward-looking statements, which statements involve risks and uncertainties.

The Company's ability to expand its business is affected by competition from a large number of other entities, many of which are much larger and have greater financial resources than the Company, that offer dental plans in the markets in which the Company operates. There is a risk that the Company will not be able to increase revenues in the future as employer groups and other purchasers of dental coverage continue to resist premium rate increases, while demanding a wide choice of dental care providers and a high level of customer service. Securing cost-effective contracts with dentists may become more difficult due to increased competition among dental plans for contracts with dental providers and a possible decrease in the number of dentists in practice in the markets in which the Company operates.

There is a risk that the Company will be unable to obtain waivers and/or extensions from its lenders, in the event the expected conversion of its outstanding debt to preferred stock does not occur. There are risks that the Company will be unable to obtain regulatory approval for the Recapitalization Agreement described elsewhere in this Report. There are risks associated with changes in the Company's operating and expansion strategies, and the possible inability to realize all of the proceeds from the recent resale of certain dental office assets to a third party. There is a risk that the Company will be unable to continue to improve its earnings before interest, taxes, depreciation and amortization ("EBITDA"), as any such improvement is dependent upon a multitude of factors including, but not limited to, the ability of the Company to identify additional opportunities to reduce costs.

There is a risk that the purchaser of certain resold dental office assets will not comply with its agreement to make rental payments on the related office lease agreements, for which the Company remains contingently liable, and there is a risk that other dentists who previously purchased dental practices from the Company will not make payment on their assigned or sublet lease agreements, for which the Company remains contingently liable.

There is a risk that the Company may incur additional expenses in connection with the delivery of the dental office assets resold to the Purchaser, and there are risks associated with additional health care expenses that may be incurred by the Company for the cost of the completion of dental treatment that may be required to be paid in connection with the transfer of the recently resold dental office assets.

All of these risks and uncertainties could have a negative impact on the estimated net realizable value of the dental office assets sold by the Company. The Company's profitability depends, in part, on its ability to maintain effective control over its health care costs, while providing members with quality dental care. A variety of factors, such as utilization rates of dental services, changes in the value of the Company's assets, new technologies, the cost of dental services delivered by referral specialists, the amount of claims incurred by patients insured by the Company, and numerous other external influences could affect the Company's operating results.

All of the risks set forth herein could negatively impact the earnings of the Company in the future. The Company's expectations for the future are based on current information and its evaluation of external influences. Changes in any one factor could materially impact the Company's expectations related to premium rates, benefits plans offered, membership enrollment, the amount of health care expenses incurred, and profitability, and therefore, affect the forward-looking statements which may be included in this report. In addition, past financial performance is not necessarily a reliable indicator of future performance. An investor should not use historical performance alone to anticipate future results or future period trends.

SUMMARY  OF  RESULTS  OF  OPERATIONS

The following table shows the Company's results of operations as a percentage of revenue, and is used in the period-to-period comparisons discussed below.

                                                      THREE MONTHS ENDED  NINE MONTHS ENDED
                                                         SEPTEMBER 30,     SEPTEMBER 30,
                                                       -----------------  ---------------
                                                        2000      1999     2000    1999
                                                       -------  --------  ------  -------
Premium revenue, net                                    100.0%    100.0%  100.0%   100.0%

Health care services expense                             70.3      72.3    71.4     71.2
Selling, general and administrative expense              31.2      40.8    32.3     38.5
Loss on impairment of assets                               --     102.1      --     34.2
                                                       -------  --------  ------  -------
Operating loss                                           (1.5)   (115.2)   (3.7)   (43.9)

Investment and other income                               1.9      (0.6)    1.5      2.5
Interest expense on debt that is subject
  to conversion to equity (1)                            (5.2)    (11.5)   (4.8)    (6.5)
Other interest expense                                   (0.2)     (0.2)   (0.1)    (0.2)
                                                       -------  --------  ------  -------

Loss before income taxes and discontinued operations     (5.0)   (127.5)   (7.1)   (48.1)

Income tax expense                                         --      50.8      --     15.2
                                                       -------  --------  ------  -------
Loss before discontinued operations                      (5.0)   (178.3)   (7.1)   (63.3)
Loss from assets transferred under contractual
  arrangements                                           (7.1)     (4.5)   (2.4)    (6.1)
                                                       -------  --------  ------  -------

  Net loss                                             (12.1)%  (182.8)%  (9.5)%  (69.4)%
                                                       =======  ========  ======  =======

(1)  See  Note  5  to  the  accompanying  financial  statements  for a discussion of a transaction  that  is expected to convert substantially all of the Company's debt and the related  accrued  interest  into  preferred  stock.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Premium revenue increased by $574,000, or 2.4%, from $24.1 million in 1999 to $24.6 million in 2000. The average membership for which the Company provided dental coverage decreased by approximately 86,000 members, or 9.7%, from 883,000 members during 1999 to 797,000 during 2000. The decrease in the average number of members is primarily due to the loss of several customers during the first nine months of 2000. Premium revenue increased by 2.4% even though average membership decreased by 9.7%. This was primarily due to a shift in the product mix toward preferred provider ("PPO")/indemnity plans, which have higher premium rates than managed care plans, increases in premium rates, and a shift in the product mix toward managed care plans with higher benefit levels and higher premium rates.

Health care services expense decreased by $84,000, or 0.5%, from $17.4 million in 1999 to $17.3 million in 2000. Health care services expense as a percentage of premium revenue (the "loss ratio") decreased from 72.3% in 1999 to 70.3% in 2000. This decrease is primarily due to a decrease in the loss ratio in the managed care business. This decrease was primarily due to a decrease in health care expenses incurred pursuant to non-standard provider payment arrangements, such as minimum capitation arrangements and fee-for-service payments for dental services that are covered by capitation arrangements in most cases. The Company renegotiated several of these non-standard arrangements, or in some cases, terminated the related provider contracts, during the first half of 2000.

Selling, general and administrative ("SG&A") expenses decreased by $2.1 million, or 21.7%, from $9.8 million in 1999 to $7.7 million in 2000. SG&A expenses as a percentage of premium revenue decreased from 40.8% in 1999 to 31.2% in 2000. The decrease in SG&A expenses is due to several reasons. Salaries and benefits decreased due to a reduction in the number of employees during the first quarter of 2000, in connection with a consolidation of the Company's administrative services into a single location. The decrease is also partially due to an accrual for a lease commitment for unused office space in the third quarter of 1999. Part of the decrease is due to a decrease in computer programming expenses, as the Company has completed several enhancements to its proprietary management information system that were in process during 1999.

Investment and other income increased by $625,000, from a loss of $147,000 in 1999 to income of $478,000 in 2000. This increase is primarily due to realized losses on the sale of investments in the third quarter of 1999.

Total interest expense decreased by $1.5 million, or 52.2%, from $2.8 million in 1999 to $1.3 million in 2000. This decrease is primarily due to $1.9 million of deferred loan costs that were charged to expense during the third quarter of 1999. This decrease was partially offset by interest expense and amortization of deferred loan costs related to the $8.0 million borrowing on March 1, 2000, which was completed in connection with the transaction described in Note 5 to the accompanying financial statements.

The loss before income taxes and discontinued operations decreased by $29.4 million, from $30.7 million in 1999 to $1.2 million in 2000. The loss before income taxes and discontinued operations as a percentage of premium revenue decreased from 127.5% in 1999 to 5.0% in 2000. The decrease in the loss was primarily due to a loss on impairment of assets of $24.6 million in 1999, a $2.4 million decrease in SG&A expenses, as discussed above, and a $1.5 million decrease in interest income, as discussed above.

The income tax benefit decreased from $12.2 million in 1999 to zero in 2000. The Company recorded no income tax expense or benefit in 2000 due to the valuation reserve against its deferred tax assets. See Note 6 to the accompanying financial statements.

The loss from assets transferred under contractual arrangements increased by $651,000, from $1.1 million in 1999 to $1.8 million in 2000. The loss in both periods represents a reduction in the carrying value of "Assets of discontinued operations transferred under contractual arrangements" to their estimated realizable value. See Note 8 to the accompanying financial statements for discussion of a transaction in October 2000, in which the Company sold these assets.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Premium revenue increased by $1.4 million, or 1.9%, from $71.9 million in 1999 to $73.3 million in 2000. The average membership for which the Company provided dental coverage decreased by approximately 50,000 members, or 5.7%, from 878,000 members during 1999 to 828,000 during 2000. The decrease in the average number of members is primarily due to the loss of several customers during the first nine months of 2000. Premium revenue increased by 1.9% even though average membership decreased by 5.7%. This was primarily due to a shift in the product mix toward PPO/indemnity plans, which have higher premium rates than managed care plans, increases in premium rates, and a shift in the product mix toward managed care plans with higher benefit levels and higher premium rates.

Health care services expense increased by $1.1 million, or 2.1%, from $51.2 million in 1999 to $52.3 million in 2000. Health care services expense as a percentage of premium revenue (the "loss ratio") increased from 71.2% in 1999 to 71.4% in 2000. This increase is primarily due to a shift in the product mix toward more PPO/indemnity business, which was largely offset by a decrease in the loss ratio in the managed care business. The Company's PPO/indemnity business has a significantly higher loss ratio than its managed care business. However, the PPO/indemnity business has a higher amount of gross margin (premium revenue less health care services expense) per insured individual. In addition, the Company believes the PPO/indemnity business has significantly lower selling, general and administrative expenses than the Company's managed care business, as a percentage of premium revenue. The decrease in the loss ratio in the managed care business was due to the reasons described above in the discussion of health care services expense in the third quarter.

Selling, general and administrative ("SG&A") expenses decreased by $4.0 million, or 14.4%, from $27.7 million in 1999 to $23.7 million in 2000. SG&A expenses as a percentage of premium revenue decreased from 38.5% in 1999 to 32.3% in 2000. The decrease in SG&A expenses is due to several reasons. Salaries and benefits decreased due to a reduction in the number of employees during the first quarter of 2000, in connection with a consolidation of the Company's administrative services into a single location. The decrease is also partially due to a decrease in amortization expense related to intangible assets. During the third quarter of 1999, the Company recorded a $24.9 million impairment loss to reduce the carrying values of its intangible assets to their estimated realizable values, which caused a decrease in amortization expense in 2000. Part of the decrease is due to a decrease in computer programming expenses, as the Company has completed several enhancements to its proprietary management information system that were in process during 1999. An additional part of the decrease was due to an accrual for a lease commitment for unused office space in 1999.

Investment and other income decreased by $678,000, or 37.8%, from $1.8 million in 1999 to $1.1 million in 2000. This decrease is primarily due to $1.2 million of realized gains on the sale of investments in 1999, compared to nearly zero in 2000. This was partially offset by an increase in interest income in 2000, due to investment of the proceeds of the $8.0 million borrowing on March 1, 2000, which was completed in connection with the transaction described in Note 5 to the accompanying financial statements.

Total interest expense decreased by $1.3 million, or 25.9%, from $4.9 million in 1999 to $3.6 million in 2000. This decrease is primarily due to $1.9 million of deferred loan costs that were charged to expense during the third quarter of 1999. This decrease was partially offset by interest expense and amortization of deferred loan costs in 2000, related to the $8.0 million borrowing on March 1, 2000, which was completed in connection with the transaction described in Note 5 to the accompanying financial statements.

The loss before income taxes and discontinued operations decreased by $29.4 million, from $34.6 million in 1999 to $5.2 million in 2000. The loss before income taxes and discontinued operations as a percentage of premium revenue decreased slightly from 48.1% in 1999 to 7.1% in 2000. The decrease in the loss was primarily due to a loss on impairment of assets of $24.6 million in 1999, and a $4.9 million decrease in SG&A expenses.

The income tax benefit decreased from $10.9 million in 1999 to zero in 2000. The Company recorded no income tax expense or benefit in 2000 due to the valuation reserve against its deferred tax assets. See Note 6 to the accompanying financial statements.

The loss from assets transferred under contractual arrangements decreased by $2.6 million, from $4.4 million in 1999 to $1.8 million in 2000. The loss in both periods represents a reduction in the carrying value of "Assets of discontinued operations transferred under contractual arrangements" to their estimated realizable value. See Note 8 to the accompanying financial statements for discussion of a transaction in October 2000, in which the Company sold these assets.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash provided by operating activities was $524,000 during the nine months ended September 30, 2000, compared to $1.0 million of net cash used by operating activities during the same period in 1999. This improvement was due to several reasons, the largest of which are described below. There was a $3.1 million increase in accrued expenses in 2000, compared to a $401,000 decrease in 1999. The increase in 2000 was primarily due to a $2.8 million increase in accrued interest that is subject to conversion to equity, as described in Note 5 to the accompanying financial statements. Net cash used by the net loss, including the adjustments reflected in the accompanying statements of cash flows, decreased from $5.2 million in 1999 to $3.0 million in 2000, primarily due to a decrease in SG&A expenses, as discussed above. These factors were partially offset by a $108,000 decrease in accounts payable and claims payable in 2000, compared to $4.3 million of increases in those liabilities in 1999. The increases in these liability accounts in 1999 were primarily due to an increase in the processing time for both accounts payable and dental claim payments during 1999. The processing time for claims payable has decreased significantly during 2000. However, this decrease was offset by an increase in the amount of claims payable, due to a shift in the product mix toward PPO/indemnity plans, for which the health care expenses are reimbursed based on claims submitted, instead of capitation payments.

Net cash used by investing activities was $8.7 million during 2000, compared to $2.5 million of net cash provided by investing activities in 1999. The net cash used by investing activities in 2000 was primarily due to the purchase of investments with the $8.0 million proceeds from the borrowing on March 1, 2000, as described in Note 5 to the accompanying financial statements. The net cash provided by investing activities in 1999 was primarily due to $3.5 million of proceeds from the sale of the building formerly used as the Company's corporate office. Net cash provided by financing activities was $7.6 million during 2000, compared to net cash used by financing activities of $2.6 million during 1999. This change of $10.4 million was primarily due to $8.0 million of proceeds from the investor senior loan obtained on March 1, 2000, and $2.6 million of debt payments in 1999.

The Company's total short-term and long-term debt increased from $39.8 million at December 31, 1999, to $47.6 million at September 30, 2000, due to the $8.0 million borrowing on March 1, 2000, as described in Note 5 to the accompanying financial statements. The Company believes it has adequate financial resources to continue its current operations for the foreseeable future.

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

PART  II.    OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The Company is subject to various claims and legal actions in the ordinary course of business. The Company believes that all pending claims either are adequately covered by insurance maintained by its contracted dental providers or by the Company, or will not have a material adverse effect on the Company's results of operations or financial position. In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. On September 12, 2000, after the plaintiffs had filed a first amended complaint, the Federal District Trial Court dismissed the lawsuit with prejudice, stating that the plaintiffs had failed to state a claim against the Company. On October 6, 2000, the plaintiffs filed an appeal of the dismissal of the lawsuit. The Company has directors and officers liability insurance and intends to vigorously defend this litigation. In the opinion of the Company's management, the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

See  Note  5  to  the  accompanying  consolidated  financial  statements herein.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

A Special Meeting of the Stockholders (the "Meeting") of the Company was held at the executive offices of the Company in Aliso Viejo, California on October 25, 2000, 4:00 p.m. The following matters were addressed at the Meeting:

ELECTION  OF  DIRECTORS

It was proposed that Steven J. Baileys, James E. Buncher, Ronald I. Brendzel, Dennis L. Gates, Jack R. Anderson, and Leslie B. Daniels be elected to serve as Directors of the Company until the Company's next annual meeting of stockholders. The proposal received an affirmative vote of 4,429,826 shares of Common Stock present at the Meeting in person or by proxy, or 94.5% of the 4,687,727 shares entitled to vote, or 93.3% of the 4,747,498 shares outstanding, and was approved.

PROPOSAL  TO  INCREASE  AUTHORIZED  SHARES  OF  COMMON  STOCK

It was proposed that the number of authorized shares of the Company's Common Stock be increased from 30 million to 40 million. The proposal received an affirmative vote of 4,427,976 shares of Common Stock, or 93.3% of the 4,747,498 shares outstanding, and was approved.

PROPOSAL TO AMEND THE RESTATED CERTIFICATE OF INCORPORATION TO ELIMINATE CLASSIFICATION OF THE BOARD OF DIRECTORS

It was proposed that the Company's Restated Certificate of Incorporation be amended to eliminate the classification of the Board of Directors such that all members of the Board of Directors will constitute a single class and be elected annually. The proposal received an affirmative vote of 3,560,187 shares of Common Stock, or 75.0% of the 4,747,498 shares outstanding, which exceeded the 66 and 2/3% of the outstanding shares of the Company's Common Stock required by the Company's by-laws to amend the applicable section of the by-laws, and was approved.

PROPOSAL  TO  AMEND  THE  COMPANY'S  STOCK  OPTION  PLAN

It was proposed that the Company's Employee Stock Option Plan (the "Plan") be amended to increase the number of shares of Common Stock issuable under the Plan from 1.7 million to 3 million shares. The proposal received an affirmative vote of 3,011,436 shares of Common Stock, or 64.2% of the 4,687,727 shares entitled to vote, or 63.4% of the 4,747,498 shares outstanding, and was approved.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

          EXHIBIT          DESCRIPTION
          -------       -----------------

          27.1          Financial  Data  Schedule

(b)  REPORTS  ON  FORM  8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on the 13th day of November 2000.

                    SAFEGUARD  HEALTH  ENTERPRISES,  INC.


                    By:  /s/  James  E.  Buncher
                         -----------------------
                         James  E.  Buncher
                         President  and  Chief  Executive  Officer
                         (Principal  Executive  Officer)


                    By:  /s/  Dennis  L.  Gates
                         ----------------------
                         Dennis  L.  Gates
                         Senior Vice President and Chief Financial Officer (Chief Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on the 13th day of November 2000.

                    SAFEGUARD  HEALTH  ENTERPRISES,  INC.


                    By:
                         -----------------------
                         James  E.  Buncher
                         President  and  Chief  Executive  Officer
                         (Principal  Executive  Officer)


                         By:
                         -----------------------
                         Dennis  L.  Gates
                         Senior Vice President and Chief Financial Officer (Chief Accounting Officer)