Form 10-K
period 2000-12-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 2001-03-30
CIK 727303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000      COMMISSION FILE NUMBER 0-12050

                       SAFEGUARD HEALTH ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      52-1528581
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation  or  organization)

                                  95 ENTERPRISE
                       ALISO VIEJO, CALIFORNIA 92656-2605
              (Address of principal executive offices) (Zip Code)

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

                                YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2001, was $7,206,480. The number of shares of the registrant's common stock outstanding as of March 15, 2001, was 4,737,498 (not including 3,257,788 shares held in treasury).

                       SAFEGUARD HEALTH ENTERPRISES, INC.
                               INDEX TO FORM 10-K

                                                                           PAGE
                                                                           ----

PART  I:

     Item  1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . .1

     Item  2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . 16

     Item  3.     Legal  Proceedings . . . . . . . . . . . . . . . . . . . . 17

     Item  4.     Submission of Matters to a Vote of Security Holders . . . .17

PART  II:

     Item  5.     Market for Registrant's Common Equity and Related
                  Stockholder Matters . . . . . . . . . . . . . . . . . . . .18

     Item  6.     Selected  Financial  Data . . . . . . . . . . . . . . . . .19

     Item  7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . . . .20

     Item  7A.    Quantitative and Qualitative Disclosures About
                  Market Risk . . . . . . . . . . . . . . . . . . . . . . . .26

     Item  8.     Financial Statements and Supplementary Data . . . . . . . .26

     Item  9.     Changes  in  and Disagreements with Independent
                  Accountants on Accounting and Financial Disclosure. . . . .26

PART  III:

     Item  10.    Directors  and  Executive  Officers  of  the  Registrant. .27

     Item  11.    Executive  Compensation. . . . . . . . . . . . . . . . . . 30

     Item  12.    Security Ownership of Certain Beneficial Owners and
                  Management. . . . . . . . . . . . . . . . . . . . . . . . .32

     Item  13.    Certain  Relationships  and Related Transactions. . . . . .33

PART  IV:

     Item  14.    Exhibits,  Financial Statement Schedules, and
                  Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . 34

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .35

                                     PART I

ITEM  1.  BUSINESS
------------------

In addition to historical information, the description of business below includes certain forward-looking statements regarding SafeGuard Health Enterprises, Inc. (the "Company"), including statements about growth plans, business strategies, future operating results and financial position, and general economic and market events and trends. The Company's actual results of operations for future periods could differ materially from the results indicated in the forward-looking statements as a result of various events that cannot be predicted by the Company. Those possible events include an increase in competition, changes in health care regulations, an increase in dental care utilization rates, new technologies, an increase in the cost of dental care, the inability to efficiently integrate the operations of acquired businesses, the inability to realize the carrying value of the escrow account containing a portion of the proceeds from the re-sale of the assets of certain dental and orthodontic practices, the inability to realize the carrying value of certain long-term promissory notes, and other risks and uncertainties as described below under "RISK FACTORS." The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

(a)  GENERAL  DEVELOPMENT  OF  BUSINESS

The Company, a Delaware corporation, provides managed care dental plans (also referred to as "dental HMOs"), preferred provider organization ("PPO")/indemnity dental plans, vision benefit plans, administrative services, and preferred provider organization services. The Company conducts its business through a number of subsidiaries, one of which is an insurance company that is licensed in a number of states, and a number of which are managed care dental plans that are each licensed in the state in which it operates. The Company's operations are primarily in California, Texas and Florida, but it also operates in a number of other states.

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

The Company completed four acquisitions during the past several years, which account for a significant portion of the Company's current operations. In September 1992, the Company acquired a California life insurance company and used this entity to begin offering PPO/indemnity dental plans to its customers. In August 1996, the Company acquired a managed care dental company located in Texas, which had approximately $12 million of annual revenue at the time of the acquisition. In May 1997, the Company acquired a managed care dental company located in Florida, which had approximately $7 million of annual revenue at the time of the acquisition. In August 1997, the Company acquired another insurance company, which had no active business but was licensed in a number of states in which the Company was not previously licensed.

The Company sold all of its general dental practices in 1996 and 1997, and sold all of its orthodontic practices in 1998. The proceeds from all of these sale transactions consisted of long-term promissory notes. All revenues and expenses related to the general dental practices and the orthodontic practices are reflected under "discontinued operations" on the accompanying financial statements.

Certain of the general dental practices and all of the orthodontic practices were sold to a single purchaser (the "Purchaser"), in exchange for an aggregate of $23.0 million of long-term promissory notes. In addition, in 1997 and 1998, other entities that previously purchased four general dental practices from the Company conveyed those practices to the Purchaser in exchange for the assumption of the related promissory notes payable to the Company. Those promissory notes had an aggregate outstanding principal balance of $1.9 million at the time of those conveyances. In addition, during 1997 and 1998, the Company loaned a total of $1.6 million to the Purchaser, which was used for working capital purposes by the Purchaser. Due to uncertainty about the Purchaser's ability to meet its commitments to the Company under the promissory notes, the Company did not treat the transactions with the Purchaser as sales for accounting purposes. See Note 2 to the accompanying financial statements for more information about the accounting treatment applied to these transactions with the Purchaser. The Purchaser ultimately defaulted on its obligations to the Company, and in 2000, the Company completed a transaction in which the general dental and orthodontic practices sold to the Purchaser were re-sold to another third party (the "New Purchaser"). Pursuant to this transaction, a portion of the sale proceeds was placed into an escrow account, pending satisfaction of certain conditions by the Company, and the Company agreed to pay certain obligations related to the practices sold, for which the Company may be contingently liable. These obligations consisted primarily of dental office lease obligations and the obligation to complete the orthodontic treatments for managed care patients who previously paid for the treatments in full. The amount of the escrow account that will be realized by the Company, and the ultimate cost of the obligations assumed by the Company, are subject to uncertainties. See Note 2 to the accompanying financial statements for more information about this transaction.

The Company's executive offices are located at 95 Enterprise, Aliso Viejo, California 92656-2605. Its telephone number is 949.425.4300 and its fax number is 949.425.4586.

DENTAL  CARE  MARKETPLACE

According to the United States Health Care Financing Administration ("HCFA"), total expenditures for dental care in the United States grew from approximately $31.5 billion in 1990 to an estimated $56.0 billion in 1999. HCFA also reported that expenditures for dental services accounted for approximately 4.6% of total national health care expenditures during 1999. According to the United States Bureau of Labor Statistics (the "BLS), the cost of dental services has increased in recent years at a rate higher than that for consumer goods as a whole. The consumer price index for dental services for all urban consumers increased by 25.4% from 1994 to 1999, while the consumer price index for all items for all urban consumers increased by 12.4% during the same period. As a result of increases in the cost of dental services, the Company believes that employers and other purchasers of dental care benefits have a significant interest in effectively managing the cost of dental care benefits.

The National Association of Dental Plans (the "NADP") estimated that approximately 153 million people, or approximately 56% of the total population of the United States, were covered by some type of dental benefit plan in 1999. The NADP also estimated that enrollment in managed care dental plans ("dental HMOs") has grown from approximately 17.0 million people in 1994 to approximately
27.4 million people in 1999. The Company believes the high growth rate for dental HMOs in recent years is attributable to acceptance of managed care by employers and employees, a significant price advantage over conventional dental insurance plans, and greater acceptance of dental HMOs by dentists, resulting in improved accessibility and convenience for members.

The American Association of Health Plans (the "AAHP") estimated that approximately 235 million people, or approximately 86% of the total population of the United States, were covered by some type of medical benefit plan in 1999. The AAHP also estimated that enrollment in managed care medical plans ("medical HMOs") was approximately 168 million people in 1999. The Company believes the number of people without dental coverage represents an opportunity for managed care dental companies to increase their enrollments.

In recent years, there has been a significant increase in the enrollment in dental insurance plans that include preferred provider organization ("PPO") networks. Under these plans, the insurance company creates a PPO network by negotiating reduced fees with dentists in exchange for including the dentists in a "preferred provider" list that is distributed to subscribers who are enrolled in the PPO dental plan. The subscribers who are enrolled in the plan receive a higher level of benefits, in the form of reduced out-of-pocket cost at the time of service, if they choose to receive services from a dentist in the PPO network. The NADP estimated that enrollment in fully insured PPO dental plans has grown from approximately 6.8 million people in 1994 to approximately 22.9 million people in 1999. The Company believes that PPO dental plans have been rapidly gaining in popularity because they provide customers with a balance of cost-effectiveness and flexibility in the choice of providers.

The managed care dental industry is characterized by participation of several large, national insurance companies and numerous independent organizations. The NADP estimated that there were approximately 90 firms offering dental HMO benefit plans in the United States in 1999.

The average monthly cost of dental insurance coverage is much lower than that of medical insurance coverage. Dental care is provided almost exclusively on an outpatient basis, and general dentists, as opposed to specialists, perform most dental procedures. Most dental problems are not life-threatening and do not represent serious impairments to overall health. Therefore, there is a higher degree of discretion exercised by patients in determining whether to obtain dental services, and a higher degree of sensitivity to the cost of dental services. Many dental conditions have a range of appropriate courses of treatment, each of which has a different out-of-pocket cost for patients who are covered by a conventional dental insurance plan. For example, a deteriorated filling may be replaced with another filling (a low-cost alternative), a pin-retained crown build-up (a more costly alternative), or a crown with associated periodontal treatment (the most costly alternative). The design of a patient's dental insurance plan can have an impact on the type of dental services selected by the patient or recommended by the dentist. Dental benefit plans generally do not include coverage for hospitalization, which is typically the most expensive component of medical services.

Common features of dental insurance plans include annual deductibles of varying amounts, maximum annual benefits of less than $2,000 per person and significant patient cost-sharing. Patient cost-sharing typically varies by the type of dental procedure, ranging from no cost-sharing for preventive procedures to 50% cost-sharing for bridgework or dentures, and even greater cost-sharing for orthodontic care. The relatively high patient cost-sharing and the relatively predictable nature of the need for dental services substantially reduces the underwriting risk of a dental insurance plan, compared to the underwriting risk of a medical insurance plan, which typically covers catastrophic illnesses and injuries.

Under a conventional dental insurance plan, dentists have little incentive to deliver cost-effective treatments because they are compensated on a fee-for-service basis. In contrast, under a managed care dental plan, each general dentist is typically reimbursed primarily in the form of a fixed monthly payment for each member who selects that dentist as his or her primary dental care provider (a "capitation" payment). Under a managed care dental plan, each dentist also typically receives co-payments from the patient for certain dental services, in addition to the capitation payments. The co-payments received from patients mitigate the level of utilization risk assumed by the dentist, but are typically small enough to discourage the dentist from delivering treatments that are not cost-effective. Capitation payments create an incentive for dentists to emphasize preventive care, to deliver cost-effective treatments, and to develop a long-term relationship with their patients. Capitation payments also substantially reduce the underwriting risk associated with varying utilization of dental services, from the perspective of the entity providing managed care dental plans.

(b)  FINANCIAL  INFORMATION  ABOUT  SEGMENTS

The Company has only one reportable business segment, which provides dental benefit plans to employers, individuals and other purchasers.

(c)  NARRATIVE  DESCRIPTION  OF  BUSINESS

GENERAL  DESCRIPTION  OF  THE  COMPANY

The Company provides dental benefit plans, vision benefit plans and other related products, to government and private sector employers, associations, and individuals. The Company currently has group contracts with over 4,000 employer or association groups and delivers its services to approximately 750,000 covered individuals. Dental care is provided to the covered individuals through a managed care network of approximately 3,500 general dentists and specialty providers, and through a preferred provider network of approximately 7,700 dentists.

Under the Company's managed care dental plans, its customers pay a monthly premium for each subscriber enrolled in the plan, and the Company usually agrees to a monthly rate that is fixed for a period of one or two years. The amount of the monthly premium varies depending on the dental services covered, the amount of the member co-payments that are required for certain types of dental services, and the number of dependents enrolled by each subscriber. Each subscriber and dependent is required to select a general dentist from the Company's managed care provider network, and to receive all general dental services from that dentist. A referral to a specialist must be requested by the general dentist and approved in advance by the Company, in order for the cost of the service to be reimbursed by the Company, provided the service is covered by the member's benefit plan. Under managed care dental plans, subscribers and dependents are not required to pay deductibles or file claim forms, and are not subject to a maximum annual benefit.

Under the Company's PPO/indemnity dental plans, its customers also pay a monthly premium for each subscriber enrolled in the plan, and the Company usually agrees to a monthly rate that is fixed for a period of one year. The amount of the monthly premium varies depending on the dental services covered, the amount of the annual deductible, the portion of the cost of dental services that is paid by the subscriber or dependent, the maximum annual benefit amount, and the number of dependents enrolled by each subscriber. Under PPO/indemnity dental plans, subscribers are required to pay deductibles and co-payments that are typically higher than the co-payments required under a dental HMO plan, and the benefits covered are typically subject to an annual maximum amount. However, under PPO/indemnity dental plans, subscribers and dependents can choose to receive dental services from any dentist of their choice.

The Company's goal is to be a leading dental benefits provider in each of the geographic markets in which it operates. The Company's business is primarily in California, Texas and Florida, but it also provides dental HMO plans and PPO/indemnity dental plans in a number of other states. The Company offers a comprehensive range of dental benefit plans that is based on a set of standard plan designs that are available in each of the markets in which the Company operates. By standardizing the dental plans offered, the Company believes it can deliver a consistent product and a high level of customer service through the consistent application of policies and procedures, and by streamlining administrative functions. The standardized plans also allow employers to offer substantially the same benefits in all states in which the Company is licensed to operate. However, the Company also has the information technology and the flexibility to deliver highly customized benefit plans, which are frequently requested by large employer groups.

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

The Company is committed to providing quality dental care to its members through a network of qualified, accessible dentists. By providing both dental HMO plans and PPO/indemnity dental plans, the Company is able to maintain a competitive network of providers by delivering patients to dentists under both types of provider reimbursement. In addition, the Company also offers stand-alone administrative services and preferred provider organization access products to its customers, which deliver additional patient volume to its contracted providers. The Company has provider relations representatives who maintain the relationships with the network providers in each of the Company's significant geographic markets. The local knowledge and expertise of these representatives enables the Company to develop competitive provider networks that are convenient for plan members, which is an important factor to employers in selecting a dental HMO plan.

ACQUISITIONS

In 1996, the Company completed the acquisition of First American Dental Benefits, Inc. ("First American"), a privately-held managed care dental company based in Dallas, Texas, for total consideration of approximately $23.6 million. The purchase price included $20 million paid at closing and an aggregate of $3.6 million paid over three years pursuant to non-competition agreements with the former owners of First American. First American had approximately $12 million of annual revenue at the time of the acquisition. The acquisition of First American was recorded using the purchase method of accounting, and its results of operations are included in the Company's financial statements beginning on the date of acquisition.

In 1997, the Company completed the acquisition of Advantage Dental HealthPlans ("Advantage"), a privately-held managed care dental company based in Fort Lauderdale, Florida, for total consideration of approximately $10.0 million. The purchase price included $8.5 million paid at closing, in the form of a note payable to the seller, and an aggregate of $1.5 million paid over two years, pursuant to a non-competition agreement with the former owner of Advantage. Advantage had approximately $7 million of annual revenue at the time of the acquisition. The acquisition of Advantage was recorded using the purchase method of accounting, and its results of operations are included in the Company's financial statements beginning on the date of acquisition.

In 1997, the Company also completed the acquisition of Consumers Life Insurance Company of North Carolina ("Consumers"), a privately-held dental insurance company with licenses in sixteen states, for total consideration of approximately $3.2 million. Consumers had no significant business at the time of the acquisition, but it was licensed in several states in which the Company was not previously licensed to offer PPO/indemnity dental plans. The acquisition was recorded based on the purchase method of accounting, and accordingly, the results of operations of Consumers are included in the Company's financial statements beginning on the date of the acquisition.

GEOGRAPHIC  MARKETS

The Company operates primarily in California, Texas and Florida and its marketing activities are currently focused on these states. It also maintains both managed care and PPO provider networks in several other states, and obtains new business in those other states from time to time. The Company uses its provider networks in other states to serve employees of customers in its primary markets who are located outside of California, Texas and Florida.

The Company started its business in California, and expanded to Texas and Florida primarily through the acquisition of two managed care dental benefits companies located in those two states. The Company has also expanded its operations to certain other states in the past by obtaining a significant customer contract in a new market, or by expanding an existing customer contract to include additional geographic areas. It is possible that the Company could expand its operations to additional markets as a result of future acquisitions or new or expanded customer contracts, although the Company has no current plans to do so.

PRODUCTS

The Company operates primarily in a single business segment, which is providing dental benefit plans to employers, individuals and other purchasers. The Company provides a broad range of dental benefit plan designs, depending on the demands of its customers. In addition to offering a range of benefit plan designs, the Company offers benefit plans with a restricted choice of providers, through its managed care plans, and benefit plans with an unrestricted choice of providers, through its PPO/indemnity plans. Premium rates for each benefit plan are adjusted to reflect the benefit design, the cost of dental services in each geographic area, and whether the covered individuals can select any provider at the time of service. In addition to dental benefit plans, the Company also offers other related products, as described below. The revenue currently generated by these other related products is not significant compared to the revenue generated by the Company's dental benefit plans.

Managed Care Dental Plans. The Company offers a comprehensive range of managed care dental plans, under the names SafeGuard Health Plans and SafeGuard Dental Plans. The Company's managed care dental plans typically cover basic dental procedures, such as examinations, x-rays, cleanings and fillings, for no additional charge at the time of service, although some benefit designs require the member to pay a small co-payment for each office visit. Managed care dental plans also typically cover more extensive procedures provided by the general dentist, such as root canals and crowns, as well as procedures performed by specialists in the Company's provider network, including oral surgery, endodontics, periodontics, orthodontics, and pedodontics, in exchange for member co-payments that vary depending on each member's benefit plan design. Any procedure performed by a specialist must be requested by the member's general dentist and approved in advance by the Company, in order for the procedure to be a covered benefit. The Company's managed care dental plans also cover emergency out-of-area treatments that are required when a member is temporarily outside the geographic area served by his general dentist.

Under a managed care dental plan, each subscriber and dependent selects a general dentist from the Company's managed care provider network, and receives all general dental services from that dentist. The general dentist selected by each member receives a monthly capitation payment from the Company, which is designed to cover most of the total cost of the general dental services delivered to that member. The monthly capitation payment does not vary with the nature or the extent of dental services provided to the member by the general dentist, but is variable based on the particular benefit plan purchased by each member. In exchange for the monthly capitation payments, the general dentist provides dental services to members of the Company's benefit plans, based on the benefit design of each member's benefit plan. In addition to the capitation payments, the general dentist also receives co-payments from the members for certain types of services, and receives supplemental payments from the Company for certain types of services. The Company typically pays for services delivered by a specialist based on a negotiated fee schedule.

PPO/Indemnity Dental Plans. The Company offers a comprehensive range of PPO/indemnity dental plans, subject to regulatory restrictions in certain states. PPO/indemnity dental plans typically cover the same dental procedures as managed care dental plans. Under the Company's PPO/indemnity dental plans, the covered individuals are required to make a co-insurance payment at the time of each service, which is typically higher than the co-payments required under a typical managed care dental plan. In addition, the benefits covered under the Company's PPO/indemnity dental plans are subject to annual deductibles and annual benefit maximums, which is not the case under the Company's managed care dental plans.

Under PPO/indemnity dental plans, subscribers and dependents can choose to receive covered services from any licensed dentist of their choice. In the case of a benefit plan that includes a PPO component, the co-insurance amounts required to be paid by subscribers and dependents are reduced if the services are delivered by a dentist in the Company's preferred provider network. In addition, the covered individual's annual deductible may be waived as long as all services are delivered by a dentist in the Company's preferred provider network. The Company pays for services delivered by dentists in its preferred provider network based on negotiated fee schedules, and pays for services delivered by other providers based on usual and customary dental fees in each geographic area. The Company believes that offering an indemnity dental plan with a PPO network is an attractive way to enter geographic areas where few dentists have agreed to participate in managed care networks. In such areas, participation in the PPO network can serve as a transitional step for dentists, between the traditional system of reimbursement based on usual and customary fees, to participation in a managed care network. PPO/indemnity dental plans subject the Company to more significant underwriting risks than managed care dental plans, because the Company assumes all the risk related to varying utilization rates under its PPO/indemnity dental plans.

The Company believes that PPO/indemnity benefit plans are attractive to employers and other purchasers because they are a cost-effective alternative to traditional indemnity insurance, and they offer more freedom of choice of providers than managed care dental plans.

Dual Option Product. The Company frequently combines one of its managed care dental plans with one of its PPO/indemnity plans to create a "dual option" product for its customers. As a result, each subscriber can choose whether to enroll in the managed care dental plan or the PPO/indemnity plan. By offering a dual option product, the Company can offer its customers more flexibility, and can capture a larger portion of the total dental benefits expenditures by each of its customers. This product also allows the Company to offer a managed care dental plan to cost-conscious customers, while also providing PPO/indemnity coverage to employees of those customers who are located outside the geographic area served by the Company's managed care provider network. Certain states, including Nevada and Oklahoma, require that managed care dental plans be offered only as part of a dual option product and other states may do so in the future.

Vision Benefit Plans. The Company offers a vision benefit plan to employer groups, which covers routine eye care in exchange for a fixed monthly premium. Under the vision plan, subscribers can choose to receive services from any licensed optometrist of their choice. Alternatively, they can choose to receive services from an optometrist in the preferred provider network, in which case their co-insurance payments at the time of service would be reduced. Currently, the annual revenue from vision benefit plans is not material.

Other Dental Benefits Products. For self-insured employers, the Company offers claims administration under an administrative services only ("ASO") arrangement, under which the Company does not assume the underwriting risk for the benefits provided. The Company receives an administrative fee to process claims and the underwriting risk is retained by the employer sponsoring the self-insured plan. The Company also provides access to its PPO network for a fixed monthly fee based on the number of potential patients covered by the product. Under this product, the providers in the PPO network offer a reduced fee schedule for services provided to participating patients. The Company makes no payments to the providers in the PPO network under this product. Currently, the annual revenue from ASO arrangements and PPO network access products is not material.

MARKETING

The Company markets its products to employer groups, individuals and other purchasers primarily through independent brokers and consultants. Independent brokers are typically engaged by employer groups and other purchasers to select the dental plan that best suits the needs of the purchaser's employees, in terms of price, benefit design, geographic coverage of the provider network, financial stability, reputation for customer service, and other factors. Brokers are typically paid by the Company, based on a specified percentage of the premium revenue collected from each group contract generated by the broker. The largest employers typically engage consultants, instead of brokers, to assist them in selecting the dental plan that best suits their needs. The consultants generally perform the same function as brokers, but are typically paid by the employer instead of the Company. Consequently, large employers expect to pay premium rates that have been reduced to reflect the fact that the Company is not paying a broker commission. Brokers and consultants do not market the Company's benefit plans on an exclusive basis.

The Company has an internal sales force that is paid through a combination of salary and incentive compensation based on the volume of business generated by each salesperson. The function of the internal sales force is primarily to cultivate relationships with brokers and consultants, and to help brokers and consultants present the Company's benefit plans to their clients in the most favorable way, although a small portion of the Company's sales are generated directly by its internal sales force. The Company uses the same brokers, consultants and internal sales force to market all of its products.

After an employer group or other purchaser decides to make the Company's benefit plan available to its employees, the Company's marketing efforts shift to the individual potential subscribers. Typically, employees participate in an annual open enrollment process, under which they select the employee benefit plans they wish to use for the upcoming year. During the open enrollment process, employees typically choose between benefit plans offered by the Company and benefit plans offered by competitors of the company, and in some cases, whether to purchase any benefit plans at all. In the case of some employers, the Company's benefit plans are offered to employees on an exclusive basis. In the case of other employers, the Company's benefit plans are offered in competition with benefit plans offered by the Company's competitors. Generally, employees can enroll in the Company's benefit plans or cancel their participation in the Company's benefit plans only during this annual open enrollment process.

In addition to an internal sales force, the Company also employs account managers who are responsible for meeting the needs of existing customers, promoting retention of the individual subscribers who are enrolled in the Company's benefit plans, and marketing additional products to existing customers. These account managers are responsible for supporting the customer's open enrollment process to ensure that difficulties experienced by the customer during this process are minimized, and that the number of subscribers who enroll in the Company's benefit plans is maximized. The account managers perform this function for both new employer groups and renewing employer groups. Account managers are paid through a combination of salary and incentive compensation based on their success in retaining existing subscribers and selling additional products to existing customers.

UNDERWRITING

When the Company has the opportunity to submit a proposal for a benefit plan to a potential customer, it first obtains certain basic underwriting information from the prospective client. This information includes whether the potential customer currently has dental coverage, the benefit design of the existing dental coverage, the geographic location of the potential customer's employees, the number of employees and dependents who are currently enrolled and the number who are eligible for coverage, the portion of the cost of dental coverage that is paid by the employer, whether the potential customer is considering making the Company the exclusive provider of dental coverage, and other similar information. The Company then evaluates all of this information in order to assess the underwriting risk associated with providing a dental benefit plan to the potential customer. Based on this evaluation, the Company either makes a proposal that includes a benefit design and premium rates that take into account the Company's risk assessment, or declines to make a proposal due to an excessive amount of underwriting risk.

CLIENTS  AND  CUSTOMER  CONTRACTS

The Company currently provides services to an aggregate of approximately 750,000 individuals, who participate in the Company's benefit plans primarily through group contracts with over 4,000 employers and other purchasers of dental benefits. The Company's customers include many large employers, including Boeing Corporation, City of Dallas, County of Los Angeles, Dallas Independent School District, Joint Council of Teamsters #42 Welfare Trust, Southern California Edison, Southern California Gas Company, and State of California, among others. A small portion of the total covered individuals participates in the Company's benefit plans through individual managed care dental plans purchased from the Company. No single customer accounts for ten percent (10%) or more of the Company's total premium revenue.

The Company's group contracts generally provide for a specified benefit program to be delivered to plan participants for a period of one to two years at a fixed monthly premium rate for each subscriber type. The contracts typically provide for termination by the customer upon 60 days written notice to the Company.

PROVIDER  NETWORKS

The Company currently has approximately 3,500 general dentists and specialists in its managed care network, and has approximately 7,700 general dentists and specialists in its PPO network. The Company believes that a key element of success in the dental benefits business is an extensive network of participating dentists in convenient locations. The Company believes that dentists who participate in its managed care and PPO networks are willing to provide their services at reduced fees in exchange for a steady stream of revenue from patients enrolled in the Company's benefit plans. In addition, this revenue source for the dentist is relatively free from collection problems and administrative costs sometimes associated with other types of patients. Therefore, qualified dentists and/or dental groups have generally been available and willing to participate in the Company's managed care and PPO networks in order to supplement their conventional patient base for which they are paid based on usual and customary fees.

The Company requires that all dentists in its managed care network meet certain quality assessment program standards. Those standards include current professional license verification, current liability insurance, a risk management review of the dental office facility to ensure that OSHA and regulatory requirements are met, an inspection of the office's sterilization practices, and a review of the dental office location, including parking availability and handicap access.

The Company compensates each general dentist in its managed care network primarily through monthly capitation payments. Each general dentist receives a fixed monthly payment for each subscriber and dependent who selects that dentist as his primary dentist. The amount of the capitation payment related to each member varies based on the plan design in which each member is enrolled, but does not vary with the nature or extent of the dental services provided to the member. In addition to capitation payments, the general dentists also receive supplemental payments from the Company and co-payments from the patients. The Company makes a fixed supplemental payment to the general dentist each time the dentist delivers specified procedures to members who have selected that dentist as their general dentist. The amount of the supplemental payment varies depending on the specific procedure performed. Each supplemental payment is designed to mitigate the risk to the dentist associated with procedures that require the payment of a laboratory fee by the dentist, and members who require an extensive amount of dental services, but is low enough to avoid providing an incentive for the dentist to increase the utilization of services by his managed care patients. The Company believes the use of supplemental payments provides for a higher level of member and provider satisfaction with the Company's managed care program. The general dentist also receives co-payments from the members for certain types of services, which vary based on the specific plan design purchased by each member. No individual dental office provides services to ten percent (10%) or more of the members enrolled in the Company's managed care plans.

The Company's managed care network also includes specialists in the areas of endodontics, oral surgery, orthodontics, pedodontics, and periodontics. In order for a member to receive services from a specialist, those services must be requested by the member's general dentist and approved in advance by the Company. Specialists are reimbursed by the Company based on a negotiated fee schedule, and also receive co-payments from members based on the benefit plan design purchased on behalf of each member.

Dentists in the Company's PPO network are compensated based on a negotiated fee schedule that is generally 20 to 40 percent less than the usual and customary fees for that provider's geographic area. Non-contracted dentists who provide services to subscribers and dependents enrolled in PPO/indemnity plans are compensated based on usual and customary fees in each geographic area.

The Company employs provider relations representatives who are located in local offices in the geographic markets served by the Company. These representatives are responsible for maintaining the Company's extensive network of managed care and PPO dentists. They negotiate contracts with the network dentists and also assist the network providers in the administration of the Company's benefit plans. In the event that a network dentist terminates his relationship with the Company, the provider relations representative is responsible for recruiting new providers to meet the needs of the patients enrolled in the Company's benefit plans.

The dentists in the Company's managed care and PPO networks are free to contract with other dental benefit plans, and both the provider and the Company can typically terminate the contract at any time upon 60 days prior written notice. In accordance with the contract, the Company may also terminate the contract "for cause" upon 15 days prior written notice. The Company can also change the reimbursement rates, member co-payments, and other financial terms and conditions of the contract at any time, with ten (10) days notice to the provider. The Company's contracts with dentists in its managed care and PPO networks require them to maintain professional liability insurance with a minimum coverage of $200,000 per claim, and $600,000 aggregate per year, and to indemnify the Company for claims arising from the dentist's acts or omissions.

QUALITY  MANAGEMENT

The Company maintains a quality management program with respect to its managed care business, which is under the direction of its Vice President and Dental Director. The Company's quality management program includes verification of provider credentials, assessment of each dentist's compliance with applicable state regulatory standards and practice standards established by the Company, monitoring of patient appointment availability and accessibility of dental care, monitoring of patient satisfaction through member surveys and other tools, analysis of dental care utilization data, ensuring compliance with state regulatory requirements, addressing member complaints and grievances, and assessment of other qualifications of dentists to participate in the Company's managed care network.

The Company maintains a credentialing committee, which uses information provided by an NCQA-certified Credentialing Verification Organization ("CVO") to verify each provider's licensing status, insurance coverage, and compliance with applicable federal and state regulations, and to review the National Practitioners Data Bank for complaints filed against the provider. The Company also uses an outside contracting service to perform on-site dental office quality assessment reviews to determine appropriateness of care and treatment outcomes.

The Company uses an outside contracting service to conduct monthly member satisfaction surveys. These surveys monitor the level of member satisfaction with respect to the dental services provided by network dentists, the choice of providers within the Company's network, the benefits covered by the Company's benefit plans, and the customer service provided by the Company. The Company also uses member surveys to monitor appointment availability at contracting dentist offices, including availability of new patient, recall, routine and emergency appointments, and to measure the waiting time in the reception area and treatment room. The results are used by the Company to determine how it can improve the level of service provided to its members.

UTILIZATION  REVIEW

The Company monitors the utilization rates for various dental procedures provided by general dentists in its managed care network, as well as the frequency of specialist referrals initiated by those dentists, based on paid claim information. The analysis of this information, including comparisons among providers in the network, enables the Company to determine whether any of its providers display practice patterns that are not cost-effective, or practice patterns that are otherwise inappropriate. When this information shows a potentially inappropriate practice pattern, the Company conducts a more focused review of the dental practice in question.

The Company also monitors the utilization rates for various dental procedures provided by dentists in its PPO network, based on paid claim information. The analysis of this information, including comparisons among providers in the network, enables the Company to focus its provider contracting efforts to develop a more cost-effective PPO network, as well as to improve the design of its PPO/indemnity benefit plans. This information also allows the Company to demonstrate savings achieved by the Company and its subscribers and dependents, as a result of the contracting arrangements between the Company and the providers in its network.

MEMBER  SERVICES

The Company provides basic member services from its National Service Center in Aliso Viejo, California through the use of toll-free telephone numbers. The toll-free telephone numbers provide members and dental offices with access to automated services 24 hours per day, and with access to member services representatives during regular business hours. Automated service is available for inquiries such as selection of a network dentist, requests for identification cards, and eligibility verification. The Company uses an automated call distribution ("ACD") system for its management of customer service calls. The ACD system prioritizes customer service calls, and provides statistics on the number of calls received, the average time to answer calls, the number of callers who terminated the call before a member services representative answered the call, and other similar statistics. These statistics are used by the Company to determine its staffing needs in the area of member services, and to identify ways to improve the level of its customer service. The Company receives approximately 75,000 calls per month, of which approximately 25 percent access the Company's automated service features.

The Company maintains a Quality Management ("QM") Committee under the direction of its Vice President and Dental Director. The QM Committee is responsible for the disposition of all types of member grievances with respect to the Company's managed care dental plans. Member grievances are typically originated through a member services call or a letter written to the Company by the member. The Company has a standard grievance resolution process that begins with a member services representative who attempts to resolve the grievance. In the event this is not successful, or the grievance is related to dental care issues that are beyond the expertise of a member services representative, the grievance is addressed by the Company's Quality Management department. The QM Committee addresses grievances that cannot be resolved by the Quality Management department. The Company responds to all member grievances with a written disposition of the grievance within 30 days of receipt of the grievance. After the QM Committee has responded to the grievance, the member has the option of submitting the grievance to binding arbitration, which is conducted according to the rules and regulations of the American Arbitration Association.

The QM Committee monitors the frequency of member grievances by type, and the average time in which the Company responds to grievances, in order to determine ways it can improve its communications with members and network providers, and otherwise improve its customer service. Statistics on member grievances are also used to determine ways to improve the efficiency of the grievance resolution process.

MANAGEMENT  INFORMATION  SYSTEMS

The Company currently uses two primary business applications for its eligibility files, billing and collections, claims processing, and provider network activities, one for its managed care dental business and one for its PPO/indemnity dental business. The Company is currently in the process of combining these two systems into a single application that is expected to reduce administrative expenses and enhance customer service. Both of the primary business applications include comprehensive information on the Company's eligibility files, benefit plan designs, billing and collections activities, claims processing activities, and provider payment parameters. Both systems are also flexible enough to accommodate a wide variety of benefit plan designs to meet the needs of the Company's customers. The system used in the Company's managed care business is a proprietary application that is continuously modified by the Company to meet the changing needs of this business. The system used in the PPO/indemnity business is a standard application purchased from a well-known vendor, which generally meets the needs of the Company's PPO/indemnity business.

The Company is currently in the process of implementing an enhanced billing and collections system that would be used for both its managed care business and its PPO/indemnity business. This project includes the purchase of a new billing and collections application, new hardware, the integration of this system with the Company's two primary business applications, and the training of employees involved in billing and collections activities in the use of the features of the new application. This project is designed to provide greater assurance that the Company is collecting appropriate amounts from its customers, to improve the efficiency of the billing and collections process, and to improve customer service related to billing and collections issues.

The Company uses a personal computer network-based general ledger system that includes reporting and analysis tools that allow the extraction and download of data to spreadsheet programs for further analysis. The Company also makes extensive use of its email system in coordinating the activities of employees in various office locations and communicating with customers, brokers and providers. The Company is currently in the process of selecting software and hardware for a Customer Relationship Management system, which it intends to use to manage customer and provider relationships. The Company also uses a variety of other, less significant applications in various areas of its business. All of the Company's applications are integrated into a single network, so that employees can easily access any needed application from their desktop computers. During 2000, the Company purchased a new computer to run its primary business applications, which has significantly faster processors and a significantly larger amount of storage capacity than the computer previously used. The Company believes this computer will serve the Company's needs for at least the next two to three years.

RISK  MANAGEMENT

The Company is generally indemnified against professional liability claims by the dentists in its managed care and PPO networks. Pursuant to the contracts between the Company and the dentists in its networks, each dentist is required to maintain professional liability insurance with specified minimum amounts of coverage. The Company also maintains $10 million of general and professional liability insurance coverage, which covers losses on a claims made basis. The Company believes this amount of coverage is adequate to manage the ordinary exposure of operating its business. However, there can be no assurance that this amount of coverage would be adequate to cover potential claims against the Company, or that adequate general and professional liability insurance coverage will be available to the Company at a reasonable cost.

COMPETITION

The Company operates in a highly competitive environment and faces numerous competitors in each of its geographic markets, and with respect to all of the products offered by the Company. The Company's competitors include large insurance companies that offer managed care dental benefit plans and PPO/indemnity dental benefit plans, medical HMOs that offer dental benefit plans, self-insured dental plans provided by employers, and numerous local or regional companies that offer various types of dental benefit plans. Many competitors are significantly larger than the Company, and have substantially greater financial resources than the Company.

The Company believes that the key factors in an employer's selection of a particular dental benefit plan include the premium rates charged, the comprehensiveness of the dental benefits offered, the range of benefit designs offered, the responsiveness related to customer service activities, and the perceived quality, accessibility and convenience of the dental offices in the provider network. There are competitors that compete aggressively with respect to all of these factors in each of the geographic markets in which the Company operates, and many employers, particularly large employers, make their selection of a dental benefit plan through a competitive bidding process. There is significant price competition in each of the Company's geographic markets, which could impair the Company's ability to sell its dental benefit plans at profitable premium rates. The Company anticipates that this price competition will continue to exist during the foreseeable future.

Large national insurance companies that offer both managed care dental plans and PPO/indemnity dental plans may have a competitive advantage over smaller competitors, such as the Company, due to larger provider networks located across the United States, the availability of multiple product lines other than dental benefits, established business relationships with large employers, better name recognition, and greater financial and information system resources. The Company believes it can effectively compete with these insurance companies by offering a comprehensive array of benefit plan designs, and by maintaining a high level of customer service with respect to its employer group customers, its members, and its dental service providers. Some medical HMOs have developed managed care and PPO/indemnity dental benefit plans in-house, and others contract with dental benefits companies to provide those products. The Company believes it can compete effectively with medical HMOs that offer dental benefit plans, and the Company may pursue opportunities to form relationships with medical HMOs, under which the medical HMOs offer the Company's dental benefit plans to its customers.

Other than the minimum net worth requirements imposed by state regulators, there are no substantial capital requirements related to entering the dental benefit plan business. Other than the need to obtain a license from the applicable state regulator, which could take a substantial period of time to obtain, there are no other significant barriers to entry into the dental benefits business by potential competitors. There can be no assurance that the Company will be able to compete successfully with any new competitors. Additional competition could adversely impact the Company's profitability and growth prospects through decreases in premium rates, and the loss of customers or dental service providers.

GOVERNMENT  REGULATION

The Company's operations are subject to an extensive amount of state regulation in each of the states in which it operates. The Company's most significant managed care dental plan subsidiaries are regulated by the California Department of Managed Health Care, the Texas Department of Insurance and the Florida Department of Insurance. In addition, several other subsidiaries of the Company are managed care dental plans that are each licensed in the state in which it operates. The Company's dental insurance subsidiary is primarily regulated by the California Department of Insurance, but is also subject to regulation by state insurance regulatory agencies in all of the states in which it is licensed.

The Company's managed care dental plans are subject to regulations that vary from state to state. However, the Company's managed care dental plans are typically subject to state regulation with respect to the scope of benefits provided to members enrolled in the plans, the content of all contracts with customers, dental service providers and others, the amount of financial resources maintained by the Company, the Company's procedures related to quality assurance, the Company's enrollment procedures, the maximum percentage of premium revenue that the Company can spend on general and administrative expenses, certain "any willing provider" requirements which may limit the Company's ability to restrict the size of its provider network, the relationship between the Company and the dentists in its provider network, the Company's procedures for resolving member grievances, and the premium rates charged by the Company.

The Company's PPO/indemnity dental plans are subject to state regulations with respect to the maintenance of a minimum amount of tangible net worth, the maintenance of restricted deposits for the benefit of certain state regulators, the nature of investments held by the Company, advertising, insurance policy forms, and claims processing procedures. Insurance companies in general are subject to extensive regulation and are typically required to have significantly greater financial resources than managed care dental companies.

The Company's ability to expand its operations into states in which it is not currently licensed is dependent on the regulatory review process conducted by the applicable state regulatory agency in each state. Such reviews may take anywhere from six to twenty-four months, and must be satisfactorily completed before the Company can commence operations in the applicable state.

Since some states will only license full service health plans, the Company cannot offer its managed care dental plans in those states, except pursuant to an arrangement with a full service medical HMO. Other states permit only nonprofit organizations to become licensed as managed care dental plans, again limiting the Company's access to business in those states. The heavily regulated nature of the Company's business imposes a variety of potential obstacles to any geographic expansion by the Company, and could limit the Company's future growth potential. On the other hand, this regulatory environment also governs the conduct and expansion prospects of existing and new competitors, thereby providing a potential barrier to entry for potential competitors.

There is currently no regulation of the Company's business at the federal level.

TRADEMARKS,  SERVICEMARKS  AND  TRADENAMES

The Company has filed, received approval, and obtained renewal protection from the United States Patent and Trademark office for certain trademarks and tradenames for names and products used by the Company in its ordinary course of business. The Company has received a trademark, service mark or tradename for the following words and phrases used with and without distinctive logos maintained by the Company:

o SafeGuard(R) used with a distinctive logo depicting a modified smile used in connection with its managed care dental plans;

o SafeGuard Health Plans(R) used in descriptive material to describe the products offered by the Company;

o SafeGuard Dental Plans(TM) used to describe the various managed care dental plans offered by the Company;

o SafeHealth Life(R) used with a descriptive logo depicting a modified smile used by the Company to describe its PPO/indemnity dental plans; and

o American Dental Corporation(R) adjacent to a flag of the State of Texas used in connection with its managed care dental plans, the use of which ended in 1999.

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

EMPLOYEES

At March 15, 2001, the Company had 206 employees, of which 36 were office and clerical employees represented by a labor union. The Company considers its relations with its employees to be satisfactory. The Company provides typical employee benefits, including a portion of the cost of health insurance, dental insurance, vision benefits, life insurance, and the opportunity to take advantage of a 401(k) plan and a flexible spending account under Section 125 of the Internal Revenue Code. Employees are eligible to participate in the 401(k) plan upon completion of six months of service with the Company. Under the 401(k) plan, an employee is allowed to contribute up to 20 percent of his total compensation to the plan each pay period. The Company may, at its option, make an employer contribution to the plan, which would be allocated among the employees in the plan in proportion to the contribution made by each employee. The Company made no contributions to the 401(k) plan during the three years ended December 31, 2000. Employees are fully vested in their contributions to the 401(k) plan at all times.

RISK  FACTORS

The Company's business and competitive environment includes numerous factors that expose the Company to risk and uncertainty. Some risks are related to the dental benefits industry in general and other risks are related to the Company specifically. Due to the risks and uncertainties described below, as well as other risks described elsewhere in this Annual Report on Form 10-K, there can be no assurance that the Company will be able to maintain its current market position or to return its operations to profitability. Some of the risk factors described below have adversely affected the Company's operating results in the past, and all of these risk factors could affect its future operating results.

Recent Operating Losses. The Company incurred significant net losses during each of the three years ended December 31, 2000. The Company's ability to continue as a going concern on a long-term basis depends on returning its operations to profitability. The Company has taken several actions since the beginning of 2000 to improve its profitability, including increases in premium rates, reductions in certain types of provider payments, a decrease in the amount of office space used, consolidation of its administrative operations in one location, which facilitated a decrease in the number of its employees, and decreases in various other selling, general and administrative expenses. The results of the Company's operations improved during the course of 2000, as shown in its quarterly results of operations, which are included in Note 13 to the accompanying consolidated financial statements. The Company plans to further improve its profitability in the future through various actions, including the improvement of various customer service functions, further streamlining of its operations, increasing customer retention, and increasing its volume of new business and new products. However, there can be no assurance that the Company will be successful in returning to profitability.

Shareholder Litigation. In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. On September 12, 2000, after the plaintiffs had filed a first amended complaint, the Federal District Trial Court dismissed the lawsuit with prejudice, stating that the plaintiffs had failed to state a claim against the Company. On October 6, 2000, the plaintiffs filed an appeal of the dismissal of the lawsuit, and that appeal is currently pending. The Company has directors and officers liability insurance and intends to vigorously contest the appeal. However, there can be no assurance that the ultimate outcome of this litigation will not have an adverse impact on the Company's financial position.

Government Regulation. The dental benefit plan industry is subject to extensive federal, state and local laws, rules and regulations. Each of the Company's operating subsidiaries is subject to various requirements imposed by state laws and regulations related to the operation of a managed care dental plan or a dental insurance company, including the maintenance of a minimum amount of tangible net worth by certain subsidiaries. In addition, regulations applicable to dental benefit plans could be changed in the future. There can be no assurance that the Company will be able to meet all applicable regulatory requirements in the future.

Sale Proceeds in Escrow Account. In connection with the sale of certain assets related to general dental practices and orthodontic practices in October 2000, a portion of the proceeds were placed in an escrow account by the purchaser, pending the satisfaction of certain conditions by the Company. See Note 2 to the accompanying consolidated financial statements for more information about this transaction. The failure to satisfy the relevant conditions and collect the sale proceeds from the escrow account could have an adverse impact on the Company's financial position.

Liabilities Related to Dental and Orthodontic Practices. The Company has various liabilities in connection with the dental and orthodontic practices sold in October 2000, including but not limited to, dental office lease obligations, the obligation to complete orthodontic treatments for certain managed care patients who previously paid for the treatments in full, the obligation to pay for completing certain dental treatments, and possibly, other operating expenses related to the practices that were sold. The amount of these liabilities is subject to uncertainties, due to the inability to predict future developments. There can be no assurance that the ultimate amount of these liabilities will not exceed the amounts accrued on the Company's balance sheet as of December 31, 2000.

Contingent Lease Obligations. The Company is contingently liable for an aggregate of approximately $5.5 million of office lease obligations related to the dental and orthodontic practices sold by the Company in 1996, 1997 and 1998, including those practices sold again by the Company in October 2000. These leases have been assigned to the purchasers of those practices, or in the case of the practices re-sold in October 2000, the Company is in the process of assigning the leases to the purchaser. There can be no assurance that the entities to which these office leases were assigned will make the lease payments, and that the Company will not be liable for those payments.

Risk of Acquisitions. The Company completed two acquisitions of managed care dental plan companies in 1997 and 1996. The Company is still in the process of integrating the operations of these businesses into its other managed care dental plan business. There can be no assurance that the Company will be able to successfully complete this integration in a cost-effective manner. In addition, successful completion of this integration could still require significant amounts of management's time. A failure to successfully complete this integration could have a material adverse effect on the Company's financial results.

Payments Due on Promissory Notes. In connection with the sale of certain dental practices by the Company in 1996 and 1997, the dentists who purchased those practices issued long-term promissory notes to the Company secured by the assets purchased. There can be no assurance that each of these dentists will make timely payments on these promissory notes in the future.

Possible Volatility of Stock Price. The market price of the Company's common stock has fluctuated significantly during the past few years. Stock price volatility can be caused by actual or anticipated variations in operating results, announcements of new developments, actions of competitors, developments in relationships with clients, and other events or factors. Even a modest shortfall in the Company's operating results, compared to the expectations of the investment community, can cause a significant decline in the market price of the Company's common stock. In addition, the trading volume of the Company's common stock is relatively low, which can cause fluctuations in the market price and a lack of liquidity for holders of the common stock. The fact that the Company's common stock is no longer listed on the NASDAQ National Market can have a negative influence on the trading volume of the stock. Broad stock market fluctuations, which may be unrelated to the Company's operating performance, could also have a negative effect on the Company's stock price.

Competitive Market. The Company operates in a highly competitive industry. Its ability to achieve profitability is affected by significant competition for employer groups and for contracting dental providers. There can be no assurance the Company will be able to compete successfully enough to achieve and maintain profitability. Existing or new competitors could have a negative impact on the Company's revenues, earnings and growth prospects. The Company expects the level of competition to remain high for the foreseeable future.

Ability to Increase Revenue. The Company has not increased its annual premium revenue significantly during the past four years. The Company intends to expand its business in the future and to increase its annual revenue, but there can be no assurance the Company will be able to maintain its current level of revenue or to increase it in the future. The ability of the Company to expand its business depends on a number of factors, including existing and emerging competition, its ability to maintain effective control over the cost of dental services, and its ability to obtain sufficient working capital to support an increase in revenue.

Utilization of Dental Care Services. Under the Company's PPO/indemnity dental plans, the Company assumes a significant amount of underwriting risk related to the rate at which dental care services are utilized by subscribers and dependents, and to the cost of those services. If the Company does not accurately assess these underwriting risks, the premium rates charged to its customers may not be sufficient to cover the cost of the dental services delivered to subscribers and dependents. This could have a material adverse effect on the Company's operating results.

Under the Company's managed care dental plans, the Company also assumes underwriting risk related to the rate at which specialist services are utilized by subscribers and dependents, and to the cost of those services. If the Company does not accurately assess these underwriting risks, the premium rates charged to its customers may not be sufficient to cover the cost of the dental services delivered to subscribers and dependents. This could have a material adverse effect on the Company's operating results.

Effect of Adverse Economic Conditions. The Company's business could be negatively affected by periods of general economic slowdown or recession which, among other things, may be accompanied by layoffs by the Company's customers, which could reduce the number of subscribers enrolled in the Company's benefit plans, and by an increase in the pricing pressure from customers and competitors.

Relationships with Dental Providers. The Company's success is dependent on maintaining competitive networks of dentists in each of the Company's geographic markets. Generally, the Company and the network dentists enter into non-exclusive contracts that may be terminated by either party with limited notice. The Company's operating results could be negatively affected if it is unable to establish and maintain contracts with a competitive number of dentists in locations that are convenient for the subscribers and dependents enrolled in the Company's benefit plans.

Dependence on Key Personnel. The Company believes its success is dependent to a significant degree upon the abilities and experience of its senior management team. The loss of the services of one or more of its senior executives could negatively affect the Company's operating results.

RECENT  DEVELOPMENTS

On March 1, 2000, the Company entered into a recapitalization transaction with an investor group (the "Investors"), the revolving credit facility lender (the "Bank"), and the holder of the senior notes payable (the "Senior Note Holder"). In this transaction, the Investors loaned $8.0 million to the Company in the form of an investor senior loan, which was due April 30, 2001, and had an interest rate of 10% annually. The Investors, the Bank, and the Senior Note Holder agreed to convert the $8.0 million investor senior loan, the outstanding balance of $7.0 million under the revolving credit facility plus accrued interest, and the $32.5 million of senior notes payable plus accrued interest to convertible preferred stock, subject to regulatory approval and an increase in the authorized shares of common stock.

In connection with the recapitalization transaction, both the Bank and the Senior Note Holder agreed not to demand or accept any payment of principal or interest under their respective credit agreements, and not to take any enforcement actions of any kind under those agreements until April 30, 2001. As of December 31, 2000, the Company was subject to various financial covenant requirements under the credit agreements with the Bank and the Senior Note Holder. The Company was not in compliance with those requirements as of December 31, 2000.

Effective as of January 31, 2001, the recapitalization transaction was completed and the Company converted the investor senior loan ($8.0 million), the outstanding balance under the revolving credit facility ($7.0 million), the senior notes payable ($32.5 million), and the accrued interest on the revolving credit facility and the senior notes payable ($5.0 million as of December 31, 2000) into 300,000 shares of convertible preferred stock. The estimated value of the convertible preferred stock as of January 31, 2001, was $137.50 per share, which is based on the closing price of the Company's common stock on January 31, 2001, which was $1.375 per share, and the fact that each share of convertible preferred stock is convertible into 100 shares of common stock. Based on this estimated value, the conversion transaction resulted in a pre-tax gain of $11.3 million. It is expected that there will be no income tax effect related to this transaction, due to the Company's net operating loss carry-forwards for tax purposes, as discussed in Note 9 to the accompanying financial statements.

The convertible preferred stock does not accrue dividends of any kind. Each share of convertible preferred stock is convertible into 100 shares of common stock at the option of the holder. The convertible preferred stock entitles the holder to one vote for each share of common stock into which the preferred stock is convertible, with respect to all matters voted on by the common stockholders of the Company, except for the election of directors. The holders of the convertible preferred stock have the right to elect a total of five members of the board of directors, and the holders of the common stock have the right to elect the remaining two directors. The convertible preferred stock has a liquidation preference over the common stock of the Company.

As a result of the conversion transaction, the previously existing common stockholders of the Company now own approximately 14% of the common stock interests of the Company. In March 2000, in connection with the recapitalization transaction, the Company agreed to place four new directors, who represent the Investors, the Bank, and the Senior Note Holder, on its board of directors. Three of those directors were placed on the board in March 2000, and the fourth director was placed on the board as of January 31, 2001. These four new directors constitute a majority of the board of directors, which currently has a total of seven members.

In connection with a restructuring of the senior notes payable in 1999, the Company issued warrants to acquire 382,000 shares of the Company's common stock to the Senior Note Holder. The warrants were exercisable any time between January 1, 2000, and December 31, 2003, at a price of $4.51 per share. The warrants were cancelled in connection with the recapitalization transaction completed as of January 31, 2001, as discussed above.

In October 2000, the Company completed a transaction in which the assets reflected on the Company's balance sheet under the caption "Assets of discontinued operations transferred under contractual arrangements" were sold. These assets consisted of the assets of general dental practices and orthodontic practices that were originally sold by the Company to a single purchaser (the "Purchaser") in 1997 and 1998. These assets were sold to the Purchaser in exchange for long-term promissory notes. The Purchaser ultimately defaulted on its obligations to the Company under those notes, and in October 2000, the Company completed a transaction in which the general dental and orthodontic practices sold to the Purchaser were re-sold to another third party (the "New Purchaser"). In this transaction, the Purchaser transferred its interest in the dental and orthodontic practices to the New Purchaser, the New Purchaser paid $2.4 million to the Company and placed an additional $1.5 million in an escrow account for the benefit of the Company, and the Company agreed to pay certain obligations related to these practices. These obligations consisted primarily of payroll, dental office lease obligations, patient refunds, and the obligation to complete the orthodontic treatments for managed care patients who previously paid for the treatments in full. These obligations either had to be paid in order to complete the transaction, or were obligations for which the Company may be contingently liable in any event. The amount of the escrow account that may be realized by the Company, and the ultimate cost of the obligations assumed by the Company, are subject to uncertainties. Based on the Company's estimates of the outcome of these uncertainties, the Company estimates that it will realize no net proceeds from this transaction, after satisfaction of all the obligations assumed from the Purchaser. However, the Company believes that by completing this transaction, it may avoid being responsible for a significant amount of contingent lease obligations related to the dental and orthodontic practices sold to the New Purchaser, which are described in Note 10 to the accompanying consolidated financial statements. This transaction resulted in a $2.5 million charge to earnings during 2000 to reduce the carrying value of "Assets of discontinued operations transferred under contractual arrangements" to their estimated realizable value. See Note 5 to the accompanying consolidated financial statements for a discussion of impairment charges that were recognized in 2000 in connection with this transaction.

The Company incurred a significant operating loss during 2000, in addition to interest expense on outstanding debt, and the impairment of discontinued net assets transferred under contractual arrangements. However, the results of the Company's operations improved during the course of 2000, as shown in its quarterly results of operations, which are included in Note 13 to the accompanying consolidated financial statements.

ITEM  2.  PROPERTIES
--------------------

The Company leases a total of approximately 68,000 square feet of office space in a single location in Aliso Viejo, California, under a lease agreement that expires in 2008. Approximately 12,000 square feet of this space is not currently used by the Company, but is subleased to a third party through April 2002. The remaining 56,000 square feet of office space is used for the Company's corporate headquarters and its National Service Center, which includes member services activities, eligibility file maintenance, billing and collections, claims processing and other similar customer support activities. In addition, the Company leases office space in Walnut Creek, California; Tamarac, Florida; St. Louis, Missouri; and Dallas and Houston, Texas. The Company leased all of the office space used by its previously owned dental and orthodontic practices, which leases have been assigned, or are in the process of being assigned, to the entities who purchased the dental practices. The Company remains contingently liable for all of these leases, which expire on various dates through 2007, as discussed in Note 10 to the accompanying consolidated financial statements. In the opinion of management, the Company's facilities are adequate for its current needs.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

The Company is subject to various claims and legal actions in the ordinary course of business. The Company believes all pending claims either are covered by liability insurance maintained by the Company or by dentists in the Company's provider network, or will not result in a significant adverse outcome. In
December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. On September 12, 2000, after the plaintiffs had filed a first amended complaint, the Federal District Trial Court dismissed the lawsuit with prejudice, stating that the plaintiffs had failed to state a claim against the Company. On October 6, 2000, the plaintiffs filed an appeal of the dismissal of the lawsuit, and that appeal is currently pending. The Company has directors and officers liability insurance and intends to vigorously contest the appeal. In the opinion of management, the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

The Company held a Special Stockholders Meeting on October 25, 2000. At this meeting, the stockholders of the Company elected six directors to serve until the next annual stockholders meeting, approved an increase in the number of authorized common shares from 30 million shares to 40 million shares, approved an amendment to the Company's Restated Articles of Incorporation to eliminate the classification of the board of directors so that all directors are elected annually, and approved an amendment to the Company's Stock Option Plan (the "Plan") to increase the number of shares issuable under the Plan from 1.3 million to 3.0 million shares. The reason for the increase in the authorized common shares was to support the issuance of 300,000 shares of convertible preferred stock effective as of January 31, 2001, as described in Note 14 to the accompanying consolidated financial statements.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

(a)  MARKET  INFORMATION

The Company's common stock is traded on the NASDAQ Over The Counter Bulletin Board under the symbol SFGD. The following table sets forth the high and low sale prices of the Company's common stock each calendar quarter, as reported by NASDAQ. The prices shown are based on transactions between market makers in the Company's stock, and do not necessarily represent transactions between non-dealer principals.

                                                                      HIGH       LOW
                                                                   ---------  ---------
Year ended December 31, 2001:
  First Quarter, through March 15, 2001. . . . . . . . . . . . .    $  2.75  $  0.88

  Year ended December 31, 2000:
  First Quarter. . . . . . . . . . . . . . . . . . . . . . . . .    $  3.50  $  0.41
  Second Quarter . . . . . . . . . . . . . . . . . . . . . . . .       1.50     0.50
  Third Quarter. . . . . . . . . . . . . . . . . . . . . . . . .       0.91     0.40
  Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . .       1.00     0.42

  Year ended December 31, 1999
  First Quarter. . . . . . . . . . . . . . . . . . . . . . . . .    $  4.63  $  2.50
  Second Quarter . . . . . . . . . . . . . . . . . . . . . . . .       5.09     2.53
  Third Quarter. . . . . . . . . . . . . . . . . . . . . . . . .       5.25     3.13
  Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . .       4.00     0.38

(b)  HOLDERS

As of March 15, 2001, there were approximately 500 holders of the Company's common stock, including approximately 410 holders of record, and 21 holders of the Company's convertible preferred stock

(c)  DIVIDENDS

No cash dividends have been paid on the Company's common stock, and the Company does not expect to pay cash dividends during the foreseeable future. The Company's convertible preferred stock does not accrue dividends of any kind.

STOCKHOLDER  RIGHTS  PLAN

In March 1996, the board of directors of the Company declared a dividend of one right to purchase a fraction of a share of its Series A Junior Participating Preferred Stock, having rights, preferences, privileges and restrictions as designated, and under certain circumstances, other securities, for each outstanding share of the Company's common stock. The dividend was distributed to stockholders of record at the close of business on April 12, 1996. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 22, 1996, as amended, between the Company and American Stock Transfer and Trust Company, as Rights Agent.

ITEM  6.  SELECTED  FINANCIAL  DATA
-----------------------------------
The selected financial data in the following table was derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with such financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                              YEARS  ENDED  DECEMBER  31,
                                                   --------------------------------------------------
STATEMENT OF OPERATIONS DATA (IN THOUSANDS):         2000      1999       1998       1997      1996
                                                   --------  ---------  ---------  --------  --------

Premium revenue, net                               $97,251   $ 96,225   $ 97,449   $95,350   $72,709

Health care services expense                        67,589     68,797     66,020    65,702    54,534
Selling, general and administrative expense         32,182     35,803     36,259    25,103    16,292
Loss on impairment of assets (1)                       450     24,576      2,397        --        --
                                                   --------  ---------  ---------  --------  --------
  Operating income (loss)                           (2,970)   (32,951)    (7,227)    4,545     1,883
Investment and other income                          1,431      2,067        624     1,316       984
Interest expense                                    (4,913)    (5,855)    (4,311)   (2,871)     (485)
                                                   --------  ---------  ---------  --------  --------
Income (loss) before income taxes and
  discontinued operations                           (6,452)   (36,739)   (10,914)    2,990     2,382
Income tax expense (benefit) (2)                        --     10,934     (3,406)    1,371       980
                                                   --------  ---------  ---------  --------  --------
Income (loss) before discontinued operations        (6,452)   (47,673)    (7,508)    1,619     1,402
Discontinued operations:
  Loss from assets transferred under contractual
    arrangements (3)                                (2,500)    (4,363)        --        --        --
  Loss from operations to be disposed of (4)            --         --     (2,430)   (7,408)     (852)
  Gain on sale of general dental practices              --         --         --       296     1,678
  Cumulative effect of change in
    accounting principle                                --         --         --        --       824
                                                   --------  ---------  ---------  --------  --------
Income (loss) from discontinued operations          (2,500)    (4,363)    (2,430)   (7,112)    1,650
                                                   --------  ---------  ---------  --------  --------
  Net income (loss)                                $(8,952)  $(52,036)  $ (9,938)  $(5,493)  $ 3,052
                                                   ========  =========  =========  ========  ========

Basic net income (loss) per share:
  Income (loss) from continuing operations         $ (1.36)  $ (10.04)  $  (1.58)  $  0.34   $  0.30
  Income (loss) from discontinued operations         (0.53)     (0.92)     (0.51)    (1.50)     0.17
  Cumulative effect of change
    in accounting principle                             --         --         --        --      0.17
                                                   --------  ---------  ---------  --------  --------
  Net income (loss) per basic share                $ (1.89)  $ (10.96)  $  (2.09)  $ (1.16)  $  0.65
                                                   ========  =========  =========  ========  ========

  Weighted average basic shares outstanding          4,747      4,747      4,747     4,723     4,711

Diluted net income (loss) per share:
  Income (loss) from continuing operations         $ (1.36)  $ (10.04)  $  (1.58)  $  0.33   $  0.28
  Income (loss) from discontinued operations         (0.53)     (0.92)     (0.51)    (1.45)     0.17
  Cumulative effect of change
    in accounting principle                             --         --         --        --      0.17
                                                   --------  ---------  ---------  --------  --------
  Net income (loss) per diluted share              $ (1.89)  $ (10.96)  $  (2.09)  $ (1.12)  $  0.62
                                                   ========  =========  =========  ========  ========

  Weighted average diluted shares outstanding        4,747      4,747      4,747     4,899     4,940

BALANCE SHEET DATA                 PRO FORMA
(IN THOUSANDS):                     2000 (5)
                                  -----------

Cash and short-term investments     $ 16,702    $16,702    $ 6,281   $ 4,142  $12,906  $ 9,807
Current assets                        21,268     21,268     10,380    12,618   25,800   27,622
Total assets                          33,095     33,095     28,577    77,956   84,085   68,116
Current liabilities (6)               19,660     72,195     18,129    24,521   20,193   11,633
Long-term debt                           250        250     39,545    32,500   33,894   19,086
Stockholders' equity (deficit)        12,106    (40,429)   (31,614)   19,766   29,615   35,200

                  See note explanations on the following page.

(1) Represents reductions in the carrying value of notes receivable in 2000, intangible assets in 1999, and notes receivable and real estate in 1998, to their estimated realizable values. See Note 5 to the accompanying consolidated financial statements.
(2) The 1999 amount primarily represents a charge to establish a valuation allowance against net deferred tax assets. See Note 9 to the accompanying consolidated financial statements.
(3) Represents reductions in the carrying value of assets transferred under contractual arrangements to their estimated realizable value. See Note 5 to the accompanying consolidated financial statements.
(4) Represents operating losses related to discontinued operations prior to the date they were sold, and subsequent expenses related to those operations. See Note 2 to the accompanying consolidated financial statements.
(5) Pro forma balance sheet as though the conversion of debt and accrued interest to convertible preferred stock had occurred as of December 31, 2000. See Note 14 to the accompanying consolidated financial statements.
(6) The increase in current liabilities in 2000 is primarily due to debt and accrued interest that was converted to convertible preferred stock in 2001. See the accompanying consolidated balance sheets.

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

The Company's ability to expand its business is affected by competition from a large number of other entities, many of which are much larger and have greater financial resources than the Company, that offer dental plans in the markets in which the Company operates. There is a risk that the Company will not be able to increase revenues in the future as employer groups and other purchasers of dental coverage continue to resist premium rate increases, while demanding a wide choice of dental care providers and a high level of customer service. Securing cost-effective contracts with dentists may become more difficult due to increased competition among dental plans for contracts with dental providers, and a possible decrease in the number of dentists in practice in the markets in which the Company operates.

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

There is a risk that the purchaser of certain resold dental office assets will not comply with its agreement to make rental payments on the related office lease agreements, for which the Company remains contingently liable, and there is a risk that other dentists who previously purchased dental practices from the Company will not make the required payments on their assigned or sublet lease agreements, for which the Company remains contingently liable.

There is a risk that the Company may incur additional expenses in connection with the delivery of the dental office assets resold to the Purchaser, and there are risks associated with additional health care expenses that may be incurred by the Company for the cost of the completion of orthodontic and dental treatment that may be required to be paid in connection with the transfer of the recently resold dental office assets. There is a risk that the dentists who purchased a number of dental practices from the Company and issued promissory notes to the Company, will not make payments on such promissory notes.

All of these risks and uncertainties could have a negative impact on the estimated net proceeds from the resale of the dental office assets by the Company.

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

SUMMARY  OF  RESULTS  OF  OPERATIONS

The following table shows the Company's results of operations as a percentage of revenue, and is used in the year-to-year comparisons discussed below.

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                 2000    1999     1998
                                                                ------  -------  -------
Premium revenue                                                 100.0%   100.0%   100.0%

Health care services expense                                     69.5     71.5     67.7
Selling, general and administrative expense                      33.1     37.2     37.2
Loss on impairment of assets                                      0.5     25.5      2.5
                                                                ------  -------  -------

Operating income (loss)                                          (3.1)   (34.2)    (7.4)

Investment and other income                                       1.5      2.1      0.6
Interest expense                                                 (5.0)    (6.1)    (4.4)
                                                                ------  -------  -------

Income (loss) before income taxes and discontinued operations    (6.6)   (38.2)   (11.2)
Income tax expense (benefit)                                       --     11.4     (3.5)
                                                                ------  -------  -------

Income (loss) before discontinued operations                     (6.6)   (49.6)    (7.7)
Loss from discontinued operations                                (2.6)    (4.5)    (2.5)
                                                                ------  -------  -------

Net income (loss)                                               (9.2)%  (54.1)%  (10.2)%
                                                                ======  =======  =======

2000  COMPARED  TO  1999

Premium revenue increased by $1.0 million, or 1.1%, from $96.2 million in 1999 to $97.3 million in 2000. The average membership for which the Company provided dental coverage decreased by approximately 78,000 members, or 8.8%, from 883,000 members during 1999 to 805,000 during 2000. The decrease in the average number of members is primarily due to the loss of several customers during 2000. Premium revenue increased by 1.1% even though average membership decreased by 8.8%. This was primarily due to a shift in the product mix toward preferred provider ("PPO")/indemnity plans, which have higher premium rates than managed care plans, increases in premium rates, and a shift in the managed care product mix toward managed care plans with higher benefit levels and higher premium rates.

Health care services expense decreased by $1.2 million, or 1.8%, from $68.8 million in 1999 to $67.6 million in 2000. Health care services expense as a percentage of premium revenue (the "loss ratio") decreased from 71.5% in 1999 to 69.5% in 2000. This decrease is primarily due to a decrease in the loss ratio for managed care products, which is primarily due to a reduction in certain types of non-standard payment arrangements to managed care providers during the first quarter of 2000. The decrease in the loss ratio for managed care products was partially offset by a shift in the product mix toward PPO/indemnity plans, which have a higher loss ratio than managed care plans. However, PPO/indemnity plans also have a higher amount of gross margin (premium revenue less health care services expense) per insured individual, and the Company believes they have significantly lower general and administrative expenses than managed care plans, as a percentage of premium revenue.

Selling, general and administrative ("SG&A") expenses decreased by $3.6 million, or 10.1%, from $35.8 million in 1999 to $32.2 million in 2000. SG&A expenses as a percentage of premium revenue decreased from 37.2% in 1999 to 33.1% in 2000. The decrease in SG&A expenses is primarily due to the following reasons.
Salaries and benefits decreased due to a reduction in the number of employees during the first quarter of 2000, in connection with a consolidation of the Company's administrative services into a single location. The decrease is also partially due to a decrease in computer programming expenses, as the Company has completed several enhancements to its proprietary management information system that were in process during 1999. Part of the decrease is due to a decrease in amortization expense related to intangible assets. During the third quarter of 1999, the Company recorded a $24.6 million impairment loss to reduce the carrying values of its intangible assets to their estimated realizable values, which caused a decrease in amortization expense in 2000.

Loss on impairment of assets decreased from $24.6 million in 1999 to $450,000 in 2000. The loss on impairment in 1999 is primarily due to a reduction in the carrying value of the goodwill and non-compete covenants related to the acquisition of First American Dental Benefits, Inc. in 1996, and the acquisition of Advantage Dental HealthPlans in 1997. The amount of the impairment loss was determined in accordance with Accounting Principles Board Opinion No. 17, as discussed in Note 5 to the accompanying consolidated financial statements. The loss on impairment in 2000 is due to an increase in the reserve related to notes receivable, as discussed in Note 5 to the accompanying financial statements.

Investment and other income decreased by $0.6 million, or 30.8%, from $2.0 million in 1999 to $1.4 million in 2000. This decrease was primarily due to net realized gains on the sale of investments of $1.2 million in 1999, compared to nearly zero in 2000. This was partially offset by an increase in interest income in 2000, primarily due to investment of the proceeds of the $8.0 million borrowing on March 1, 2000, as discussed in Note 7 to the accompanying financial statements.

Total interest expense decreased by $1.0 million, or 16.1%, from $5.9 million in 1999 to $4.9 million in 2000. This decrease is primarily due to $1.9 million of deferred loan costs that were charged to expense during 1999. This decrease was partially offset by interest expense and amortization of deferred loan costs in 2000, related to the $8.0 million borrowing on March 1, 2000, as discussed in
Note  7  to  the  accompanying  financial  statements.

The loss before income taxes and discontinued operations decreased from $36.7 million, or 38.2% of premium revenue, in 1999, to $6.5 million, or 6.6% of premium revenue, in 2000. This decrease in the loss was primarily due to a $24.6 million loss on impairment of assets in 1999, a $3.6 million decrease in SG&A expenses, and a decrease in the loss ratio from 71.5% in 1999 to 69.5% in 2000, which is equal to a $1.9 million decrease in health care services expense.

Income tax expense decreased from $10.9 million in 1999 to zero in 2000. Income tax expense in 1999 primarily represents a charge to earnings to establish a deferred tax asset valuation allowance that was equal to the entire balance of the Company's net deferred tax assets. The Company recorded no income tax expense or benefit in 2000 due to the valuation allowance against its deferred tax assets. This valuation allowance was established due to uncertainty about whether the deferred tax assets will be realized in the future, primarily due to operating losses incurred by the Company in 1998, 1999 and 2000 and the existence of significant net operating loss carry-forwards. See Note 9 to the accompanying financial statements for more information.

The loss from discontinued operations decreased from $4.4 million in 1999 to $2.5 million in 2000. The losses in both 1999 and 2000 represent reductions in the carrying value of the net assets related to certain discontinued operations, which were reflected under the caption "Assets of discontinued operations transferred under contractual arrangements" on the accompanying consolidated balance sheet. These assets were resold in October 2000, as discussed in Note 2 to the accompanying financial statements.

1999  COMPARED  TO  1998

Premium revenue decreased by $1.2 million, or 1.3%, from $97.4 million in 1998 to $96.2 million in 1999. The average membership for which the Company provided dental coverage decreased by approximately 60,000 members, or 6.4%, from 943,000 members during 1998 to 883,000 during 1999. Premium revenue decreased by only 1.3% even though average membership decreased by 6.4%. This was primarily due to a shift in the product mix toward PPO/indemnity plans, which have higher premium rates than managed care plans, increases in premium rates, and a shift in the managed care product mix toward plans with higher benefit levels and higher premium rates.

Health care services expense increased by $2.8 million, or 4.2%, from $66.0 million in 1998 to $68.8 million in 1999. Health care services expense as a percentage of premium revenue (the "loss ratio") increased from 67.7% in 1998 to 71.5% in 1999. This increase is primarily due to an increase in the loss ratio for managed care products, which is due to an increase in specialist referral claims and an increase in supplemental payments to capitated providers, both as a percentage of managed care premium revenue. The increase in specialist referral claims is primarily due to a shift in the managed care product mix toward richer benefit plans that include coverage of more specialist services. The increase in supplemental payments is due to the fact that the richer benefit plans also cover more services for which general dentists receive supplemental payments from the Company, in addition to the monthly capitation payments.

SG&A expenses decreased by $456,000, or 1.3%, from $36.3 million in 1998 to $35.8 million in 1999. SG&A expenses as a percentage of premium revenue was 37.2% in both 1998 and 1999. There was not a significant change in SG&A expenses from 1998 to 1999.

Loss on impairment of assets increased from $2.4 million in 1998 to $24.6 million in 1999. The loss on impairment in 1999 is primarily due to a reduction in the carrying value of the goodwill and non-compete covenants related to the acquisition of First American Dental Benefits, Inc. in 1996, and the acquisition of Advantage Dental HealthPlans in 1997. The amount of the impairment loss was determined in accordance with Accounting Principles Board Opinion No. 17, as discussed in Note 5 to the accompanying financial statements.

Investment and other income increased by $1.4 million, or 231.3%, from $624,000 in 1998 to $2.1 million in 1999. This increase was primarily due to net realized gains on the sale of investments of $1.2 million in 1999, compared to net realized losses of $618,000 in 1998.

Interest expense increased by $1.6 million, or 35.8%, from $4.3 million in 1998 to $5.9 million in 1999. This increase was primarily due to expenses incurred in connection with restructuring the credit agreements related to the senior notes payable and the revolving line of credit in May 1999. Those expenses consisted of $1.0 million of consulting and legal fees and the issuance of stock warrants with an estimated value of $320,000 to the holder of the senior notes payable. In addition, approximately $600,000 of other deferred loan costs were charged to expense in the third quarter of 1999, due to acceleration of the maturity dates of the senior notes payable and revolving line of credit.

The loss before income taxes and discontinued operations increased from $10.9 million, or 11.2% of premium revenue, in 1998, to $36.7 million, or 38.2% of premium revenue, in 1999. This increase in the loss was primarily due to the $24.6 million loss on impairment of assets, and an increase in the loss ratio from 67.7% in 1998 to 71.5% in 1999. These factors were partially offset by an increase in investment and other income from $624,000 in 1998 to $2.1 million in 1999.

Income tax expense was $10.9 million in 1999, compared to an income tax benefit of $3.4 million in 1998. The income tax expense in 1999 primarily represents a charge to earnings to establish a deferred tax asset valuation allowance that is equal to the entire balance of the Company's net deferred tax assets. This valuation allowance was established due to uncertainty about whether the deferred tax assets will be realized in the future, primarily due to operating losses incurred by the Company in 1999 and 1998 and the existence of significant net operating loss carry-forwards. See Note 9 to the accompanying financial statements for more information.

The loss from discontinued operations to be disposed of increased from $2.4 million in 1998 to $4.4 million in 1999. The loss in 1999 is due to a $6.5 million reduction, before income tax effect of $2.1 million, in the carrying value of the net assets related to certain discontinued operations, which are reflected under the caption "Assets of discontinued operations transferred under contractual arrangements" on the consolidated balance sheet. During the second quarter of 1999, the Company recorded a $6.5 million charge to earnings to reduce the carrying value of these assets to their estimated realizable value.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash used by operating activities decreased by $0.4 million, from $1.8 million in 1999 to $1.4 million in 2000. This improvement was due to several reasons, the largest of which are described below. Net cash used by the net loss, including the adjustments to reconcile net loss to net cash provided by (used in) operating activities, decreased from $6.7 million in 1999 to $3.0 million in 2000, primarily due to a $3.6 million decrease in SG&A expenses, as discussed above. The increase in accrued expenses was $3.3 million in 2000, compared to a decrease of $461,000 in 1999. The increase in 2000 was primarily due to liabilities related to the sale of "Assets transferred under contractual arrangements" in October 2000, as discussed in Note 2 to the accompanying financial statements. These factors were partially offset by a net $668,000 decrease in accounts payable and claims payable in 2000, compared to a combined increase of $3.7 million in those liabilities in 1999. The increases in these liability accounts in 1999 were primarily due to increases in the processing time for both accounts payable and dental claim payments during 1999. The processing time for both accounts payable and claims payable decreased significantly during 2000. However, in the case of claims payable, this decrease was offset by an increase in the amount of claims payable, due to a shift in the product mix toward PPO/indemnity plans, for which the health care expenses are reimbursed based on claims submitted, instead of capitation payments. In addition, deferred revenue decreased by $562,000 in 2000, compared to a $953,000 increase in 1999. The decrease in 2000 was primarily due to a decrease in the enrollment of individual subscribers who pay an annual premium in advance. The increase in 1999 was primarily due to earlier payment by employer groups due to an advance in the Company's billing cycle.

Net cash used by investing activities was $10.1 million during 2000, compared to $1.9 million of net cash provided in 1999. The net cash used in 2000 consisted primarily of the purchase of investments using the proceeds from the $8.0 million loan in March 2000, and the proceeds from $1.3 million of payments on notes receivable. Net cash provided by financing activities was $11.3 million in 2000, compared to $1.4 million of net cash used in 1999. The net cash provided by financing activities in 2000 consisted primarily of the proceeds from the $8.0 million loan in March 2000, and the increase in accrued interest that was converted to convertible preferred stock in 2001, as discussed below.

The Company's total debt increased from $39.8 million at December 31, 1999, to $48.0 million at December 31, 2000. This increase was primarily due to the $8.0 million borrowing in March 2000, as discussed below. See Note 7 to the accompanying financial statements for a description of all the debt outstanding as of December 31, 2000.

On March 1, 2000, the Company entered into a recapitalization transaction with an investor group (the "Investors"), the revolving credit facility lender (the "Bank"), and the holder of the senior notes payable (the "Senior Note Holder"). In this transaction, the Investors loaned $8.0 million to the Company in the form of an investor senior loan, which was due April 30, 2001, and had an interest rate of 10% annually. The Investors, the Bank, and the Senior Note Holder agreed to convert the $8.0 million investor senior loan, the outstanding balance of $7.0 million under the revolving credit facility, and the $32.5 million of senior notes payable to convertible preferred stock, subject to regulatory and stockholder approval.

In connection with the recapitalization transaction, both the Bank and the Senior Note Holder agreed not to demand or accept any payment of principal or interest under their respective credit agreements, and not to take any enforcement actions of any kind under those agreements until April 30, 2001. As of December 31, 2000, the Company was subject to various financial covenant requirements under the credit agreements with the Bank and the Senior Note Holder. The Company was not in compliance with those requirements as of December 31, 2000. Accordingly, these outstanding balances are reflected as short-term debt on the accompanying balance sheet as of December 31, 2000.

Effective as of January 31, 2001, the Company completed the conversion of the investor senior loan ($8.0 million), the outstanding balance under the revolving credit facility ($7.0 million), the senior notes payable ($32.5 million), and the accrued interest on the revolving credit facility and the senior notes payable ($5.0 million as of December 31, 2000) into 300,000 shares of convertible preferred stock. The estimated value of the convertible preferred stock as of January 31, 2001, was $137.50 per share, which is based on the closing price of the Company's common stock on January 31, 2001, which was $1.375 per share, and the fact that each share of convertible preferred stock is convertible into 100 shares of common stock. Based on this estimated value, the conversion transaction resulted in a gain of $11.3 million. It is expected that there will be no income tax effect related to this transaction, due to the Company's net operating loss carry-forwards for tax purposes, as discussed in
Note  10  to  the  accompanying  financial  statements.

The convertible preferred stock does not accrue dividends of any kind. Each share of convertible preferred stock is convertible into 100 shares of common stock at the option of the holder. The convertible preferred stock entitles the holder to one vote for each share of common stock into which the preferred stock is convertible, with respect to all matters voted on by the common stockholders of the Company, except for the election of directors. The holders of the convertible preferred stock have the right to elect a total of five members of the board of directors, and the holders of the common stock have the right to elect the remaining two directors. The convertible preferred stock has a liquidation preference over the common stock of the Company.

As a result of the conversion transaction, the previously existing common stockholders of the Company now own approximately 14% of the common stock interests of the Company. In March 2000, in connection with the conversion transaction, the Company agreed to place four new directors, who represent the Investors, the Bank, and the Senior Note Holder, on its board of directors. Three of those directors were placed on the board in March 2000, and the fourth director was placed on the board as of January 31, 2001. These new directors constitute a majority of the board of directors, which currently has a total of seven members.

In 1999, in connection with a transaction in which the Company restructured its credit agreement with the Senior Note Holder, the Company issued warrants to purchase 382,000 shares of common stock for $4.51 per share to the Senior Note Holder. The warrants were exercisable at any time from January 1, 2000 to December 31, 2003. In connection with the recapitalization transaction, the Senior Note Holder agreed to cancel the warrants upon conversion of the Company's outstanding debt into convertible preferred stock. The warrants were cancelled as of January 31, 2001, in connection with the conversion of the Senior Notes Payable to convertible preferred stock.

Under the credit agreements related to both the revolving credit facility and the senior notes payable, the Company is subject to various loan covenant requirements. The Company was not in compliance with those requirements as of December 31, 2000, and, therefore, the balances outstanding under these agreements are classified as short-term debt as of December 31, 2000. However, as noted above, the outstanding balances under these agreements were converted into convertible preferred stock in January 2001.

The Company believes it has adequate financial resources to continue its current operations for the foreseeable future. However, there can be no assurance that there will not be any unforeseen events that could have a material adverse impact on the Company's financial position and the adequacy of its cash balances.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" in June 1999, and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" in June 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended, requires derivatives to be reported on the balance sheet at fair value, and was adopted on January 1, 2001. The adoption of SFAS 133, as amended, had no significant effect on the Company's financial statements.

In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB 101 was effective for the Company beginning in the fourth quarter of the year ending December 31, 2000. The adoption of SAB 101 had no significant effect on the Company's financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 is effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses certain issues related to the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of FIN 44 had no significant effect on the Company's financial statements.

IMPACT  OF  INFLATION

The Company's operations are potentially impacted by inflation, which can affect premium rates, health care services expense, and selling, general and administrative expenses. The Company expects that its earnings will be positively impacted by inflation in premium rates, because premium rates for dental benefit plans in general have been increasing due to inflation in recent years. The Company expects that its earnings will be negatively impacted by inflation in health care costs, because fees charged by dentists and other dental providers have been increasing due to inflation in recent years. The impact of inflation on the Company's health care expenses is mitigated in the short-term by the fact that approximately 40% of total health care services expense consists of capitation payments to providers. In addition, most of the Company's selling, general and administrative expenses are impacted by general inflation in the economy.

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

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
---------------------------------------------------------

The Consolidated Financial Statements and the related Notes and Schedules thereto filed as part of this 2000 Annual Report on Form 10-K are listed on the accompanying Index to Financial Statements on page F-1.

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

PART  III
ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
-------------------------------------------------------------------

The  current  directors  and  executive  officers of the Company are as follows:

          NAME                 AGE               POSITION
----------------------------  ----  --------------------------------------------------------------
  James E. Buncher              64  President, Chief Executive Officer and Director
  Ronald I. Brendzel, JD        51  Senior Vice President, General Counsel, Secretary and Director
  Dennis L. Gates, CPA          45  Senior Vice President, Chief Financial Officer and Director
  Carlos Ferrera                37  Vice President, Operations
  Kenneth E. Keating            37  Vice President, Sales and Marketing
  Barbara Lucci                 41  Vice President, Corporate Services
  John F. Steen                 46  Vice President, Development and Provider Relations
  Mik L. Summers                42  Chief Information Officer
  Michael B. Sutherland, DDS    54  Vice President and Dental Director
  Steven J. Baileys, DDS        47  Chairman of the Board of Directors
  Jack R. Anderson              76  Director (1)
  Stephen J. Blewitt            41  Director
  Leslie B. Daniels             53  Director (1)

_______________________________
(1)  Member  of  Compensation  and  Stock  Option  Committee,  and  Audit  Committee.

Mr. Buncher, Mr. Anderson and Mr. Daniels became directors of the Company on March 1, 2000, in connection with the recapitalization transaction that occurred on March 1, 2000 (see Key Developments for more discussion of this transaction). Mr. Blewitt became a director of the Company on February 8, 2001, in connection with the completion of the recapitalization transaction. All directors of the Company are elected annually. Officers of the Company serve at the pleasure of the board of directors, subject to certain contracts of employment. See Item 11.
- Executive Compensation below for a description of employment agreements with the Named Executive Officers.

Mr. Buncher has been President and Chief Executive Officer of the Company, and a director of the Company, since March 2000. From July 1998 to February 2000, he was a private investor. Mr. Buncher was President and Chief Executive Officer of Community Dental Services, Inc., a corporation operating dental practices in California, from October 1997 until July 1998. Mr. Buncher was President of the Health Plans Group of Value Health, Inc., a national specialty managed care company, from September 1995 to September 1997. He served as Chairman, President and Chief Executive Officer of Community Care Network, Inc., a Value Health subsidiary, from August 1992 to September 1997, when Value Health was acquired by a third party and Mr. Buncher resigned his positions with that company. Mr. Buncher currently serves on the board of directors of Horizon Health Corporation and two other non-public health care companies.

Mr. Brendzel has been Senior Vice President, General Counsel, Secretary and a director of the Company since 1989. He was Chief Financial Officer from April 1988 to May 1996, Vice President - Corporate Development from August 1980 until April 1986, and held various executive and administrative positions from 1978 until 1980. Mr. Brendzel is a member of the California State Bar and is licensed to practice law in the state of California. From 1987 to 2000, he was a member of the Knox-Keene Health Care Service Plan Advisory Committee, which assisted the California Department of Corporations, the predecessor of the California Department of Managed Health Care, in regulating managed care health plans. Mr. Brendzel is also a former member of the Texas Health Maintenance Organization Solvency Surveillance Committee, which assists the Texas Department of Insurance in regulating health maintenance organizations. Mr. Brendzel is the brother-in-law of Dr. Baileys.

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

Mr. Ferrera has been Vice President, Operations since February 2000. He served as Vice President - Information Technologies from October 1997 to February 2000. Mr. Ferrera served as Vice President - SafeHealth Life Insurance Operations from October 1995, when he joined the Company, to October 1997. From March 1988 to
October 1995, Mr. Ferrera was Director of Provider Relations and Product Consultant for CIGNA Dental Health. Prior to that, he was a Staff Sergeant in the United States Air Force.

Mr. Keating has been Vice President, Sales and Marketing since February 2000. He was Western Regional Vice President of the Company from October 1997 to February 2000. He was Vice President-Imprimis and Guards Office Operations for the Company from October 1995 until October 1997. He was Vice President-SafeHealth Life Insurance Operations from August 1995, when he joined the Company, until October 1995. From March 1987 to July 1995, Mr. Keating served in various executive capacities for CIGNA Dental Health, including Director of Sales and Account Services, Director of Network Development and
Director  of  Staff  Model  Operations.

Ms. Lucci has been Vice President, Corporate Services since February 2000. She served as Director of Corporate Services and Human Resources from January 1996 to February 2000. From March 1994, when she joined the Company, to January 1996, Ms. Lucci was a Broker Specialist and Sales and Marketing Administrator. From February 1988 to March 1994, Ms. Lucci served as Vice President - Franchise Real Estate Administration of Conroy's, Inc. From March 1985 to February 1988, Ms. Lucci was Vice President - Administration and Assistant Operations Officer for Dr. Howard M. Stein Dental Groups.

Mr.  Steen  has  been  Vice  President, Development and Provider Relations since
November 2000, when he joined the Company. He served as President, Chief Executive Officer and a Director of American Home Services from May 1998 to November 2000. From January 1995 to May 1998, Mr. Steen served as President and Chief Executive Officer of Caregivers Home Health, Inc. Mr. Steen was one of the original founders of United Dental Care, Inc. and served as Executive Vice President, Chief Financial Officer and Secretary from October 1985 through January 1995.

Mr. Summers has been Chief Information Officer since November 2000. He served as Director of Information Services from July 1999 to November 2000. From November 1998, when he joined the Company, to July 1999, Mr. Summers served as Database Administrator and Director of Computer Operations. From April 1994 to October 1998, he served as Manager of Application Implementation with the U.S. Treasury Department. Mr. Summers also served in other information systems management positions with the U.S. Treasury Department from February 1991 to April 1994. From 1980 to 1991, he served in various management positions for Grief Brothers Corporation.

Dr. Sutherland has been Vice President and Dental Director since May 2000, when he joined the Company. He served as Vice President of Clinical Operations and Dental Director of Community Dental Services, Inc., a corporation operating dental practices in California, from February 1997 to March 2000. Dr. Sutherland owned and operated a number of dental practices from 1980 to 1997. He served in the Naval Dental Corp from 1977 to 1980. Dr. Sutherland is licensed to practice dentistry in California, and is a member of the California Dental Association and the American Dental Association.

Dr. Baileys has been Chairman of the Board of Directors since September 1995. He served as President of the Company from 1981 until March 1997 and Chief Executive Officer from May 1995 to February 2000. He was Chief Operating Officer from 1981 to May 1995. From 1975 until 1981, Dr. Baileys served in a variety of executive and administrative capacities with the Company. Dr. Baileys is licensed to practice dentistry in the State of California. He is a member of the Southern California chapter of the Young Presidents' Organization. Dr. Baileys currently serves on the board of directors of KRUG International Corp.

Mr. Anderson has been President of Calver Corporation, a health care consulting and investment firm, and a private investor, since 1982. Mr. Anderson currently serves on the board of directors of Horizon Health Corporation .

Mr. Blewitt is a Managing Director in the Bond & Corporate Finance Group of John Hancock Life Insurance Company and has been employed by John Hancock since 1982. Mr. Blewitt is also Co-President & Portfolio Manager of Hancock Mezzanine Investments LLC, the General Partner of Hancock Mezzanine Partners, L.P., a fund that invests primarily in mezzanine debt securities. Mr. Blewitt received a BA in Economics from the University of Chicago and an MBA from Boston University Graduate School of Management. Mr. Blewitt is currently a director of John Hancock Capital Growth Management, Inc., Learning Curve International and Medical Resources, Inc.

Mr. Daniels was a founder of CAI Advisors & Co., an investment management firm, in 1989 and has been a principal of that entity and its related investment fund vehicles since then. Mr. Daniels has substantial experience investing as a principal in the health care industry. Over the last 20 years, Mr. Daniels has invested in numerous start-up, venture capital and buyout transactions in various sectors across the health care spectrum, including health maintenance organizations, hospitals, nursing homes, cancer treatment centers, psychiatric and substance abuse services, generic drugs, pre-clinical and clinical contract research organizations and pharmacy benefit companies. Mr. Daniels is currently a director of Pharmakinetics Laboratories, Inc. and MIST Inc. He was a past Chairman of Zenith Laboratories, Inc. and has been a director of several other public and private companies.

ITEM  11.  EXECUTIVE  COMPENSATION
----------------------------------

The following table discloses compensation paid to the Company's Chief Executive Officer as of December 31, 2000, and the other four most highly compensated executive officers as of December 31, 2000 who received total compensation in excess of $100,000 during the year ended December 31, 2000 (the "Named Executive Officers"). The compensation disclosed is for the three years ended December 31, 2000.

                                                                                           LONG-TERM
                                                                                          COMPENSATION
                                                                                             AWARDS
                                                       ANNUAL  COMPENSATION      LIFE     -------------
                                                     -----------------------   INSURANCE  STOCK OPTIONS
NAME                           PRINCIPAL POSITION     YEAR     SALARY   BONUS   PREMIUMS     GRANTED
---------------------------  ----------------------  -------  --------  ------  ---------  ------------
James E. Buncher             President and Chief        2000  $187,500  $   --  $      --  600,000
                             Executive Officer (1)      1999        --      --         --      --
                                                        1998        --      --         --      --

Steven J. Baileys            Chairman and Chief         2000  $166,667  $   --  $      --  200,000
                             Executive Officer (2)      1999   400,000      --      1,260      --
                                                        1998   400,000      --      1,260   70,000

Dennis L. Gates              Senior Vice President      2000   203,750      --         --  375,000
                             and Chief Financial        1999    34,833      --         --   50,000
                             Officer (3)                1998       --       --         --      --

Ronald I. Brendzel           Senior Vice President,     2000   185,000      --         --  120,000
                             General Counsel and        1999   185,000      --        900      --
                             Secretary                  1998   185,000      --        900    5,000

Kenneth E. Keating           Vice President,            2000   170,654      --         --  120,000
                             Sales and Marketing (4)    1999   150,000      --         --      --
                                                        1998   150,000      --         --    5,000

Carlos Ferrera               Vice President,            2000   160,763      --         --  120,000
                             Operations                 1999   140,000      --         --      --
                                                        1998   142,885      --         --    5,000

(1) Mr. Buncher joined the Company as President and Chief Executive Officer in March 2000.
(2) Dr. Baileys served as the Chief Executive Officer of the Company until March 1, 2000. He continued as an employee of the Company until June 1, 2000, when he became a consultant to the Company at an annual rate of $200,000 for a two (2) year period through May 31, 2002. In connection therewith, Dr. Baileys also received non-statutory options to purchase 200,000 shares of common stock at an exercise price of $1.00 per share, which options vest at the expiration of his consulting agreement and must be exercised not later than one (1) year thereafter or one (1) year after he ceases to be a director of the Company, whichever occurs last.
(3)  Mr.  Gates  joined  the  Company  in  November  1999.
(4) Mr. Keating became Vice President, Sales and Marketing in February 2000. Prior thereto, he was Western Regional Vice President.

The Company has employment agreements with Messrs. Buncher, Gates, Brendzel, Keating, and Ferrera, which expire on June 30, 2002. The current annual salaries of each of these executives are $250,000, $200,000, $185,000, $180,000, and
$175,000, respectively, in addition to potential performance bonuses. The Company may terminate any of the agreements for cause without further compensation responsibility to the employee, or without cause by paying the employee an amount as described below. Each executive may terminate his employment agreement for any reason. In the event that more than fifty percent (50%) of the Company's outstanding Common Stock is purchased by an entity that is not an existing stockholder and there is a substantial diminution of the employee's authority or job responsibilities, then the executive, at his option, may terminate his employment agreement. In such event, or if the Company terminates the employment agreement without cause, the Company is obligated to pay the executive an amount equal to the employee's current annual salary, or the amount due through the end of the employment agreement, whichever is less, but in no event less than six (6) months of the employee's compensation rate then in effect.

STOCK  OPTION  GRANTS  DURING  THE  YEAR  ENDED  DECEMBER  31,  2000

Stock options granted to the Named Executive Officers during the year ended December 31, 2000 were as follows.


                INDIVIDUAL STOCK OPTION GRANTS
----------------------------------------------------------------
                     NUMBER OF  % OF TOTAL                         POTENTIAL  REALIZABLE VALUE
                      SHARES     OPTIONS                             AT ASSUMED ANNUAL RATES
                    UNDERLYING  GRANTED TO  EXERCISE              OF STOCK PRICE APPRECIATION
                      OPTIONS   EMPLOYEES  PRICE PER   EXPIRATION     FOR OPTION TERM(2)
NAME                  GRANTED    IN 2000     SHARE      DATE (1)        5%          10%
------------------  ---------  ----------  ----------  ----------  ----------  -------------
James E. Buncher      600,000       28.8%       $1.00  March 2010    $281,537    $752,945
Steven J. Baileys     200,000        9.6%        1.00  June 2003       93,846     250,982
Dennis L. Gates       375,000       18.0%        1.00  March 2010     175,961     470,591
Ronald I. Brendzel    120,000        5.8%        1.00  March 2010      56,307     150,589
Kenneth E. Keating    120,000        5.8%        1.00  March 2010      56,307     150,589
Carlos Ferrera        120,000        5.8%        1.00  March 2010      56,307     150,589


(1) Subject to the terms of the applicable option agreements, the exercise price may be paid in cash or in shares of common stock owned by the optionee, or by a combination of the foregoing.
(2) Of the options granted to Messrs. Buncher and Gates, options for 100,000 shares each per year vest and become exercisable on March 1, 2001 and March 1, 2002. All other options vest and become exercisable in three equal annual installments. Exercisability of the options may be accelerated in the event of a commencement of a tender offer for shares of the Company, the signing of an agreement for certain mergers or consolidations involving the Company, the sale of all or substantially all of the assets of the Company, a change of control, or certain other extraordinary corporate transactions. The options are subject to early termination in the event of the optionee's termination of employment or cessation of service with the Company.
(3) There is no assurance that the actual stock appreciation over the remaining term of the options will be at the assumed five percent (5%) or ten percent (10%) levels or at any other defined level. Unless the market price of the common stock does in fact appreciate over the option term, no value will be realized from the option grants.

STOCK  OPTION  EXERCISES  AND  YEAR-END  STOCK  OPTION  VALUES

There were no stock options exercised by any of the Named Executive Officers during the year ended December 31, 2000. Stock options held by the Named Executive Officers at December 31, 2000 are shown in the following table. There were no stock appreciation rights outstanding as of December 31, 2000.

                    STOCK OPTIONS EXERCISED    NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                    -----------------------  UNDERLYING  UNEXERCISED       IN-THE-MONEY  OPTIONS
                       SHARES               OPTIONS AT FISCAL YEAR-END     AT  FISCAL  YEAR-END
                      ACQUIRED     VALUE    --------------------------  ---------------------------
NAME                ON EXERCISE  REALIZED   EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
------------------  -----------  ---------  -----------  -------------  ------------  --------------

James E. Buncher             --  $      --           --        600,000  $         --  $           --
Steven J. Baileys            --         --           --        200,000            --              --
Dennis L. Gates              --         --       16,667        408,333            --              --
Ronald I. Brendzel           --         --       43,333        121,667            --              --
Kenneth E. Keating           --         --       13,333        121,667            --              --
Carlos Ferrera               --         --        8,333        121,667            --              --

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table shows the number of shares of common stock beneficially owned as of March 15, 2001, by each director, each Named Executive Officer, each entity that, to the Company's knowledge, beneficially owned 5% or more of the total outstanding common stock of the Company, and all current directors and Named Executive Officers as a group. The number of shares beneficially owned includes the number of shares of common stock into which the convertible preferred stock held by each person is convertible. To the Company's knowledge, the named person has sole voting and investment power with respect to all shares of common stock listed, except where indicated otherwise.

                                                                     NUMBER OF SHARES
                                                                       BENEFICIALLY     % OF TOTAL SHARES
OFFICER OR DIRECTOR                                                      OWNED (1)       OUTSTANDING (2)
-------------------------------------------------------------------  -----------------  -----------------
  John Hancock Life Insurance Company (3)                                   15,000,000               43.2
  CAI Capital Partners & Company II, Limited Partnership (4)                 8,467,244               24.4
  Leslie B. Daniels (5)                                                         37,155                  *
  Jack R. Anderson (6)                                                       3,167,615                9.1
  Steven J. Baileys (7)                                                      2,711,267                7.8
  The Burton Partnership (8)                                                 2,199,185                6.3
  James E. Buncher (9)                                                         460,333                1.3
  Ronald I. Brendzel (10)                                                      296,573                  *
  Dennis L. Gates (11)                                                         275,000                  *
  Kenneth E. Keating (12)                                                       55,000                  *
  Carlos Ferrera (13)                                                           50,000                  *
  Stephen J. Blewitt (3)                                                            --                  *

  All directors and Named Executive Officers as a group (9 persons)         30,483,032               86.3

  All principal stockholders in total                                       32,682,217               92.5

* Indicates less than one percent (1%).

_______________________________________

(1) Includes the number of shares of common stock into which the convertible preferred stock held by each person is convertible. Also includes shares issuable pursuant to stock options that are exercisable within 60 days of March 15, 2001. Some of the stockholders included in this table reside in states having community property laws under which the spouse of a stockholder in whose name securities are registered may be entitled to share in the management of their community property, which may include the right to vote or dispose of such shares.

(2) For purposes of computing all the percentages above, the total shares outstanding includes the shares of common stock into which all outstanding convertible preferred stock is convertible. For purposes of computing the percentage for each individual, the total shares outstanding includes the shares issuable to that person pursuant to stock options that are exercisable within 60 days of March 15, 2001. For purposes of computing the percentages for all directors and officers as a group, and for all principal stockholders as a group, the total shares outstanding includes all the shares issuable pursuant to stock options that are included in the above table.

(3) Mr. Blewitt is employed by an affiliate of John Hancock Life Insurance Company, which has beneficial ownership of 15,000,000 shares issuable upon conversion of shares of convertible preferred stock, as to which Mr. Blewitt disclaims beneficial ownership. The address of Mr. Blewitt and John Hancock Life Insurance Company is John Hancock Place, P.O. Box 111, Boston, Massachusetts 02117.

(4) Includes 37,155 shares of common stock owned directly by Mr. Daniels, 2,780,796 shares issuable upon conversion of shares of convertible preferred stock owned by CAI Partners & Company II, Limited Partnership, and 5,649,293 shares issuable upon conversion of shares of convertible preferred stock owned by CAI Capital Partners & Company II, Limited Partnership (collectively "CAI"). Mr. Daniels is a principal of both entities. The address of CAI and Mr. Daniels is 767 Fifth Avenue, 5th Floor, New York, New York 10153.


(5) Represents 37,155 shares of common stock owned directly by Mr. Daniels. Does not include 2,780,796 shares issuable upon conversion of shares of convertible preferred stock owned by CAI Partners & Company II, Limited Partnership, and 5,649,293 shares issuable upon conversion of shares of convertible preferred stock owned by CAI Capital Partners & Company II, Limited Partnership (collectively "CAI"). Mr. Daniels is a principal of both entities. The address of Mr. Daniels is 767 Fifth Avenue, 5th Floor, New York, New York 10153.

(6) Includes 1,802,885 shares issuable upon conversion of shares of convertible preferred stock and 183,000 shares of common stock held by Mr. Anderson. Also includes 1,081,730 shares issuable upon conversion of shares of convertible preferred stock and 100,000 shares of common stock owned by Mr. Anderson's spouse as separate property, as to which Mr. Anderson disclaims beneficial ownership. The address of Mr. Anderson is 16475 Dallas Parkway, Suite 735, Addison, Texas 77001.

(7) Includes 645,000 shares of common stock held by Dr. Baileys directly, 912,500 shares issuable upon conversion of shares of convertible preferred stock held by the Baileys Family Trust and affiliated trusts for the benefit of various relatives of Dr. Baileys, 700,767 shares of common stock owned by the Baileys Family Trust, 303,000 shares of common stock held in various trusts for relatives of Dr. Baileys, as to all of which Dr. Baileys is trustee and for which Dr. Baileys has sole power to vote the securities, and 150,000 shares of common stock held by the Alvin and Geraldine Baileys Foundation, for which Dr. Baileys is an officer and director and for which Dr. Baileys has shared power to vote the securities. Dr. Baileys disclaims beneficial ownership of any of the shares in the trusts or the foundation referenced above. The address of Dr. Baileys is 95 Enterprise, Aliso Viejo, California 92656-2605.

(8) Includes 130,325 shares of common stock and 419,470 shares issuable upon conversion of shares of convertible preferred stock owned by the Burton Partnership, Limited Partnership ("BPLP"), and 390,975 shares of common stock and 1,258,415 shares issuable upon conversion of shares of convertible preferred stock owned by the Burton Partnership (QP), Limited Partnership ("QP"). Mr. Donald W. Burton is a principal of both entities. The address of BPLP, QP and Mr. Burton is P.O. Box 4643, Jackson, Wyoming 83001.

(9) Includes 200,000 shares issuable upon conversion of shares of convertible preferred stock, and options to purchase 233,333 shares of common stock .

(10) Includes 100,000 shares issuable upon conversion of shares of convertible preferred stock, and options to purchase 85,000 shares of common stock.

(11) Includes 100,000 shares issuable upon conversion of shares of convertible preferred stock, and options to purchase 175,000 shares of common stock.

(12) Represents  options  to  purchase  55,000  shares  of  common  stock.

(13) Represents  options  to  purchase  50,000  shares  of  common  stock.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

Please see the discussion under "Recent Developments" in Part I, Item 1 of this Form 10-K.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)  FINANCIAL  STATEMENTS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  EXHIBITS

The consolidated financial statements and financial statement schedule of SafeGuard Health Enterprises, Inc. filed as part of this 2000 Annual Report on Form 10-K are listed in the accompanying Index to Financial Statements on Page F-1. An "Exhibit Index" is included in this 2000 Annual Report on Form 10-K beginning on Page E-1. All Exhibits are either attached hereto or are on file with the Securities and Exchange Commission.

(b)  REPORTS  ON  FORM  8-K

A Current Report on Form 8-K dated as of March 6, 2001 was filed with the SEC, reporting that the Company completed the conversion of the $8 million investor senior loan, the outstanding balance of $7.0 million under the revolving credit facility, the $32.5 million senior notes payable, and the accrued interest on the revolving credit facility and the senior notes payable, to 300,000 shares of convertible preferred stock. As a result of the conversion transaction, the previously existing common stockholders of the Company now own approximately 14% of the common stock interests of the Company. The above-described report on Form 8-K also reported the sale of the convertible preferred stock that would have been issuable to the holder of the revolving credit facility, to certain officers and directors of the Company, and to another stockholder of the Company.

The above-described report on Form 8-K dated as of March 6, 2001, is hereby incorporated by reference in this 2000 Annual Report on Form 10-K for the year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SAFEGUARD HEALTH ENTERPRISES, INC.

  By: /s/ James E. Buncher                          Date:          March 29, 2001
--------------------------------------------------  -----------------------------
  James E. Buncher
  President, Chief Executive Officer and Director
  (Principal Executive Officer)

  By: /s/ Dennis L. Gates                           Date:          March 29, 2001
--------------------------------------------------  -----------------------------
  Dennis L. Gates
  Senior Vice President, Chief Financial Officer
  and Director (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  By: /s/ James E. Buncher                          Date:          March 29, 2001
--------------------------------------------------  -----------------------------
  James E. Buncher
  President, Chief Executive Officer and Director

  By: /s/ Steven J. Baileys                         Date:          March 29, 2001
--------------------------------------------------  -----------------------------
  Steven J. Baileys, D.D.S.
  Chairman of the Board of Directors

  By: /s/ Ronald I. Brendzel                        Date:          March 29, 2001
--------------------------------------------------  -----------------------------
  Ronald I. Brendzel, J.D.
  Senior Vice President, General Counsel,
  Secretary and Director

  By: /s/ Dennis L. Gates                           Date:          March 29, 2001
--------------------------------------------------  -----------------------------
  Dennis L. Gates
  Senior Vice President, Chief Financial
  Officer and Director

  By: /s/ Jack R. Anderson                          Date:          March 29, 2001
--------------------------------------------------  -----------------------------
  Jack R. Anderson
  Director

  By: /s/ Stephen J. Blewitt                        Date:          March 29, 2001
--------------------------------------------------  -----------------------------
  Stephen J. Blewitt
  Director

  By: /s/ Leslie B. Daniels                         Date:          March 29, 2001
--------------------------------------------------  -----------------------------
  Leslie B. Daniels
  Director

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
------   -----------------------------------------------------------------------

2.1      Plans  of  Acquisition  (6)
3.1      Articles  of  Incorporation  (4)
3.1.1    Amended  and  Restated  Certificate  of  Incorporation  (12)
3.1.2    Certificate  of  Designation  of  Preferred  Stock  (12)
3.2      Bylaws  (3)
10.1     1984  Stock  Option  Plan  (2)
10.2     Stock  Option  Plan  Amendment  (1)
10.3     Stock  Option  Plan  Amendment  (4)
10.4     Stock  Option  Plan  Amendment  (5)
10.5     2000  Stock  Option  Plan  Amendment
10.6 Form of Employment Agreement between the Company and the Named Executive Officers
10.7 Form of Rights Agreement, dated as of March 22, 1996, between the Company and American Stock Transfer and Trust Company, as Rights Agent (6)
10.8     Default  Forbearance  Agreement  and  Irrevocable Power of Attorney (7)
10.9     First  Waiver  and  Amendment  to  Note  Purchase  Agreement  (8)
10.10    Amended  and  Restated  Loan  and  Security  Agreement  (8)
10.11    Debenture  and  Note  Purchase  Agreement  (9)
10.12    Stockholder  Agreement  (9)
10.13    First  Amendment  to  Debenture  and  Note  Purchase  Agreement  (10)
10.14    Second  Amendment  to  Debenture  and  Note  Purchase  Agreement  (10)
10.15    Term  Sheet  Agreement  dated  as  of  March  1,  2000  (11)
10.16    Loan  Document  and  Purchase  Agreement  (12)
10.17    Agreement  among  Stockholders  and  the  Company  (12)
10.18 Registration Rights Agreement between certain Stockholders and the Company (12)
10.19    Consulting  Agreement  between  the  Company  and  Steven  J.  Baileys
21.1     Subsidiaries  of  the  Company
23.1     Independent  Auditor's  Consent
_________________________________________

(1) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Registration Statement on Form S- 1 filed as of September 12, 1983 (File No. 2-86472).
(2) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Registration Statement on Form S-1 filed as of July 3, 1984 (File No. 2-92013).
(3) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Annual Report of Form 10-K for the year ended December 31, 1987.
(4) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Annual Report of Form 10-K for the year ended December 31, 1989.
(5) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Annual Report of Form 10-K for the year ended December 31, 1992.
(6) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Report on Form 8-K dated as of September 27, 1996.
(7) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
(8) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Report on Form 8-K dated as of June 4, 1999.
(9) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Report on Form 8-K dated as of June 30, 1999.
(10) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Report on Form 8-K dated as of October 5, 1999.
(11) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Report on Form 8-K dated as of March 16, 2000.
(12) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Report on Form 8-K dated as of March 6, 2001.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                       INDEX  TO  FINANCIAL  STATEMENTS


                                                                            PAGE
                                                                            ----

Independent  Auditors'  Report. . . . . . . . . . . . . . . . . . . . . . . F-2

Financial  Statements:

     Consolidated  Balance  Sheets. . . . . . . . . . . . . . . . . . . . . F-3

     Consolidated  Statements  of  Operations . . . . . . . . . . . . . . . F-4

     Consolidated  Statements  of  Stockholders'  Equity (deficit). . . . . F-5

     Consolidated  Statements  of  Cash  Flows. . . . . . . . . . . . . . . F-6

     Notes  to  Consolidated  Financial  Statements . . . . . . . . F-7 to F-24

Financial  Statement  Schedule:

     Schedule  II  -  Valuation  and  Qualifying  Accounts. . . . . . . .  F-25

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  and Shareholders of SafeGuard Health Enterprises,
Inc.:

We have audited the accompanying consolidated balance sheets of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule for the years ended December 31, 2000, 1999, and 1998, included in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SafeGuard Health Enterprises, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE  &  TOUCHE  LLP

Costa Mesa, California
March  21,  2001

                              SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                         AS OF DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          PRO  FORMA
                                                                             2000         2000       1999
                                                                        --------------  ---------  ---------
                                                                         (unaudited)
                                               ASSETS                   (see Note 14)

Current assets:
    Cash and cash equivalents                                           $       1,381   $  1,381   $  1,639
    Investments available-for-sale, at fair value                              15,321     15,321      4,642
    Accounts receivable, net of allowances of
         $868 in 2000 and $1,054 in 1999                                        2,778      2,778      2,978
    Other current assets                                                        1,788      1,788      1,121
                                                                        --------------  ---------  ---------
        Total current assets                                                   21,268     21,268     10,380

Property and equipment, net of accumulated depreciation                         2,843      2,843      4,816
Restricted cash (none in 2000 and $360 in 1999) and
    investments available-for-sale, at fair value                               2,700      2,700      2,688
Notes receivable, net of allowances of
    $2,806 in 2000 and $3,839 in 1999                                           1,750      1,750      3,505
Assets of discontinued operations transferred
    under contractual arrangements                                                 --         --      2,500
Intangible assets, net of accumulated amortization of
    $342 in 2000 and $58 in 1999                                                4,154      4,154      4,437
Other assets                                                                      380        380        251
                                                                        --------------  ---------  ---------
        Total assets                                                    $      33,095   $ 33,095   $ 28,577
                                                                        ==============  =========  =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                    $       4,664   $  4,664   $  5,771
    Accrued interest, subject to conversion to equity (Notes 7 and 14)             --      4,990         --
    Other accrued expenses                                                      6,457      6,457      3,691
    Short-term debt, subject to conversion to equity (Notes 7 and 14)              --     47,545         --
    Other short-term debt                                                         250        250        255
    Claims payable and claims incurred but not reported                         6,876      6,876      6,437
    Deferred revenue                                                            1,413      1,413      1,975
                                                                        --------------  ---------  ---------
        Total current liabilities                                              19,660     72,195     18,129

Long-term debt                                                                    250        250     39,545
Accrued interest                                                                   --         --      1,207
Other long-term liabilities (Note 8)                                            1,079      1,079      1,310
Commitments and contingencies (Note 10)

Stockholders' equity (deficit):
    Convertible preferred stock - $.01 par value; 1,000,000 shares
        authorized; no shares issued or outstanding in 2000 or 1999            41,250         --         --
    Common stock - $.01 par value; 40,000,000 shares authorized;
        4,747,000 shares issued and outstanding in 2000 and 1999               21,829     21,829     21,829
    Retained earnings (accumulated deficit)                                   (32,969)   (44,254)   (35,302)
    Accumulated other comprehensive income (loss)                                 119        119        (18)
    Treasury stock, at cost                                                   (18,123)   (18,123)   (18,123)
                                                                        --------------  ---------  ---------
        Total stockholders' equity (deficit)                                   12,106    (40,429)   (31,614)
                                                                        --------------  ---------  ---------
        Total liabilities and stockholders' equity (deficit)            $      33,095   $ 33,095   $ 28,577
                                                                        ==============  =========  =========

                   See accompanying Notes to Consolidated Financial Statements.

                   SAFEGUARD  HEALTH  ENTERPRISES,  INC.  AND  SUBSIDIARIES
                           CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                         YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  2000      1999       1998
                                                                --------  ---------  ---------
Premium revenue, net                                            $97,251   $ 96,225   $ 97,449

Health care services expense                                     67,589     68,797     66,020
Selling, general and administrative expense                      32,182     35,803     36,259
Loss on impairment of assets                                        450     24,576      2,397
                                                                --------  ---------  ---------

Operating income (loss)                                          (2,970)   (32,951)    (7,227)

Investment and other income                                       1,431      2,067        624
Interest expense on debt that became subject to
conversion to equity in 2000 (Notes 7 and 14)                    (4,801)    (5,610)    (3,197)
Other interest expense                                             (112)      (245)    (1,114)
                                                                --------  ---------  ---------

Income (loss) before income taxes and discontinued operations    (6,452)   (36,739)   (10,914)
Income tax expense (benefit)                                         --     10,934     (3,406)
                                                                --------  ---------  ---------

Income (loss) before discontinued operations                     (6,452)   (47,673)    (7,508)
Discontinued operations:
  Loss from assets transferred under contractual arrangements
    (net of income tax benefit of $2,087 in 1999)                (2,500)    (4,363)        --
  Loss from operations to be disposed of
    (net of income tax benefit of $1,554 in 1998)                    --         --     (2,430)
                                                                --------  ---------  ---------

  Loss from discontinued operations                              (2,500)    (4,363)    (2,430)
                                                                --------  ---------  ---------

    Net income (loss)                                           $(8,952)  $(52,036)  $ (9,938)
                                                                ========  =========  =========

Basic and diluted net income (loss) per share:
  Income (loss) from continuing operations                      $ (1.36)  $ (10.04)  $  (1.58)
  Income (loss) from discontinued operations                      (0.53)     (0.92)     (0.51)
                                                                --------  ---------  ---------

      Net income (loss)                                         $ (1.89)  $ (10.96)  $  (2.09)
                                                                ========  =========  =========

Weighted average basic and diluted shares outstanding             4,747      4,747      4,747

          See accompanying Notes to Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)


                                                                          ACCUMULATED
                                                                RETAINED     OTHER
                                      NUMBER OF SHARES          EARNINGS  COMPREHENSIVE
                                    -------------------  COMMON (ACCUMULATED INCOME   TREASURY
                                     COMMON   TREASURY    STOCK   DEFICIT)   (LOSS)     STOCK      TOTAL
                                    --------  ---------  -------  ---------  -------  ---------  ---------
Balances, January 1, 1998             8,022     (3,275)  $21,509  $ 26,672   $ (443)  $(18,123)  $ 29,615
Net loss                                 --         --        --    (9,938)      --         --     (9,938)
Other comprehensive income:
 Net unrealized gains on
  investments available-for-sale,
  net of tax of $57                                                               89                   89
                                                                                                 ---------
Total comprehensive income (loss)                                                                  (9,849)
                                    --------  ---------  -------  ---------  -------  ---------  ---------

Balances, December 31, 1998           8,022     (3,275)   21,509    16,734     (354)   (18,123)    19,766

Net loss                                 --         --        --   (52,036)      --         --    (52,036)
Other comprehensive income:
 Net unrealized gains on
  investments available-for-sale,
  net of tax of $226                                                            336                   336
                                                                                                 ---------
Total comprehensive income (loss)                                                                 (51,700)
Issuance of stock warrants (1)           --         --       320        --       --         --        320
                                    --------  ---------  -------  ---------  -------  ---------  ---------

Balances, December 31, 1999           8,022     (3,275)   21,829   (35,302)     (18)   (18,123)   (31,614)

Net loss                                 --         --        --    (8,952)      --         --     (8,952)
Other comprehensive income:
 Net unrealized gains on
  investments available-for-sale                                                137                   137
                                                                                                 ---------
Total comprehensive income (loss)                                                                  (8,815)
                                    --------  ---------  -------  ---------  -------  ---------  ---------

Balances, December 31, 2000           8,022     (3,275)  $21,829  $(44,254)  $  119   $(18,123)  $(40,429)
                                    ========  =========  =======  =========  =======  =========  =========

                        See accompanying Notes to Consolidated Financial Statements.

(1)  These  warrants  were  cancelled  without being exercised as of January 31, 2001,  in  connection  with the conversion of the Senior Notes Payable to convertible preferred stock, as discussed in Notes 7 and  4.

                       SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                          (IN THOUSANDS)

                                                                    2000       1999       1998
                                                                  ---------  ---------  ---------

Cash flows from operating activities:
  Net income (loss)                                               $ (8,952)  $(52,036)  $ (9,938)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Loss from discontinued operations                                2,500      4,363      2,430
    Loss on impairment of assets                                       450     24,576      2,397
    Bad debt expense                                                   300        481      1,733
    Depreciation and amortization                                    2,767      3,832      3,399
    Write-off and amortization of deferred loan costs                  339      1,954        106
    Gains on sale of property and equipment and investments           (101)        --         --
    Deferred income taxes                                               --     10,569     (2,349)
  Changes in operating assets and liabilities:
    Accounts receivable                                               (100)      (114)      (821)
    Other current assets                                              (667)       370         96
    Accounts payable                                                (1,107)       853      3,461
    Accrued expenses                                                 3,266       (461)       542
    Claims payable and claims incurred but not reported                439      2,879        (73)
    Deferred revenue                                                  (562)       953       (155)
                                                                  ---------  ---------  ---------
  Net cash (used in) provided by continuing operations              (1,428)    (1,781)       828
  Net cash used in discontinued operations                              --         --     (2,779)
                                                                  ---------  ---------  ---------
    Net cash used in operating activities                           (1,428)    (1,781)    (1,951)

Cash flows from investing activities:
  Purchase of investments available-for-sale                       (42,477)   (13,267)   (10,169)
  Proceeds from sale/maturity of investments available-for-sale     31,941     13,815     11,319
  Proceeds from maturity of investments held-to-maturity                --         --      4,906
  Purchase of property and equipment                                  (646)    (1,220)    (2,357)
  Proceeds from sale of property and equipment                         218      3,500         --
  Payments received on notes receivable                              1,305        518         92
  Issuance of notes receivable                                          --       (500)      (750)
  Additions to other assets                                           (468)      (969)        --
                                                                  ---------  ---------  ---------
    Net cash (used in) provided by investing activities            (10,127)     1,877      3,041

Cash flows from financing activities:
  Borrowings on debt                                                 8,000         --      8,000
  Increase in accrued interest, subject to conversion to equity      3,783      1,207         --
  Payments on debt                                                    (255)    (2,594)    (9,692)
  Payments on other long-term liabilities                             (231)       (48)       (72)
                                                                  ---------  ---------  ---------
    Net cash provided by (used in) financing activities             11,297     (1,435)    (1,764)
                                                                  ---------  ---------  ---------
Net increase (decrease) in cash                                       (258)    (1,339)      (674)
Cash and cash equivalents at beginning of year                       1,639      2,978      3,652
                                                                  ---------  ---------  ---------

Cash and cash equivalents at end of year                          $  1,381   $  1,639   $  2,978
                                                                  =========  =========  =========

Supplementary information:
    Cash paid during the year for interest                        $    720   $  4,189   $  4,008
Supplementary disclosure of non-cash activities:
    Issuance of debt in exchange for cancellation of lease             500         --         --

                    See accompanying Notes to Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING POLICIES
------------------------------------------------------------

SafeGuard Health Enterprises, Inc., a Delaware corporation (the "Company"), provides managed care dental benefit plans, preferred provider ("PPO")/indemnity dental insurance plans, and other related products. The Company's operations are primarily in California, Texas and Florida, but it also operates in several other states. The Company conducts its operations through several subsidiaries, one of which is an insurance company that is licensed in several states, and several of which are licensed as managed care dental plans in the states in which they operate. The Company provides dental benefits to approximately 750,000 individuals through a managed care network of contracted dentists and a preferred provider organization of contracted dentists. The Company was founded as a not-for-profit entity in California in 1974, and was converted to a for-profit entity in 1982.

The Company incurred significant net losses in each of the three years ended December 31, 2000. During 2000, management took certain actions to improve the Company's operating results and financial position. In March 2000, the Company obtained $8.0 million of financing, and entered into a transaction under which substantially all of the Company's debt was converted into equity, as discussed in Notes 7 and 14, which will substantially reduce the Company's interest expense. During the first quarter of 2000, the Company consolidated all of its administrative activities into its National Service Center in California, which resulted in a significant reduction in the number of employees at the Company and the amount of office space used by the Company. Also during the first quarter of 2000, the Company reduced its health care services expense by eliminating non-standard payments to certain dental service providers. These actions, along with reductions in various other selling, general and administrative expenses, have had a significant positive impact on the Company's results of operations and financial position, beginning in the second quarter of 2000. Management intends to further improve the Company's results of operations by increasing revenue through improved customer service and customer retention programs, decreasing health care services expense by expanding its provider networks, and making further reductions in various selling, general and administrative expenses. The Company believes these actions and its improved financial position will provide adequate financial resources to support its operations for the foreseeable future.

BASIS  OF  PRESENTATION

The consolidated financial statements include all the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

BUSINESS  SEGMENT  INFORMATION

Management measures operating results on a geographic basis and, therefore, views certain geographic areas as separate operating segments. The Company provides essentially the same services in all of the geographic areas in which it operates. For financial reporting purposes, all the Company's operating segments are aggregated into one reporting segment, which provides dental benefit plans to employers, individuals and other purchasers.

CASH  AND  CASH  EQUIVALENTS

Investments with an original maturity of three months or less are included in cash equivalents.

RESTRICTED  DEPOSITS  AND  MINIMUM  NET  WORTH  REQUIREMENTS

Several of the Company's subsidiaries are subject to state regulations that require them to maintain restricted deposits in the form of cash or investments. The Company had total restricted deposits of $2.7 million as of December 31, 2000 and 1999. In addition, some of those subsidiaries are required to maintain minimum amounts of tangible net worth. A substantial portion of the Company's cash and investments as of December 31, 2000 were required to meet those minimum net worth requirements.

INVESTMENTS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has determined that all of its investments are properly classified as "available-for-sale." Investments classified as available-for-sale are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of applicable income taxes, are reported in a separate caption of stockholders' equity.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The accompanying consolidated balance sheets include the following financial instruments as of December 31, 2000: cash and cash equivalents, investments, accounts receivable, notes receivable, accounts payable, accrued expenses, short-term and long-term debt, and other long-term liabilities. All of these financial instruments, except for notes receivable, long-term debt, and other long-term liabilities, are current assets or current liabilities. The current assets are expected to be realized, and the current liabilities, except for those subject to conversion to equity (see Note 14) are expected to be paid, within a short period of time. Therefore, the carrying amount of these financial instruments approximates fair value. Notes receivable, which are long-term, have been written down to the Company's estimate of their net realizable value, which approximates fair value. Long-term debt and other long-term liabilities are stated at the present value of the expected future payments, which approximates fair value.

PROPERTY  AND  EQUIPMENT

Property and equipment is recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets as follows: leasehold improvements - the length of the related lease, which ranges from 5 to 10 years; furniture, fixtures and other equipment - 3 to 7 years. The cost of maintenance and repairs is expensed as incurred, while significant improvements that extend the estimated useful life of an asset are capitalized. Upon the sale or other retirement of assets, the cost of any such assets and the related accumulated depreciation are removed from the books and any resulting gain or loss is recognized.

INTANGIBLE  ASSETS

Intangible assets at December 31, 2000 consist of goodwill and a non-competition agreement related to the acquisition of a managed care dental company in 1996. Goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired, and is being amortized on a straight-line basis over 40 years. The Company's accounting policy is to amortize intangible assets over their estimated useful lives. The Company estimates that its goodwill has a useful life of 40 years from the date of acquisition of the related entity. See Note 5 for the Company's policy for assessing recoverability of goodwill and a discussion of a charge to earnings during 1999 for impairment of goodwill.

LONG-LIVED  ASSETS

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,"long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. See Note 5 for a discussion of impairment charges with respect to certain long-lived assets.

RECOGNITION  OF  PREMIUM  REVENUE  AND  HEALTH  CARE  SERVICES  EXPENSE

Premium revenue is recognized in the period during which dental coverage is provided to the covered individuals. Payments received from customers in advance of the related period of coverage are reflected on the accompanying balance sheet as deferred revenue. Health care services expense is recognized in the period in which the services are delivered. The estimated liability for claims incurred but not reported is based primarily on the average historical lag time between the date of service and the date the related claim is submitted to the Company, as well as the recent trend in the aggregate amount of incurred claims per covered individual. Since the liability for incurred but not reported claims is necessarily an actuarial estimate, the amount of claims eventually submitted for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are included in the consolidated statement of operations for the period in which the differences are identified.

STOCK-BASED  COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," provides a choice of two different methods of accounting for stock options granted to employees. SFAS No. 123 encourages, but does not require, entities to recognize compensation expense equal to the fair value of employee stock options granted. Under this method of accounting, the fair value of a stock option is measured at the grant date, and compensation expense is recognized over the period in which the stock option becomes exercisable. Alternatively, an entity may choose to use the accounting method described in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no compensation expense is generally recognized as long as the exercise price of each stock option is at least equal to the market price of the underlying stock at the time of the grant. If an entity chooses to use the accounting method described in APB No. 25, SFAS No. 123 requires that the pro forma effect of using the fair value method of accounting on its net income be disclosed in a note to the financial statements. The Company has chosen to use the accounting method described in APB No. 25.

INCOME  TAXES

The Company's accounting for income taxes is in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that are recognized in the Company's financial statements in different periods than those in which the events are recognized in the Company's tax returns. The measurement of deferred tax liabilities and assets is based on current tax laws as of the balance sheet date. The Company records a valuation allowance related to deferred tax assets in the event that available evidence indicates that the future tax benefits related to the deferred tax assets may not be realized. A valuation allowance is required when it is more likely than not that the deferred tax assets will not be realized.

USE  OF  ESTIMATES  IN  FINANCIAL  STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

INCOME  (LOSS)  PER  SHARE

Income (loss) per share is presented in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share is based on the weighted average common shares outstanding, excluding the effect of any potentially dilutive securities. Diluted earnings (loss) per share is based on the weighted average common shares outstanding, including the effect of all potentially dilutive securities. During the three years ended December 31, 2000, the potentially dilutive securities of the Company that were outstanding consisted entirely of stock options and warrants. Due to net losses incurred in the three years ended December 31, 2000, the outstanding stock options and warrants would have an anti-dilutive effect on diluted loss per share in each year. Accordingly, stock options and warrants are excluded from the calculation of diluted loss per share for each of these years. Therefore, the Company's diluted loss per share is the same as its basic loss per share for the three years ended December 31, 2000.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" in June 1999, and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" in June 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended, requires derivatives to be reported on the balance sheet at fair value, and was adopted effective on January 1, 2001. The adoption of SFAS 133, as amended, had no significant effect on the Company's financial statements.

In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB 101 was effective for the Company beginning in the fourth quarter of the year ending December 31, 2000. The adoption of SAB 101 had no significant effect on the Company's financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 is effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses certain issues related to the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of FIN 44 had no significant effect on the Company's financial statements.

RECLASSIFICATION

Certain amounts in the financial statements for prior years have been reclassified to conform to the current year presentation.

NOTE  2.  DISCONTINUED  OPERATIONS
----------------------------------

SALE  OF  DISCONTINUED  OPERATIONS

In February 1998 the Company announced the discontinuance of its orthodontic practices. In April 1998 the Company sold all of its orthodontic practices in a single transaction for consideration consisting of $15.0 million of 30-year promissory notes, which were secured by all the assets of the purchasers, including the assets sold in the transaction. The assets of the orthodontic practices sold consisted primarily of accounts receivable, supply inventory, leasehold improvements and dental equipment.

The operating results of the discontinued orthodontic practices are included in the accompanying consolidated statement of operations under the caption "Loss from operations to be disposed of." Net revenue of the discontinued operations, which is reflected under the caption "Loss from operations to be disposed of," was $1.9 million during the year ended December 31, 1998.

ACCOUNTING  TREATMENT  OF  CERTAIN  SALE  TRANSACTIONS

In 1996 the Company announced the discontinuance of its general dental practices, all of which were sold in 1996 and 1997. A number of the general dental practices sold in 1997 were sold to a single purchaser (the "Purchaser") in exchange for $8.0 million of long-term promissory notes. In April 1998 the Company also sold all of its orthodontic practices to the Purchaser in exchange for $15.0 million of long-term promissory notes. During 1997 and 1998, other entities that purchased four other general dental practices from the Company conveyed those practices to the Purchaser in exchange for the assumption of the related promissory notes payable to the Company. At the time of the conveyances of these practices to the Purchaser, the related promissory notes had an aggregate outstanding principal balance of $1.9 million. During 1997 and 1998, the Company loaned a total of $1.6 million to the Purchaser, which was used for working capital purposes by the Purchaser.

Because management concluded that the Purchaser would not be able to repay the promissory notes from sources other than the operations of the purchased practices, the Company did not treat the transactions with the Purchaser as sales for accounting purposes. Accordingly, the related promissory notes and the working capital loans have not been reflected in the Company's financial statements. Instead, the historical cost of the net assets of the related general dental and orthodontic practices, less the interest payments received from the Purchaser, has been reflected on the Company's balance sheet under the caption "Assets of discontinued operations transferred under contractual arrangements," which was stated at estimated realizable value. The Company's financial statements do not reflect any gains on these sale transactions, and do not reflect any interest income on the related promissory notes. In addition, the carrying values of the promissory notes related to the four general dental practices that were transferred to the Purchaser in 1997 and 1998 were reduced to the historical cost of the net assets of the related practices. These reductions are included in the accompanying statement of operations under the caption "Loss from operations to be disposed of." These assets have also been reflected on the Company's balance sheet under the caption "Assets of discontinued operations transferred under contractual arrangements." The working capital loans were treated as expenses at the time the loans were made, which are included the accompanying statement of operations under the caption "Loss from operations to be disposed of." In the opinion of management, this accounting treatment appropriately reflects the economic substance of the transactions, as distinct from the legal form of the transactions. The Company recorded impairment charges with respect to the "Assets of discontinued operations transferred under contractual arrangements" in both 2000 and 1999 (see Note 5).

SALE  OF  DISCONTINUED  OPERATIONS  TO  NEW  PURCHASER

In October 2000, the Company completed a transaction with the Purchaser and another third party (the "New Purchaser"), in which the assets reflected on the Company's balance sheet under the caption "Assets of discontinued operations transferred under contractual arrangements" were sold. In this transaction, the Purchaser transferred its interest in the dental and orthodontic practices to the New Purchaser, the New Purchaser paid $2.4 million to the Company and placed an additional $1.5 million in an escrow account for the benefit of the Company, and the Company agreed to pay certain obligations related to these practices. These obligations consisted primarily of payroll, dental office lease obligations, patient refunds, and the obligation to complete the orthodontic treatments for managed care patients who previously paid for the treatments in full. These obligations either had to be paid in order to complete the transaction, or were obligations for which the Company may be contingently liable in any event. The amount of the escrow account that may be realized by the Company, and the ultimate cost of the obligations assumed by the Company, are subject to uncertainties. Based on the Company's estimates of the outcome of these uncertainties, the Company estimates that it will realize no net proceeds from this transaction, after satisfaction of all the obligations assumed from the Purchaser. However, the Company believes that by completing this transaction, it may avoid being responsible for a significant amount of contingent lease obligations related to the dental and orthodontic practices sold to the New Purchaser, which are described in Note 10. This transaction resulted in a $2.5 million charge to earnings during 2000 to reduce the carrying value of "Assets of discontinued operations transferred under contractual arrangements" to their estimated realizable value. See Note 5 for a discussion of impairment charges that were recognized in 2000 and 1999 in connection with this transaction.

NOTE  3.  INVESTMENTS
---------------------

Gross realized gains on sales of investments were $19,000, $2,051,000, and $815,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Gross realized losses on sales of investments were $1,000, $851,000, and $1,225,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The historical cost of specific securities sold is used to compute the gain or loss on the sale of investments. At December 31, 2000, the Company had net unrealized gains of $119,000, which is included in stockholders' equity under the caption "Accumulated other comprehensive income (loss)."


The Company's investments as of December 31, 2000 are summarized below (in thousands).

                                        COST/                                ESTIMATED
                                      AMORTIZED   UNREALIZED    UNREALIZED     FAIR
                                        COST         GAINS        LOSSES       VALUE
                                     -----------  -----------  ------------  ---------
 Classified as available-for-sale:
  U.S. government and its agencies   $    14,472  $        80  $        (1)  $  14,551
  State and municipal obligations            996           41           --       1,037
  Other marketable securities              2,434           --           (1)      2,433
                                     -----------  -----------  ------------  ---------

     Total available-for-sale        $    17,902  $       121  $        (2)  $  18,021
                                     ===========  ===========  ============  =========


The maturity dates of the Company's investments as of December 31, 2000, are summarized below (in thousands):

                                                                  COST/      ESTIMATED
                                                                AMORTIZED       FAIR
                                                                  COST         VALUE
                                                               ------------  ----------
Classified as available-for-sale:
  Due in 2001                                                  $    13,683  $    13,719
  Due in 2002 through 2005                                           3,277        3,305
  Due in 2006 through 2010                                             844          886
  Due after 2010                                                        98          111
                                                               -----------  -----------

     Total available-for-sale                                  $    17,902  $    18,021
                                                               ===========  ===========


The  Company's  investments  as  of  December  31, 1999 are summarized below (in thousands).
                                        COST/                                 ESTIMATED
                                      AMORTIZED   UNREALIZED    UNREALIZED      FAIR
                                        COST         GAINS        LOSSES        VALUE
                                     -----------  -----------  ------------  ----------
Classified as available-for-sale:
  U.S. government and its agencies   $     5,489  $        --  $       (31)  $   5,458
  State and municipal obligations            989           12           --       1,001
  Other marketable securities                510            1           --         511
                                     -----------  -----------  ------------  ----------

    Total available-for-sale         $     6,988  $        13  $       (31)  $   6,970
                                     ===========  ===========  ============  ==========

NOTE  4.  PROPERTY  AND  EQUIPMENT
----------------------------------

The  Company's  property and equipment consists of the following (in thousands):

                                                              DECEMBER  31,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
  Buildings and improvements                               $    --   $   165
  Leasehold improvements                                       811       860
  Furniture, fixtures and other equipment                   10,082    10,000
                                                           --------  --------
     Total, at cost                                         10,893    11,025
  Less - accumulated depreciation and amortization          (8,050)   (6,209)
                                                           --------  --------

  Total, net of accumulated depreciation and amortization  $ 2,843   $ 4,816
                                                           ========  ========

NOTE  5.  IMPAIRMENT  OF  ASSETS
--------------------------------

ASSETS  OF  DISCONTINUED  OPERATIONS  TRANSFERRED UNDER CONTRACTUAL ARRANGEMENTS

"Assets of discontinued operations transferred under contractual arrangements" consists of the historical cost of the net assets of certain general dental practices and certain orthodontic practices that were sold by the Company in 1998 and 1997 (see Note 2). During 1999, the Company reached an oral agreement with the purchaser of those practices (the "Purchaser") and another third party (the "New Purchaser"), under which the related promissory notes payable to the Company (the "Notes") would be liquidated. Under this agreement, the Purchaser would convey the dental and orthodontic practices that comprised the collateral for the Notes to the New Purchaser, in exchange for proceeds that would be paid to the Company in satisfaction of the Notes. Based on this oral agreement, the Company recorded a $4.4 million charge to earnings (net of income tax benefit of $2.1 million) during 1999 to reduce the carrying value of "Assets of discontinued operations transferred under contractual arrangements" to their estimated realizable value. This charge is reflected on the Company's statement of operations under the caption "Loss from assets transferred under contractual arrangements."

In March 2000 the Company entered into a definitive agreement with respect to the transaction described above. In September 2000, the Company entered into a restructured agreement with respect to this transaction, which superseded the previous agreement. Based on the terms of the restructured agreement, the Company recorded a $2.5 million charge to earnings during 2000 to reduce the carrying value of "Assets of discontinued operations transferred under contractual arrangements" to their revised estimated realizable value. This charge is reflected on the Company's statement of operations under the caption "Loss from assets transferred under contractual arrangements."

Notes  Receivable

The Company's notes receivable consist of several notes issued by the purchasers of a number of general dental practices sold by the Company in 1996 and 1997, and are related to dental practices other than those sold to the Purchaser, as discussed in Note 2. The Company reviews the carrying amount of its notes receivable for possible impairment on an ongoing basis, based on the estimated collectibility of the notes. During 2000, the Company increased the reserve on its notes receivable by recording an impairment loss of $450,000, based on the recent payment history of the notes, its estimate of the ability of the issuers to repay the notes, its estimate of the financial condition of the dental practices that comprise the collateral for the notes, and its estimate of the value of the assets of those practices.

In 1998, in an effort to liquidate assets, the Company made offers to the issuers of these notes receivable to reduce the outstanding principal amount of the notes in exchange for current cash payment in satisfaction of the notes. Accordingly, the Company provided a $1.8 million reserve against its notes receivable as of December 31, 1998, to reflect the impact of its decision to actively pursue liquidation of the notes.

INTANGIBLE  ASSETS

Management reviews for impairment of intangible assets that are used in the Company's operations on a periodic basis in accordance with APB No. 17. Management deems a group of assets to be impaired if estimated discounted future cash flows are less than the carrying amount of the assets. Estimates of future cash flows are based on management's best estimates of anticipated operating results over the remaining useful life of the assets.

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

REAL  ESTATE

During 1998 the Company moved its corporate office from a building owned by the Company in Anaheim, California to leased office space in Aliso Viejo, California. During the first quarter of 1999, the Company received a written offer to purchase the building in Anaheim and other related assets. Based on this offer, the Company recorded an impairment loss of $569,000 in 1998 to reduce the carrying value of the building to the estimated net proceeds from the expected sale, which were $3.6 million. This accounting treatment is in accordance with SFAS No. 121, "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." In May 1999, the Company sold the building for $3.5 million, including $3.0 million in cash and a promissory note for $500,000, which was paid in full in 2000.

NOTE  6.  CLAIMS  PAYABLE  AND  CLAIMS  INCURRED  BUT  NOT  REPORTED
--------------------------------------------------------------------

The Company is responsible for paying claims submitted by dentists for services provided to patients who have purchased dental coverage from the Company. Claims payable are claims submitted by the dentists but not yet paid by the Company. Claims incurred but not reported is an estimate of the claims for services delivered prior to the balance sheet date, but which have not yet been submitted to the Company as of the balance sheet date. The estimate of claims incurred but not reported is based primarily on the average historical lag time between the date of service and the date the related claim is submitted to the Company, as well as the recent trend in the aggregate amount of incurred claims per covered individual. Since the liability for incurred but not reported claims is necessarily an actuarial estimate, the amount of claims eventually submitted for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are included in the consolidated statement of operations for the period in which the differences are identified.

PPO/indemnity claims are related to services delivered to individuals covered by the Company's indemnity insurance plans, some of which contain a preferred provider organization ("PPO") feature. Specialist referral claims are related to specialist services delivered to individuals covered by the Company's managed care plans. Supplemental claims are related to primary care dental services delivered to individuals covered by the Company's managed care plans. A summary of the activity in the liability for each type of claim is shown below (in thousands). The activity in the liability for supplemental payments is not shown for 1998 because it was not material in that year.

                                   PPO/       SPECIALIST
                                 INDEMNITY     REFERRAL     SUPPLEMENTAL
                                  CLAIMS        CLAIMS        PAYMENTS       TOTAL
                                -----------  ------------  --------------  ---------
Balance at January 1, 1998      $    2,150   $     1,481                   $  3,631

Incurred claims related to:
  Current year - 1998               16,909         7,251                     24,160
  Prior years                          794          (338)                       456
Paid claims related to:
  Current year - 1998              (14,636)       (5,966)                   (20,602)
  Prior years                       (2,944)       (1,143)                    (4,087)
                                -----------  ------------  --------------  ---------

Balance at December 31, 1998    $    2,273   $     1,285                   $  3,558
                                ===========  ============  ==============  =========

Balance at January 1, 1999      $    2,273   $     1,285   $         400   $  3,958

Incurred claims related to:
  Current year - 1999               18,722         8,292           6,730     33,744
  Prior years                          186          (517)             42       (289)
Paid claims related to:
  Current year - 1999              (14,497)       (6,932)         (5,879)   (27,308)
  Prior years                       (2,459)         (767)           (442)    (3,668)
                                -----------  ------------  --------------  ---------

Balance at December 31, 1999         4,225         1,361             851      6,437

Incurred claims related to:
  Current year - 2000               24,747         6,971           4,634     36,352
  Prior years                          226          (351)           (122)      (247)
Paid claims related to:
  Current year - 2000              (19,528)       (5,942)         (4,006)   (29,476)
  Prior years                       (4,451)       (1,010)           (729)    (6,190)
                                -----------  ------------  --------------  ---------

Balance at December 31, 2000    $    5,219   $     1,029   $         628   $  6,876
                                ===========  ============  ==============  =========

The liability for claims payable and claims incurred but not reported is adjusted each year to reflect any differences between claims actually paid and previous estimates of the liability. During each of the years ended December 31, 2000, 1999, and 1998, the aggregate adjustments to the liability to reflect these differences, which are reflected in the above table, were not material.

NOTE  7.  NOTES  PAYABLE  AND  LONG-TERM  DEBT
----------------------------------------------

Notes  payable  and  long-term  debt  consisted of the following (in thousands):

                                DECEMBER  31,
                             -------------------
                               2000       1999
                             ---------  --------
  Investor senior loan       $  8,000   $    --
  Revolving credit facility     7,045     7,045
  Senior notes payable         32,500    32,500
  Other                           500       255
                             ---------  --------
     Total debt                48,045    39,800
  Less - current portion      (47,795)     (255)
                             ---------  --------

     Long-term debt          $    250   $39,545
                             =========  ========

On March 1, 2000, the Company entered into a recapitalization transaction with an investor group (the "Investors"), the revolving credit facility lender (the "Bank"), and the holder of the senior notes payable (the "Senior Note Holder"). In this transaction, the Investors loaned $8.0 million to the Company in the form of an investor senior loan, which was due April 30, 2001, and had an interest rate of 10% annually. The Investors, the Bank, and the Senior Note Holder agreed to convert the $8.0 million investor senior loan, the outstanding balance of $7.0 million under the revolving credit facility, and the $32.5 million of senior notes payable to convertible preferred stock, subject to regulatory and stockholder approval. This conversion to convertible preferred stock was completed as of January 31, 2001, as discussed in Note 14.

In connection with the recapitalization transaction, both the Bank and the Senior Note Holder agreed not to demand or accept any payment of principal or interest under their respective credit agreements, and not to take any enforcement actions of any kind under those agreements until April 30, 2001. As of December 31, 2000, the Company was subject to various financial covenant requirements under the credit agreements with the Bank and the Senior Note Holder. The Company was not in compliance with those requirements as of December 31, 2000. Accordingly, these outstanding balances are reflected as short-term debt on the Company's balance sheet as of December 31, 2000.

In 1999, in connection with a transaction in which the Company restructured its credit agreement with the Senior Note Holder, the Company issued warrants to purchase 382,000 shares of its common stock for $4.51 per share to the Senior Note Holder. The warrants were exercisable at any time from January 1, 2000 to December 31, 2003. The Company estimated that the fair value of these warrants was $320,000, based on an option-pricing model. Accordingly, this amount was charged to interest expense and credited to stockholders' equity during 1999. In connection with the recapitalization transaction, the Senior Note Holder agreed to cancel the warrants upon conversion of the Company's outstanding debt into convertible preferred stock. The warrants were cancelled as of January 31, 2001, in connection with the conversion of the Senior Notes Payable to convertible preferred stock (see Note 14).

In 1998, the Company entered into an $8.0 million revolving credit facility with the Bank, under which $7.0 million was outstanding at December 31, 2000. The interest rate on the outstanding balance as of December 31, 2000, was equal to the bank's prime rate plus 3.0 % (12.5% at December 31, 2000). The loan is secured by all assets of the Company, including investments, accounts receivable, notes receivable, property and equipment, and intangible assets, and a negative pledge on the stock of all the Company's subsidiaries. The outstanding balance under the credit facility was converted to convertible preferred stock as of January 31, 2001, as discussed in Note 14.

In 1997, the Company issued $32.5 million of unsecured senior notes payable to the Senior Note Holder. The senior notes are payable in annual installments of $6.5 million on each September 30, beginning in 2001, with a final maturity date of September 30, 2005. The interest rate on the notes was fixed at 8.91% at December 31, 2000. The senior notes payable were converted to convertible preferred stock as of January 31, 2001, as discussed in Note 14.

Annual maturities of debt are as follows, as of December 31, 2000 (in thousands):

     2001                      $     47,795
     2002                               250
                               ------------

                Total debt     $     48,045
                               ============

NOTE  8.  OTHER  LONG-TERM  LIABILITIES
---------------------------------------

Other long-term liabilities consist of accrued lease obligations related to equipment that is no longer used by the Company, accrued rent expense related to an office lease with monthly payments that increase over the term of the lease, deferred compensation payments to a former employee of an entity acquired by the Company in 1996, security deposits collected in connection with subleases, and an accrued consulting obligation related to an entity acquired by the Company in 1997.

Annual maturities of other long-term liabilities are as follows, as of December 31, 2000 (in thousands):

     2001                                          $        --
     2002                                                  457
     2003                                                  133
     2004                                                  192
     2005  and  thereafter                                 297
                                                   -----------

          Total  other  long-term  liabilities     $     1,079
                                                   ===========

NOTE  9.  INCOME  TAXES
-----------------------

The Company's federal and state income tax expense (benefit) is as follows (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                 2000     1999      1998
                                                              --------  --------  --------

  Income tax expense (benefit) from continuing operations:
    Currently payable - Federal                               $     --  $   648   $   (31)
                        State                                       --      358        11
  Deferred - Federal                                                --    6,613    (2,667)
             State                                                  --    3,315      (719)
                                                              --------  --------  --------
    Income tax expense (benefit) from continuing operations         --   10,934    (3,406)
  Income tax expense (benefit) from discontinued operations         --   (2,087)   (1,554)
                                                              --------  --------  --------

  Total income tax expense (benefit)                          $     --  $ 8,847   $(4,960)
                                                              ========  ========  ========

A reconciliation of the expected federal income tax expense (benefit) based on the statutory rate to the actual income tax expense (benefit) on the loss from continuing operations is as follows (in thousands):

                                            YEARS  ENDED  DECEMBER  31,
                              --------------------------------------------------------
                                     2000               1999               1998
                              -----------------  ------------------  -----------------
                               AMOUNT      %      AMOUNT       %      AMOUNT      %
                              --------  -------  ---------  -------  --------  -------

Expected federal income tax
  expense (benefit)           $(2,194)  (34.0)%  $(12,491)  (34.0)%  $(3,820)  (35.0)%
State income tax expense
(benefit), net of effect
on federal income tax              --       --      1,903      5.2      (497)    (4.5)
Tax-exempt interest income        (13)    (0.2)       (17)    (0.1)      (19)    (0.2)
Goodwill amortization
  and impairments                  42      0.7      8,190     22.3       254      2.3
Transaction loss                   --       --         --       --       670      6.1
Other items                        59      0.9        468      1.3         6      0.1
Change in valuation
  allowance                     2,106     32.6     12,881     35.1        --       --
                              --------  -------  ---------  -------  --------  -------
  Actual income tax
  expense (benefit)           $    --       --%  $ 10,934     29.8%  $(3,406)  (31.2)%
                              ========  =======  =========  =======  ========  =======

Deferred tax assets (liabilities) are related to the following items (in thousands):

                                                   DECEMBER  31,
                                                --------------------
                                                  2000       1999
                                                ---------  ---------

Current deferred tax assets (liabilities):
  Accrued expenses                              $  1,965   $    429
  Bad debt allowance                                 378      1,038
  State income taxes                                (958)       (18)
  Prepaid expenses                                  (211)      (188)
  Other                                                2        279
                                                ---------  ---------
    Total current deferred tax assets              1,176      1,540
  Valuation allowance                             (1,176)    (1,540)
                                                ---------  ---------

      Net current deferred tax assets           $     --   $     --
                                                =========  =========

Long-term deferred tax assets (liabilities):
  Net operating loss carry-forward              $ 13,651   $  4,994
  Depreciation and amortization                    3,384      2,373
  Bad debt reserves on notes receivable            1,263      1,645
  Gain on sale of dental offices                    (898)     6,696
  Other                                               40         18
                                                ---------  ---------
    Total long-term deferred tax assets           17,440     15,726
  Valuation allowance                            (17,440)   (15,726)
                                                ---------  ---------

    Net long-term deferred tax assets           $     --   $     --
                                                =========  =========

During each of the years ended December 31, 2000 and 1999, the Company recorded a charge to earnings to increase the valuation allowance against its net deferred tax assets. As of December 31, 2000 and 1999, the valuation allowances were equal to the total amounts of net deferred tax assets, which were $18.6 million and $17.3 million as of December 31, 2000 and 1999, respectively. The Company's deferred tax assets have been fully reserved due to uncertainty about whether they will be realized in the future, primarily due to operating losses incurred by the Company during the three years ended December 31, 2000, and the existence of significant net operating loss carry-forwards. As of December 31, 2000, the Company had net operating loss carry-forwards for federal and state tax purposes of approximately $35.3 million and $18.6 million, which begin to expire in 2018 and 2003, respectively. These net operating loss carry-forwards were significantly reduced as a result of a transaction that occurred as of January 31, 2001, as discussed in Note 14.

NOTE  10.  COMMITMENTS  AND  CONTINGENCIES
------------------------------------------

LEASE  COMMITMENTS

The Company leases several administrative offices and various office equipment under operating leases. Rent expense under these operating leases was $3,986,000, $4,289,000, and $2,306,000 in 2000, 1999, and 1998, respectively.
The Company has subleased certain of its office space to third parties, which office space is subject to lease agreements for which the Company remains contingently liable in the event the sublessees fail to make the lease payments. Future minimum rental payments required under non-cancelable operating leases are as follows, net of payments expected to be received pursuant to subleases (in thousands):

                                      TOTAL      EXPECTED       NET
                                      LEASE      SUBLEASE   CONTINGENT
                                   OBLIGATION    PAYMENTS   OBLIGATION
                                   -----------  ----------  -----------
         2001                      $     3,066  $    (683)  $     2,383
         2002                            2,551       (291)        2,260
         2003                            1,993         --         1,993
         2004                            1,938         --         1,938
         2005                            1,838         --         1,838
         Thereafter                      4,902         --         4,902
                                   -----------  ----------  -----------

           Total minimum payments  $    16,288  $    (974)  $    15,314
                                   ===========  ==========  ===========

LITIGATION

The Company is a defendant in various lawsuits arising in the normal course of business. In the opinion of management, the ultimate outcome of existing litigation will not have a material effect on the Company's financial position or results of operations.

In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. On September 12, 2000, after the plaintiffs had filed a first amended complaint, the Federal District Trial Court dismissed the lawsuit with prejudice, stating that the plaintiffs had failed to state a claim against the Company. On October 6, 2000, the plaintiffs filed an appeal of the dismissal of the lawsuit, and that appeal is currently pending. The Company has directors and officers liability insurance and intends to vigorously contest the appeal. In the opinion of management, the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

CONTINGENT  LEASE  OBLIGATIONS

The Company sold its general dental practices and orthodontic practices in 1996, 1997 and 1998, as discussed in Note 2. The Company also re-sold certain of these practices in October 2000, after the original purchaser of a number of these practices defaulted on its obligations to the Company, as discussed in Note 2. In connection with the sale and re-sale of those practices, all the purchasers of the practices agreed to make the remaining lease payments related to the dental offices used by those practices. However, the Company remains contingently liable for the lease payments in the event the purchasers of those practices fail to make the payments. As of December 31, 2000, the aggregate contingent liability of the Company related to all of these leases was approximately $5.5 million over the terms of the various lease agreements, which expire at various dates through 2007. Management has not been notified of any defaults that would materially affect the Company's financial position. The aggregate contingent lease obligation of $5.5 million excludes $425,000 of estimated lease obligations that have been accrued as of December 31, 2000, due to failures by the entities to make the lease payments under the leases which were assigned by the Company. This estimated lease obligation is included in the accompanying consolidated balance sheet under the caption "Other accrued expenses."

EMPLOYEE  RETIREMENT  PLAN

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code (the "Plan"). Under the Plan, employees are permitted to make contributions to a retirement account through payroll deductions from pre-tax earnings. Employees are fully vested in contributions made from payroll deductions. In addition, the Company may, at its discretion, make additional contributions to the Plan. The Company made no contributions to the Plan during the three years ended December 31, 2000.

PROFESSIONAL  LIABILITY  INSURANCE

The Company maintains professional liability insurance that covers losses on a claims made basis.

NOTE  11.  CAPITAL  STOCK
-------------------------

STOCK  REPURCHASES

As of December 31, 2000, the Company had 3,274,788 shares of treasury stock, which were acquired by the Company for an aggregate of $18.1 million. In December 2000, the board of directors of the Company authorized management to repurchase up to 500,000 additional shares of the Company's outstanding common stock.

STOCK  OPTION  PLAN

The Company has a stock option plan (the "Plan") that authorizes the granting of both incentive and non-qualified stock options to purchase an aggregate of 3,000,000 shares of common stock. Either incentive or non-qualified stock options may be granted to executive officers and other employees of the Company. Only non-qualified stock options may be granted to non-employee directors of the Company. Under the Plan, the exercise price of any stock option granted must be at least equal to the market value of the Company's common stock on the date the option is granted. The Plan is administered by the Compensation and Stock Option Committee of the board of directors of the Company.

The  following  is  a  summary  of  activity  in  stock  options:

                                                             YEARS  ENDED  DECEMBER  31,
                                                          ---------------------------------
                                                             2000        1999       1998
                                                          -----------  ---------  ---------
  Outstanding at beginning of year                           755,300    769,800    638,017
  Stock options granted                                    2,080,000     55,000    184,000
  Stock options exercised                                         --         --         --
  Stock options canceled                                    (619,000)   (69,500)   (52,217)
                                                          -----------  ---------  ---------

  Outstanding at end of year                               2,216,300    755,300    769,800
                                                          ===========  =========  =========

  Exercisable at end of year                                 105,966    551,000    455,066

  Weighted average exercise price of options granted      $     1.00   $   3.72   $   9.11
  Weighted average exercise price of options exercised            --         --         --
  Weighted average exercise price of options canceled           9.96      12.70      12.45
  Weighted average exercise price of options outstanding        1.53       9.88      10.58
  Weighted average exercise price of options exercisable       10.39      10.39      10.10

The following is a summary of stock options outstanding as of December 31, 2000:

                    TOTAL  STOCK  OPTIONS  OUTSTANDING     STOCK  OPTIONS  EXERCISABLE
               ------------------------------------------  ---------------------------
  RANGE OF                   WEIGHTED       WEIGHTED                      WEIGHTED
  EXERCISE      NUMBER       AVERAGE         AVERAGE        NUMBER        AVERAGE
   PRICES      OF SHARES  REMAINING LIFE  EXERCISE PRICE   OF SHARES   EXERCISE PRICE
-------------  ---------  --------------  ---------------  ----------  ---------------
$    1.00      2,065,000      9.26 years  $          1.00          --  $            --
 3.44 - 3.75      55,000      8.83 years             3.72      18,333             3.72
 9.00 - 11.88     73,900      5.12 years            10.27      65,233            10.42
    15.75         22,400      5.22 years            15.75      22,400            15.75
               ---------                                   ----------

   Total       2,216,300      9.07 years  $          1.53     105,966   $        10.39
               =========                                   ==========

The weighted average fair value of stock options granted was $0.76, $2.73, and $5.93 per share during the years ended December 31, 2000, 1999, and 1998, respectively. In accordance with SFAS No. 123, the following table shows the pro forma effect of using the fair value method of accounting for stock options granted to employees (in thousands, except per share amounts):

                                YEARS  ENDED  DECEMBER  31,
                               ------------------------------
                                 2000      1999       1998
                               --------  ---------  ---------
  Net loss, as reported        $(8,952)  $(52,036)  $ (9,938)
  Pro forma net loss            (9,733)   (52,360)   (10,325)

  Loss per share, as reported    (1.89)    (10.96)     (2.09)
  Pro forma loss per share       (2.05)    (11.03)     (2.18)

SFAS No. 123 requires a publicly-traded entity to estimate the fair value of stock-based compensation by using an option-pricing model that takes into account certain facts and assumptions. The facts and assumptions that must be taken into account are the exercise price, the expected life of the option, the current stock price, the expected volatility of the stock price, the expected dividends on the stock, and the risk-free interest rate. The option-pricing models commonly used were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the stock options granted by the Company. The Company estimated the fair value of each stock option as of the date of grant by using the Black-Scholes option-pricing model. The facts and assumptions used to determine the fair value of stock options granted were an average expected life of four years, expected volatility of 184% in 2000, 97% in 1999, and 50% in 1998, no expected dividends, and a risk-free interest rate of approximately 6%. The assumptions regarding the expected life of the options and the expected volatility of the stock price are subjective, and these assumptions greatly affect the estimated fair value amounts.

NOTE  12.  INVESTMENT  AND  OTHER  INCOME
-----------------------------------------

Investment  and  other  income  consists  of  the  following  (in  thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                      -----------------------
                                                       2000    1999     1998
                                                      ------  -------  ------
  Net realized gains (losses) on sale of investments  $   18  $1,200   $(410)
  Interest income                                      1,330     932     268
  Other, net                                              83     (65)    766
                                                      ------  -------  ------

     Total investment and other income                $1,431  $2,067   $ 624
                                                      ======  =======  ======

Note 3.  UNAUDITED  SELECTED  QUARTERLY  INFORMATION
----------------------------------------------------

QUARTERLY  RESULTS  OF  OPERATIONS

Unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 are shown below (in thousands, except per share data). The unaudited quarterly results should be read in conjunction with the accompanying audited financial statements.

                                                        YEAR  ENDED  DECEMBER  31,  2000
                                                   ------------------------------------------
                                                     FIRST     SECOND      THIRD     FOURTH
                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                   ---------  ---------  ---------  ---------
  Premium revenue, net                             $ 24,463   $ 24,173   $ 24,639   $ 23,976
  Health care services expense                       17,505     17,464     17,318     15,302
  Selling, general and administrative expense         8,646      7,365      7,690      8,481
  Loss on impairment of assets                           --         --         --        450
                                                   ---------  ---------  ---------  ---------

  Operating income (loss)                            (1,688)      (656)      (369)      (257)

  Investment and other income                           259        378        478        316
  Interest expense on debt that became subject
  to conversion to equity in 2000                    (1,015)    (1,202)    (1,287)    (1,297)
  Other interest expense                                (17)       (18)       (53)       (24)
                                                   ---------  ---------  ---------  ---------
  Income (loss) before income taxes and
    discontinued operations                          (2,461)    (1,498)    (1,231)    (1,262)
  Income tax expense                                     --         --         --         --
                                                   ---------  ---------  ---------  ---------

  Income (loss) before discontinued operations       (2,461)    (1,498)    (1,231)    (1,262)
  Discontinued operations:
    Loss from assets transferred under
      contractual arrangements                           --         --     (1,750)      (750)
                                                   ---------  ---------  ---------  ---------

    Net income (loss)                              $ (2,461)  $ (1,498)  $ (2,981)  $ (2,012)
                                                   =========  =========  =========  =========

  Basic and diluted net income (loss) per share:
    Income (loss) from continuing operations       $  (0.52)  $  (0.32)  $  (0.26)  $  (0.26)
    Income (loss) from discontinued operations           --         --      (0.37)     (0.16)
                                                   ---------  ---------  ---------  ---------

    Net income (loss)                              $  (0.52)  $  (0.32)  $  (0.63)  $  (0.42)
                                                   =========  =========  =========  =========

  Weighted average basic and
    diluted shares outstanding                        4,747      4,747      4,747      4,747


                                                        YEAR  ENDED  DECEMBER  31,  1999
                                                   ------------------------------------------
                                                     FIRST     SECOND      THIRD     FOURTH
                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                   ---------  ---------  ---------  ---------

  Premium revenue, net                             $ 23,863   $ 23,989   $ 24,065   $ 24,308
  Health care services expense                       16,789     17,015     17,402     17,591
  Selling, general and administrative expense         8,840      9,035      9,816      8,112
  Loss on impairment of assets                           --         --     24,576         --
                                                   ---------  ---------  ---------  ---------

  Operating income (loss)                            (1,766)    (2,061)   (27,729)    (1,395)

  Investment and other income                         1,503        437       (147)       274
  Interest expense on debt that became subject
    to conversion to equity in 2000                    (865)    (1,058)    (2,759)      (928)
  Other interest expense                                (82)       (44)       (42)       (77)
                                                   ---------  ---------  ---------  ---------
  Income (loss) before income taxes and
    discontinued operations                          (1,210)    (2,726)   (30,677)    (2,126)
  Income tax expense (benefit)                         (350)      (940)    12,224         --
                                                   ---------  ---------  ---------  ---------

  Income (loss) before discontinued operations         (860)    (1,786)   (42,901)    (2,126)
  Discontinued operations:
    Loss from assets transferred under
      contractual arrangements                           --     (3,264)    (1,099)        --
                                                   ---------  ---------  ---------  ---------

    Net income (loss)                              $   (860)  $ (5,050)  $(44,000)  $ (2,126)
                                                   =========  =========  =========  =========

  Basic and diluted net income (loss) per share:
    Income (loss) from continuing operations       $  (0.18)  $  (0.38)  $  (9.04)  $  (0.45)
    Income (loss) from discontinued operations           --      (0.69)     (0.23)        --
                                                   ---------  ---------  ---------  ---------

    Net income (loss)                              $  (0.18)  $  (1.07)  $  (9.27)  $  (0.45)
                                                   =========  =========  =========  =========

  Weighted average basic and
    diluted shares outstanding                        4,747      4,747      4,747      4,747

NOTE  14.  SUBSEQUENT  EVENT
----------------------------

Effective as of January 31, 2001, the Company completed the conversion of the investor senior loan ($8.0 million), the outstanding balance under the revolving credit facility ($7.0 million), the senior notes payable ($32.5 million), and the accrued interest on the revolving credit facility and the senior notes payable ($5.0 million as of December 31, 2000) into 300,000 shares of convertible preferred stock (see Note 7). The estimated value of the convertible preferred stock was $137.50 per share as of January 31, 2001, which is based on the closing price of the Company's common stock on January 31, 2001, which was $1.375 per share, and the fact that each share of convertible preferred stock is convertible into 100 shares of common stock. Based on this estimated value, the conversion transaction resulted in a gain of $11.3 million. It is expected that there will be no income tax effect related to this transaction, due to the Company's net operating loss carry-forwards for tax purposes, as discussed in
Note  8.

The accompanying financial statements include an unaudited pro forma balance sheet as of December 31, 2000, which reflects the conversion of debt into convertible preferred stock, as though the conversion had occurred on December 31, 2000, based on the actual gain on the conversion as of January 31, 2001, as described above.

The convertible preferred stock does not accrue dividends of any kind. Each share of convertible preferred stock is convertible into 100 shares of common stock at the option of the holder. The convertible preferred stock entitles the holder to one vote for each share of common stock into which the preferred stock is convertible, with respect to all matters voted on by the common stockholders of the Company, except for the election of directors. The holders of the convertible preferred stock have the right to elect a total of five members of the board of directors, and the holders of the common stock have the right to elect the remaining two directors. The convertible preferred stock has a liquidation preference over the common stock.

As a result of the conversion transaction, the previously existing common stockholders of the Company now own approximately 14% of the common stock interests of the Company. In March 2000, in connection with the conversion transaction, the Company agreed to place a four new directors, who represent the holders of the investor senior loan, the revolving credit facility, and the senior notes payable, on its board of directors. Three of those directors were placed on the board in March 2000, and the fourth director was placed on the board as of January 31, 2001. These new directors constitute a majority of the board of directors, which currently has a total of seven members.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                 BALANCE AT CHARGED TO CHARGED TO              BALANCE AT
                                 BEGINNING  COSTS AND   OTHER                     END
                                  OF YEAR   EXPENSES   ACCOUNTS    WRITE-OFFS   OF YEAR
                                  --------  ---------  ---------  ------------  --------
YEAR ENDED DECEMBER 31, 1998:

Allowance for doubtful accounts:
  Accounts receivable             $  1,061  $   1,733  $      --  $      (851)  $  1,942
  Long-term notes receivable      $  2,205  $     833  $      --  $    (1,018)  $  2,020

YEAR ENDED DECEMBER 31, 1999:

Allowance for doubtful accounts:
  Accounts receivable             $  1,942  $     481  $      --  $    (1,369)  $  1,054
  Long-term notes receivable      $  2,020  $   1,819  $      --  $        --   $  3,839

YEAR ENDED DECEMBER 31, 2000:

Allowance for doubtful accounts:
  Accounts receivable             $  1,054  $     300  $      --  $      (486)  $    868
  Long-term notes receivable      $  3,839  $     450  $      --  $    (1,483)  $  2,806