Form 10-Q
period 2001-03-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 2001-05-14
CIK 727303

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

As of May 1, 2001, the number of shares of registrant's common stock, par value $.01 per share, outstanding was 4,737,498 shares (not including 3,284,788 shares of common stock held in treasury), and the number of shares of registrant's convertible preferred stock, par value $.01 per share, outstanding was 300,000 shares.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
             INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001


                                                                          PAGE
                                                                        --------

PART  I.     FINANCIAL  INFORMATION

   Item  1.   Condensed  Consolidated  Financial  Statements . . . . . . . 1

   Item  2.   Management's Discussion and Analysis of Financial
              Condition and Results  of  Operations . . . . . . . . . . . .8

   Item  3.   Quantitative  and  Qualitative  Disclosures  About
              Market  Risk . . . . . . . . . . . . . . . . . . . . . . . .11

PART  II.     OTHER  INFORMATION

   Item  1.   Legal  Proceedings . . . . . . . . . . . . . . . . . . . . .11

   Item  6.   Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . .12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART  I.     FINANCIAL  INFORMATION
ITEM  1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                SAFEGUARD  HEALTH  ENTERPRISES,  INC.  AND  SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS)
                                                            MARCH 31,     DECEMBER 31,
                                                              2001            2000
                                                           ------------  --------------
                                 ASSETS                    (unaudited)
Current assets:
  Cash and cash equivalents                                $     1,129   $       1,381
  Investments available-for-sale, at fair value                 16,096          15,321
  Accounts receivable, net of allowances                         1,969           2,778
  Other current assets                                           1,476           1,788
                                                           ------------  --------------
    Total current assets                                        20,670          21,268

Property and equipment, net of accumulated depreciation          2,436           2,843
Restricted investments available-for-sale, at fair value         2,692           2,700
Notes receivable, net of allowances                              1,180           1,750
Intangible assets, net of accumulated amortization               4,085           4,154
Other assets                                                       273             380
                                                           ------------  --------------

    Total assets                                           $    31,336   $      33,095
                                                           ============  ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                         $     3,766   $       3,986
  Accrued interest, converted to equity in 2001 (Note 4)            --           4,990
  Other accrued expenses                                         5,850           6,457
  Short-term debt, converted to equity in 2001 (Note 4)             --          47,545
  Other short-term debt                                            242             250
  Claims payable and claims incurred but not reported            6,869           7,554
  Deferred revenue                                               1,516           1,413
                                                           ------------  --------------
    Total current liabilities                                   18,243          72,195

Long-term debt                                                     202             250
Other long-term liabilities                                        985           1,079

Stockholders' equity (deficit):
  Convertible preferred stock                                   41,250              --
  Common stock                                                  21,829          21,829
  Retained earnings (accumulated deficit)                      (33,080)        (44,254)
  Accumulated other comprehensive income                            40             119
  Treasury stock, at cost                                      (18,133)        (18,123)
                                                           ------------  --------------
    Total stockholders' equity (deficit)                        11,906         (40,429)
                                                           ------------  --------------

    Total liabilities and stockholders' equity (deficit)   $    31,336   $      33,095
                                                           ============  ==============

          See accompanying Notes to Consolidated Financial Statements.

                  SAFEGUARD  HEALTH  ENTERPRISES,  INC.  AND  SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        (UNAUDITED)

                                                                          2001      2000
                                                                        --------  --------
Premium revenue, net                                                    $21,643   $24,463

Health care services expense                                             15,187    17,738
Selling, general and administrative expense                               6,534     8,413
                                                                        --------  --------

Operating income (loss)                                                     (78)   (1,688)

Investment and other income                                                 435       259
Interest expense on debt that was converted to equity in 2001 (Note 4)     (402)   (1,015)
Other interest expense                                                      (32)      (17)
                                                                        --------  --------

Income (loss) before income taxes and extraordinary item                    (77)   (2,461)
Income tax expense                                                           --        --
                                                                        --------  --------

Income (loss) before extraordinary item                                     (77)   (2,461)
Extraordinary item:
  Conversion of debt to convertible preferred stock (Note 4)             11,251        --
                                                                        --------  --------

    Net income (loss)                                                   $11,174   $(2,461)
                                                                        ========  ========

Basic and diluted net income (loss) per share:
  Income (loss) before extraordinary item                               $    --   $ (0.52)
  Extraordinary item                                                       0.45        --
                                                                        --------  --------

    Net income (loss)                                                   $  0.45   $ (0.52)
                                                                        ========  ========

Weighted average basic and diluted shares outstanding                    24,738     4,747

          See accompanying Notes to Consolidated Financial Statements.

              SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    2001       2000
                                                                  ---------  --------
Cash flows from operating activities:
  Net income (loss)                                               $ 11,174   $(2,461)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Gain on conversion of debt to convertible preferred stock      (11,251)       --
    Bad debt expense                                                    75        --
    Amortization of deferred loan costs                                 24        25
    Depreciation and amortization                                      621       727
    Gain on sale of investments                                        (98)       --
  Changes in operating assets and liabilities:
    Accounts receivable                                                734       106
    Other current assets                                                48       492
    Accounts payable                                                  (219)   (1,999)
    Accrued expenses                                                  (890)      367
    Claims payable and claims incurred but not reported               (685)      355
    Deferred revenue                                                   103       313
                                                                  ---------  --------
      Net cash used in operating activities                           (364)   (2,075)

Cash flows from investing activities:
  Purchase of investments available-for-sale                        (7,919)   (8,850)
  Proceeds from sale/maturity of investments available-for-sale      7,171     2,570
  Purchase of property and equipment                                  (145)       --
  Payments received on notes receivable                                845       355
  Additions to intangibles and other assets                             --      (354)
                                                                  ---------  --------
      Net cash used in investing activities                            (48)   (6,279)

Cash flows from financing activities:
  Borrowings on debt                                                    --     8,000
  Increase in accrued interest, converted to equity in 2001            321       931
  Payments on debt                                                     (56)      (75)
  Repurchase of common stock                                           (10)       --
  Payments on other long-term liabilities                              (95)     (119)
                                                                  ---------  --------
    Net cash provided by financing activities                          160     8,737
                                                                  ---------  --------
Net (decrease) increase in cash                                       (252)      383
Cash and cash equivalents at beginning of period                     1,381     1,639
                                                                  ---------  --------
Cash and cash equivalents at end of period                        $  1,129   $ 2,022
                                                                  =========  ========

          See accompanying Notes to Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  GENERAL
-----------------

The accompanying unaudited consolidated financial statements of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") for the three months ended March 31, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America, applicable to interim periods. The accompanying financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, and omit certain footnote disclosures and other information necessary to present the Company's financial position and results of operations for annual periods in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The Company incurred significant net losses in each of the three years ended December 31, 2000. During the period since the beginning of 2000, management took certain actions to improve the Company's operating results and financial position. In March 2000, the Company obtained $8.0 million of financing, and entered into a transaction under which substantially all of the Company's debt was converted into equity, as discussed in Note 4, which has substantially reduced the Company's interest expense. During the first quarter of 2000, the Company consolidated all of its administrative activities into its National Service Center in California, which resulted in a significant reduction in the number of employees at the Company and the amount of office space used by the Company. Also during the first quarter of 2000, the Company reduced its health care services expense by eliminating non-standard payments to certain dental service providers. These actions, along with reductions in various other selling, general and administrative expenses, have had a significant positive impact on the Company's results of operations and financial position, beginning in the second quarter of 2000. Management intends to further improve the Company's results of operations by increasing revenue through improved customer service and customer retention programs, decreasing health care services expense by expanding its provider networks, and making further reductions in various selling, general and administrative expenses. The Company believes these actions and its improved financial position will provide adequate financial resources to support its operations for the foreseeable future.

Basic and diluted net income (loss) per share is based on the weighted average common shares outstanding, including the common shares into which the convertible preferred stock is convertible. The weighted average common shares outstanding includes the common share equivalents of the convertible preferred stock, because the Company believes the convertible preferred stock is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. During the three months ended March 31, 2001 and 2000, other potentially dilutive securities that were outstanding consisted of stock options and warrants. Due to a net loss before extraordinary item in both of these periods, the outstanding stock options and warrants would have an anti-dilutive effect on diluted loss per share in each period. Accordingly, stock options and warrants are excluded from the calculation of diluted loss per share for each of these periods. Therefore, the Company's diluted loss per share is the same as its basic loss per share for the three months ended March 31, 2001 and 2000.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE  2.  RECENT  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," in June 1999, and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," in June 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires derivatives to be reported on the balance sheet at fair value, and was adopted by the Company effective on January 1, 2001. The adoption of SFAS No. 133, as amended, had no significant effect on the Company's financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, which has the same title, revises the accounting and reporting standards for securitizations and other transfers of assets, and expands the disclosure requirements for such transactions. Under SFAS No. 140, consistent standards are provided for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The accounting requirements of SFAS No. 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities that occur after March 31, 2001, and must be applied prospectively. The Company expects that SFAS No. 140 will not have a significant effect on its financial statements.

NOTE  3.  SALE  OF  DISCONTINUED  OPERATIONS
--------------------------------------------

In 1997 and 1998, the Company sold a number of general dental and orthodontic practices (the "Practices") to a single purchaser (the "Purchaser") in exchange for long-term promissory notes. The Purchaser subsequently defaulted on its obligations to the Company under those promissory notes, and in October 2000, the Company completed a transaction with the Purchaser and another third party (the "New Purchaser"), in which the Practices were sold to the New Purchaser. In this transaction, the Purchaser transferred its interest in the Practices to the New Purchaser, the New Purchaser paid $2.4 million to the Company and placed an additional $1.5 million in an escrow account for the benefit of the Company, and the Company agreed to pay certain obligations related to these practices. These obligations consisted primarily of payroll, dental office lease obligations for which the Company was the primary lessee, patient refunds, and the obligation to complete the orthodontic treatments for the Company's managed care patients who had previously paid their full share of the cost of the treatments. These obligations either had to be paid in order to complete the transaction, or were obligations for which the Company may be contingently liable in any event. The amount of the escrow account that may be realized by the Company, and the ultimate cost of the obligations assumed by the Company, are reflected on the accompanying consolidated balance sheet based on the Company's best estimates, but these amounts are subject to uncertainties.

NOTE  4.  NOTES  PAYABLE  AND  LONG-TERM  DEBT
----------------------------------------------

Short-term  and  long-term  debt  consisted  of  the  following  (in thousands):

                                  MARCH 31,    DECEMBER 31,
                                   2001           2000
                                -----------  --------------
     Investor senior loan       $       --   $       8,000
     Revolving credit facility          --           7,045
     Senior notes payable               --          32,500
     Other                             444             500
                                -----------  --------------
       Total debt                      444          48,045
     Less - short-term portion        (242)        (47,795)
                                -----------  --------------

       Long-term debt           $      202   $         250
                                ===========  ==============

On March 1, 2000, the Company entered into a Recapitalization Agreement with an investor group (the "Investors"), the revolving credit facility lender (the "Bank"), and the holder of the senior notes payable (the "Senior Note Holder"). In this transaction, the Investors loaned $8.0 million to the Company in the form of an investor senior loan, due April 30, 2001, with an interest rate of 10% annually. The Investors, the Bank, and the Senior Note Holder agreed to convert the $8.0 million investor senior loan, the outstanding balance of $7.0 million under the revolving credit facility, and the $32.5 million of senior notes payable into convertible preferred stock, subject to regulatory and stockholder approval.

Effective as of January 31, 2001, the Company completed the conversion of the investor senior loan ($8.0 million), the outstanding balance under the revolving credit facility ($7.0 million), the senior notes payable ($32.5 million), and the accrued interest on the revolving credit facility and the senior notes payable ($5.3 million as of January 31, 2001) into 300,000 shares of convertible preferred stock. The estimated value of the convertible preferred stock was $137.50 per share as of January 31, 2001, which is based on the closing price of the Company's common stock on January 31, 2001, which was $1.375 per share, and the fact that each share of convertible preferred stock is convertible into 100 shares of common stock. Based on this estimated value, the conversion transaction resulted in a gain of $11.3 million, which is net of approximately $350,000 of transaction costs. There is no income tax effect related to this transaction, due to the Company's net operating loss carry-forwards for tax purposes, as discussed in Note 5.

The convertible preferred stock does not accrue dividends of any kind. Each share of convertible preferred stock is convertible into 100 shares of common stock at the option of the holder. The convertible preferred stock entitles the holder to one vote for each share of common stock into which the preferred stock is convertible, with respect to all matters voted on by the common stockholders of the Company, except for the election of directors. The holders of the convertible preferred stock have the right to elect a total of five members of the board of directors, and the holders of the common stock have the right to elect the remaining two directors. The convertible preferred stock has a $30 million liquidation preference over the common stock.

As a result of the conversion transaction, the previously existing common stockholders of the Company now own approximately 14% of the common stock interests of the Company. In March 2000, in connection with the conversion transaction, the Company agreed to place four new directors, who represent the holders of the investor senior loan, the revolving credit facility, and the senior notes payable, on its board of directors. Three of those directors were placed on the board in March 2000, and the fourth director was placed on the board as of January 31, 2001. These new directors constitute a majority of the board of directors, which currently has a total of seven members.

In 1999, in connection with a restructuring of the senior notes payable, the Company issued warrants to purchase 382,000 shares of its common stock for $4.51 per share to the Senior Note Holder. These warrants were cancelled without being exercised, in connection with the conversion of the senior notes payable into convertible preferred stock effective January 31, 2001.

NOTE  5.  INCOME  TAXES
-----------------------

The Company's net deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether those net assets will be realized in the future. The uncertainty is primarily due to operating losses incurred by the Company during each of the three years ended December 31, 2000, and the existence of significant net operating loss carryforwards. The Company's deferred tax assets remain fully reserved as of March 31, 2001, for the same reasons.

Due to the conversion of outstanding debt into convertible preferred stock, as described in Note 4, there was a "change of control" of the Company for purposes of Internal Revenue Code Section 382, effective January 31, 2001. As a result, effective January 31, 2001, the amount of net operating loss carryforwards that can be used to offset current taxable income on the Company's federal tax return is limited to approximately $350,000 per year.

As of December 31, 2000, the Company had net operating loss carryforwards of approximately $35.3 million for federal income tax purposes, and approximately $18.6 million for state income tax purposes. Therefore, the Company's taxable income during the month ended January 31, 2001, which included the $11.3 million gain on conversion of the Company's debt into convertible preferred stock, as discussed in Note 4, was completely offset by loss carryforwards, and the Company recognized no income tax expense for this period. The Company had a net loss for tax purposes for the period from February 1, 2001, to March 31, 2001, and accordingly, recorded no income tax expense for this period.

NOTE  6.  TOTAL  COMPREHENSIVE  INCOME
--------------------------------------

Total comprehensive income or loss reflects the change in stockholders' equity during the period from transactions and other events and circumstances from non-stockholder sources. Total comprehensive income or loss of the Company for the three months ended March 31, 2001 and 2000, includes net income or loss, and other comprehensive income or loss, which consists of unrealized gains or losses on marketable securities, net of realized gains and losses that occurred during the period. Other comprehensive (loss) income was $(79,000) and $5,000 for the three months ended March 31, 2001 and 2000, respectively. Total comprehensive income (loss) was $11,095,000 and $(2,456,000) for the three months ended March 31, 2001 and 2000, respectively.

NOTE  7.  CONTINGENCIES
-----------------------

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

Contingent  Lease  Obligations

The Company sold all of its general dental practices and orthodontic practices in 1996, 1997 and 1998. The Company also re-sold certain of these practices in October 2000, after the original purchaser of a number of these practices defaulted on its obligations to the Company, as discussed in Note 3. In connection with the sale and re-sale of those practices, all the purchasers of the practices agreed to make the remaining lease payments related to the dental offices used by those practices. However, the Company remains contingently liable for the lease payments in the event the purchasers of those practices fail to make the payments. As of March 31, 2001, the aggregate contingent liability of the Company related to all of these leases was approximately $5.1 million over the terms of the various lease agreements, which expire at various dates through 2007. Management has not been notified of any defaults that would materially affect the Company's financial position. The aggregate contingent lease obligation of $5.1 million excludes $425,000 of estimated lease obligations that have been accrued as of March 31, 2001, due to possible failures by the entities to make the lease payments under the leases that were assigned by the Company. This estimated lease obligation is included in the accompanying consolidated balance sheet under the caption "Other accrued expenses."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. The Company desires to take advantage of these safe harbor provisions. In addition to the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission, the following risk factors should be considered in connection with this Quarterly Report on Form 10-Q for the period ended March 31, 2001.

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

There are risks associated with changes in the Company's operating and expansion strategies, and the possible inability to realize all of the proceeds from the recent resale of certain dental office assets to a third party. There is a risk that the Company will be unable to continue to improve its earnings before interest, taxes, depreciation and amortization ("EBITDA"), as any such improvement is dependent upon a multitude of factors including, but not limited to, the ability of the Company to identify additional opportunities to increase sales and reduce costs.

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

There is a risk that the Company may incur additional expenses in connection with the delivery of the dental office assets resold to the New Purchaser, and there are risks associated with additional health care expenses that may be incurred by the Company for the cost of the completion of orthodontic and dental treatment that may be required to be paid in connection with the transfer of the recently resold dental office assets. There is a risk that the dentists who purchased a number of dental practices from the Company and issued promissory notes to the Company, will not make payments on such promissory notes.

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

                                                                 THREE MONTHS ENDED
                                                                     MARCH  31,
                                                                   ---------------
                                                                    2001    2000
                                                                   ------  -------
Premium revenue, net                                               100.0%   100.0%

Health care services expense                                        70.2     72.5
Selling, general and administrative expense                         30.2     34.4
                                                                   ------  -------
Operating income (loss)                                             (0.4)    (6.9)

Investment and other income                                          2.0      1.0
Interest expense on debt that was converted to equity in 2001 (1)   (1.9)    (4.1)
Other interest expense                                              (0.1)    (0.1)
                                                                   ------  -------
Income (loss) before income taxes and extraordinary item            (0.4)   (10.1)
Income tax expense                                                    --       --
                                                                   ------  -------
Income (loss) before extraordinary item                             (0.4)   (10.1)
Extraordinary item                                                  52.0       --
                                                                   ------  -------

  Net income (loss)                                                 51.6%  (10.1)%
                                                                   ======  =======

(1) Substantially all of the Company's debt was converted into convertible preferred stock effective January 31, 2001. See Note 4 to the accompanying consolidated financial statements.

THREE  MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Premium revenue decreased by $2.8 million, or 11.5%, from $24.5 million in 2000 to $21.6 million in 2001. The average membership for which the Company provided dental coverage decreased by approximately 204,000 members, or 23.7%, from 859,000 members during 2000 to 655,000 during 2001. The decrease in the average number of members is due to the loss of a number of employer groups during the twelve months ended March 31, 2001. Premium revenue decreased by only 11.5% even though average membership decreased by 23.7%. This was primarily due to a shift in the product mix toward preferred provider ("PPO")/indemnity plans, which have significantly higher premium rates than managed care plans, and increases in premium rates.

Health care services expense decreased by $2.5 million, or 14.4%, from $17.7 million in 2000 to $15.2 million in 2001. Health care services expense as a percentage of premium revenue (the "loss ratio") decreased from 72.5% in 2000 to 70.2% in 2001. This decrease is primarily due to a decrease in the loss ratio in the managed care business. This decrease was primarily due to a decrease in health care expenses incurred pursuant to non-standard provider payment arrangements, such as minimum capitation arrangements and fee-for-service payments for dental services that are covered by capitation arrangements in most cases. The Company renegotiated several of these non-standard arrangements, or in some cases, terminated the related provider contracts, during the first six months of 2000.

Selling, general and administrative ("SG&A") expenses decreased by $1.9 million, or 22.3%, from $8.4 million in 2000 to $6.5 million in 2001. SG&A expenses as a percentage of premium revenue decreased from 34.4% in 2000 to 30.2% in 2001. The decrease in SG&A expenses is due to several reasons. The most significant reason is that salaries and benefits decreased due to a reduction in the number of employees during the first quarter of 2000, in connection with a consolidation of the Company's administrative services into a single location. In addition, the Company has decreased its administrative expenses in several areas, principally telephone and data communications expenses, office rent expense, and equipment rent expense. The decrease is also partially due to a decrease in broker commissions, which is related to the decrease in premium revenue, as discussed above.

Investment and other income increased by $176,000, or 68.0%, from $259,000 in 2000 to $435,000 in 2001. This increase is primarily due to realized gains on the sale of investments in 2001, but is also partially due to the $8.0 million borrowing in March 2000, which increased the amount of funds invested by the Company.

Total interest expense decreased by $598,000, or 57.9%, from $1.0 million in 2000 to $434,000 in 2001. This decrease is primarily due to the conversion of substantially all of the Company's debt into convertible preferred stock effective January 31, 2001, which eliminated nearly all of the Company's interest expense.

The loss before income taxes and extraordinary item decreased by $2.4 million, from $2.5 million in 2000 to $77,000 in 2001. The loss before income taxes and extraordinary item as a percentage of premium revenue decreased from 10.1% in 2000 to 0.4% in 2001. The decrease in the loss was primarily due to a $1.9 million decrease in SG&A expenses, a decrease in the loss ratio from 72.5% to 70.2%, and a $598,000 decrease in interest expense, all as discussed above.

There was an extraordinary gain of $11.3 million in the first quarter of 2001, compared to zero in the same period in 2000. The extraordinary gain resulted from the conversion of substantially all of the Company's debt into convertible preferred stock. See Note 4 to the accompanying consolidated financial statements for more discussion of this transaction.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash used in operating activities decreased from $2.1 million in 2000 to $364,000 in 2001. This improvement was due to several reasons, the largest of which are described below. First, the net loss before extraordinary item decreased from $2.5 million in 2000 to $77,000 in 2001, as discussed above under Results of Operations. In addition, the net cash used by the change in accounts payable decreased from $2.0 million in 2000 to $219,000 in 2001. The decrease in 2000 was primarily due to the fact that the Company significantly reduced the processing time for accounts payable during the first quarter of 2000 by using the proceeds of the $8.0 borrowing on March 1, 2000, as discussed in Note 4 to the accompanying financial statements. These factors were partially offset by an $890,000 decrease in accrued expenses in 2001, compared to a $367,000 increase in 2000, and a $685,000 decrease in claims payable in 2001, compared to a $355,000 increase in 2000. The decrease in accrued expenses in 2001 was primarily due to the payment of liabilities related to the sale of certain assets of discontinued operations, as discussed in Note 3 to the accompanying financial statements, payments on equipment leases for which the future payments were previously accrued, and payment of accrued interest on the investor senior loan, which was converted to convertible preferred stock in January, as discussed in Note 4 to the accompanying financial statements. The decrease in claims payable in 2001 was primarily due to a decrease in the processing time for dental claim payments during the first quarter of 2001.

Net cash used in investing activities decreased from $6.3 million in 2000 to $48,000 in 2001. The net cash used by investing activities in 2000 was primarily due to the purchase of investments with the $8.0 million proceeds from the borrowing on March 1, 2000, as discussed in Note 4 to the accompanying financial statements. The investment of those proceeds in 2000 was partially offset by the sale of investments to finance the $2.0 million decrease in accounts payable in 2000, as discussed above. Net cash provided by financing activities decreased from $8.7 million in 2000 to $160,000 in 2001. The net cash provided by financing activities in 2000 was primarily due to the $8.0 million borrowing on March 1, 2000, as discussed above.

The Company's net working capital improved from negative $50.9 million as of December 31, 2000, to positive $2.4 million as of March 31, 2001, primarily due to the conversion of $52.5 million of debt and accrued interest into convertible preferred stock, as discussed in Note 4 to the accompanying consolidated financial statements. Excluding the obligations that were converted to equity, the Company's net working capital increased from $1.6 million as of December 31, 2000, to $2.4 million as of March 31, 2001. This improvement is primarily due to $845,000 of payments received in exchange for the cancellation of certain notes receivable during the quarter ended March 31, 2001.

The Company's total short-term and long-term debt decreased from $48.0 million at December 31, 2000, to $0.4 million at March 31, 2001, due to the conversion of substantially all of the Company's debt into convertible preferred stock effective January 31, 2001. See Note 4 to the accompanying consolidated financial statements for more discussion of this transaction. The Company believes it has adequate financial resources to continue its current operations for the foreseeable future.

RECENT  ACCOUNTING  PRONOUNCEMENTS

See Note 2 to the accompanying condensed consolidated financial statements for a discussion of recent accounting pronouncements.

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

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

         EXHIBIT               DESCRIPTION
         -------               -----------

         3.2                   Amended and Restated Bylaws of the Company

(B)  REPORTS  ON  FORM  8-K.

The Company filed a Report on Form 8-K dated as of March 5, 2001, announcing the closing of the Company's recapitalization transaction as of January 31, 2001.

The Company filed a Report on Form 8-K dated as of March 19, 2001, announcing the scheduling of the Company's Annual Meeting of Stockholders set for May 23, 2001, at the executive offices of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on the 10th day of May 2001.

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