Form 10-Q
period 2001-06-30
SAFEGUARD HEALTH ENTERPRISES INC
filed 2001-08-14
CIK 727303

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

As of August 1, 2001, the number of shares of registrant's common stock, par value $.01 per share, outstanding was 4,740,831 shares (not including 3,284,788 shares of common stock held in treasury), and the number of shares of registrant's convertible preferred stock, par value $.01 per share, outstanding was 300,000 shares.

                                     SAFEGUARD HEALTH ENTERPRISES, INC.
                           INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001


                                                                                                     PAGE
                                                                                                    ------
PART I.  FINANCIAL INFORMATION
     Item 1.  Condensed Consolidated Financial Statements (unaudited). . . . . . . . . . . . . . . .   1

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.   9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . .  13

     Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . .  13

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

PART  I.     FINANCIAL  INFORMATION
ITEM  1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS


                  SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS)


                                                             JUNE 30,     DECEMBER 31,
                                                               2001           2000
                                                           ------------  --------------
                             ASSETS                        (unaudited)
Current assets:
  Cash and cash equivalents                                $       922   $       1,381
  Investments available-for-sale, at fair value                 16,310          15,321
  Accounts receivable, net of allowances                         2,077           2,778
  Other current assets                                           1,349           1,788
                                                           ------------  --------------
    Total current assets                                        20,658          21,268

Property and equipment, net of accumulated depreciation          2,308           2,843
Restricted investments available-for-sale, at fair value         2,699           2,700
Notes receivable, net of allowances                                905           1,750
Intangible assets, net of accumulated amortization               4,017           4,154
Other assets                                                       275             380
                                                           ------------  --------------

    Total assets                                           $    30,862   $      33,095
                                                           ============  ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                         $     4,181   $       3,986
  Accrued interest, converted to equity in 2001 (Note 4)            --           4,990
  Other accrued expenses                                         5,476           6,457
  Short-term debt, converted to equity in 2001 (Note 4)             --          47,545
  Other short-term debt                                            250             250
  Claims payable and claims incurred but not reported            6,279           7,554
  Deferred revenue                                               1,437           1,413
                                                           ------------  --------------
    Total current liabilities                                   17,623          72,195

Long-term debt                                                     136             250
Other long-term liabilities                                        884           1,079

Stockholders' equity (deficit):
  Convertible preferred stock                                   41,250              --
  Common stock                                                  21,832          21,829
  Retained earnings (accumulated deficit)                      (32,770)        (44,254)
  Accumulated other comprehensive income                            40             119
  Treasury stock, at cost                                      (18,133)        (18,123)
                                                           ------------  --------------
    Total stockholders' equity (deficit)                        12,219         (40,429)
                                                           ------------  --------------

    Total liabilities and stockholders' equity (deficit)   $    30,862   $      33,095
                                                           ============  ==============

          See accompanying Notes to Consolidated Financial Statements.

                    SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        (UNAUDITED)


                                                                          2001      2000
                                                                        --------  --------
Premium revenue, net                                                    $21,452   $24,173

Health care services expense                                             14,914    17,710
Selling, general and administrative expense                               6,453     7,119
                                                                        --------  --------

Operating income (loss)                                                      85      (656)

Investment and other income                                                 255       378
Interest expense on debt that was converted to equity in 2001 (Note 4)       --    (1,202)
Other interest expense                                                      (30)      (18)
                                                                        --------  --------

Income (loss) before income taxes                                           310    (1,498)
Income tax expense                                                           --        --
                                                                        --------  --------

     Net income (loss)                                                  $   310   $(1,498)
                                                                        ========  ========

Basic net income (loss) per share                                       $  0.01   $ (0.32)
Weighted average basic shares outstanding                                34,740     4,747

Diluted net income (loss) per share                                     $  0.01   $ (0.32)
Weighted average diluted shares outstanding                              35,502     4,747

          See accompanying Notes to Consolidated Financial Statements.

                    SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        (UNAUDITED)


                                                                          2001      2000
                                                                        --------  --------
Premium revenue, net                                                    $43,095   $48,636

Health care services expense                                             30,101    35,448
Selling, general and administrative expense                              12,987    15,532
                                                                        --------  --------

Operating income (loss)                                                       7    (2,344)

Investment and other income                                                 690       637
Interest expense on debt that was converted to equity in 2001 (Note 4)     (402)   (2,217)
Other interest expense                                                      (62)      (35)
                                                                        --------  --------

Income (loss) before income taxes and extraordinary item                    233    (3,959)
Income tax expense                                                           --        --
                                                                        --------  --------

Income (loss) before extraordinary item                                     233    (3,959)
Extraordinary item:
  Conversion of debt to convertible preferred stock (Note 4)             11,251        --
                                                                        --------  --------

Net income (loss)                                                       $11,484   $(3,959)
                                                                        ========  ========

Basic net income (loss) per share:
  Income (loss) before extraordinary item                               $  0.01   $ (0.83)
  Extraordinary item                                                       0.38        --
                                                                        --------  --------

  Net income (loss)                                                     $  0.39   $ (0.83)
                                                                        ========  ========

Weighted average basic shares outstanding                                29,739     4,747

Diluted net income (loss) per share:
  Income (loss) before extraordinary item                               $  0.01   $ (0.83)
  Extraordinary item                                                       0.37        --
                                                                        --------  --------

  Net income (loss)                                                     $  0.38   $ (0.83)
                                                                        ========  ========

Weighted average diluted shares outstanding                              30,443     4,747

          See accompanying Notes to Consolidated Financial Statements.

                  SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                    (IN THOUSANDS)
                                      (UNAUDITED)


                                                                    2001       2000
                                                                  ---------  ---------
Cash flows from operating activities:
  Net income (loss)                                               $ 11,484   $ (3,959)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Gain on conversion of debt to convertible preferred stock      (11,251)        --
    Bad debt expense                                                   150         --
    Amortization of deferred loan costs                                 24         85
    Depreciation and amortization                                    1,151      1,431
    Gain on sale of investments                                        (98)        --
    Gain on sale of property and equipment                              --        (67)
  Changes in operating assets and liabilities:
    Accounts receivable                                                551        754
    Other current assets                                               173        388
    Accounts payable                                                   195        560
    Accrued expenses                                                (1,264)       143
    Claims payable and claims incurred but not reported             (1,275)    (1,653)
    Deferred revenue                                                    24        215
                                                                  ---------  ---------
      Net cash used in operating activities                           (136)    (2,103)

Cash flows from investing activities:
  Purchase of investments available-for-sale                       (13,996)   (22,919)
  Proceeds from sale/maturity of investments available-for-sale     13,027     14,100
  Purchases of property and equipment                                 (479)      (124)
  Proceeds from sale of property and equipment                          --        200
  Payments received on notes receivable                              1,120        855
  Additions to other assets                                             --       (297)
                                                                  ---------  ---------
      Net cash used in investing activities                           (328)    (8,185)

Cash flows from financing activities:
  Borrowings on debt                                                    --      8,000
  Increase in accrued interest, converted to equity in 2001            321      1,861
  Payments on debt                                                    (114)      (150)
  Repurchase of common stock                                           (10)        --
  Exercise of stock options                                              3         --
  Payment of other long-term liabilities                              (195)      (133)
                                                                  ---------  ---------
    Net cash provided by financing activities                            5      9,578
                                                                  ---------  ---------
Net decrease in cash and cash equivalents                             (459)      (710)
Cash and cash equivalents at beginning of period                     1,381      1,639
                                                                  ---------  ---------
Cash and cash equivalents at end of period                        $    922   $    929
                                                                  =========  =========

          See accompanying Notes to Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  GENERAL
-----------------

The accompanying unaudited condensed consolidated financial statements of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") as of June 30, 2001, and for the three months and six months ended June 30, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America, applicable to interim periods. The accompanying financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, and accordingly, omit certain footnote disclosures and other information necessary to present the Company's financial position and results of operations for annual periods in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The Company incurred significant net losses in each of the three years ended December 31, 2000. During the period since the beginning of 2000, management took certain actions to improve the Company's operating results and financial position. In March 2000, the Company obtained $8.0 million of financing, and entered into a transaction under which substantially all of the Company's debt was converted into equity, as discussed in Note 4, which substantially reduced the Company's interest expense. During the first quarter of 2000, the Company consolidated all of its administrative activities into its National Service Center in California, which resulted in a significant reduction in the number of employees at the Company and the amount of office space used by the Company. Also during the first quarter of 2000, the Company reduced its health care services expense by eliminating non-standard payments to certain dental service providers. These actions, along with reductions in various other selling, general and administrative expenses, have had a significant positive impact on the Company's results of operations and financial position, beginning in the second quarter of 2000. Management intends to further improve the Company's results of operations by increasing revenue through improved customer service and customer retention programs, decreasing health care services expense by expanding its provider networks, and making further reductions in various selling, general and administrative expenses. The Company believes these actions and its improved financial position will provide adequate financial resources to support its operations for the foreseeable future.

Basic and diluted net income (loss) per share is based on the weighted average common shares outstanding, including the common shares into which the convertible preferred stock is convertible. The number of basic common shares outstanding includes the common share equivalents of the convertible preferred stock, because the Company believes the convertible preferred stock is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. During the three months and six months ended June 30, 2001 and 2000, other potentially dilutive securities that were outstanding consisted of stock options and warrants. Due to a net loss in the three months and six months ended June 30, 2000, the outstanding stock options and warrants would have an anti-dilutive effect on diluted loss per share in both of these periods. Accordingly, stock options and warrants are excluded from the calculation of diluted loss per share for the three months and six months ended June 30, 2000. Therefore, the Company's diluted loss per share is the same as its basic loss per share in these periods.

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, which has the same title, revises the accounting and reporting standards for securitizations and other transfers of assets, and expands the disclosure requirements for such transactions. Under SFAS No. 140, consistent standards are provided for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The accounting requirements of SFAS No. 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities that occur after March 31, 2001, and must be applied prospectively. The adoption of SFAS No. 140 had no significant effect on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method of accounting. The Company is currently assessing the effect of adopting SFAS No. 141 on its financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill established after June 30, 2001, not be amortized, and that amortization of goodwill that existed as of June 30, 2001, be ceased effective January 1, 2002. SFAS No. 142 also requires that all goodwill be evaluated for possible impairment as of the end of each reporting period, and establishes a new method of testing for possible impairment. SFAS No. 142 is effective on January 1, 2002. The Company is currently assessing the effect of adopting SFAS No. 142 on its financial statements. The Company recorded $137,000 of amortization expense related to goodwill and identifiable intangible assets during the six months ended June 30, 2001.

NOTE  3.  SALE  OF  DISCONTINUED  OPERATIONS
--------------------------------------------

In 1997 and 1998, the Company sold a number of general dental and orthodontic practices (the "Practices") to a single purchaser (the "Purchaser") in exchange for long-term promissory notes. The Purchaser subsequently defaulted on its obligations to the Company under those promissory notes, and in October 2000, the Company completed a transaction with the Purchaser and another third party (the "New Purchaser"), in which the Practices were sold to the New Purchaser. In this transaction, the Purchaser transferred its interest in the Practices to the New Purchaser, the New Purchaser paid $2.4 million to the Company, and placed an additional $1.5 million in an escrow account for the benefit of the Company, and the Company agreed to pay certain obligations related to the Practices. These obligations consisted primarily of payroll, dental office lease obligations for which the Company was the primary lessee, patient refunds, and the obligation to complete the orthodontic treatments for the Company's managed care patients who had previously paid their full share of the cost of the treatments. These obligations either had to be paid in order to complete the transaction, or were obligations for which the Company may be contingently liable in any event. The amount of the escrow account that may be realized by the Company, and the ultimate cost of the obligations assumed by the Company, are reflected on the accompanying consolidated balance sheet based on the Company's best estimates, but these amounts are subject to various uncertainties.

NOTE  4.  NOTES  PAYABLE  AND  OTHER  DEBT
------------------------------------------

Short-term  and  long-term  debt  consisted  of  the  following  (in thousands):

                                   JUNE 30,    DECEMBER 31,
                                     2001          2000
                                  ----------  --------------

       Investor senior loan       $      --   $       8,000
       Revolving credit facility         --           7,045
       Senior notes payable              --          32,500
       Other                            386             500
                                  ----------  --------------
       Total debt                       386          48,045
       Less - short-term portion       (250)        (47,795)
                                  ----------  --------------

       Long-term debt             $     136   $         250
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

Effective as of January 31, 2001, the Company completed the conversion of the investor senior loan ($8.0 million), the outstanding balance under the revolving credit facility ($7.0 million), the senior notes payable ($32.5 million), and the accrued interest on the revolving credit facility and the senior notes payable ($5.3 million as of January 31, 2001) into 300,000 shares of convertible preferred stock. The estimated value of the convertible preferred stock was $137.50 per share as of January 31, 2001, which is based on the closing price of the Company's common stock on January 31, 2001, which was $1.375 per share, and the fact that each share of convertible preferred stock is convertible into 100 shares of common stock. Based on this estimated value, the conversion transaction resulted in a gain of $11.3 million, which is net of approximately $350,000 of transaction costs. There is no income tax effect related to this transaction, due to the Company's net operating loss carryforwards for tax purposes. The Company's deferred tax asset related to net operating loss carryforwards is fully reserved, due to uncertainty about whether the deferred tax assets will be realized in the future, as discussed in Note 5.

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

As a result of the conversion transaction, the previously existing common stockholders of the Company were diluted to approximately 14% of the common stock interests of the Company. In March 2000, in connection with the conversion transaction, the Company agreed to place four new directors, who represent the holders of the investor senior loan, the revolving credit facility, and the senior notes payable, on its board of directors. Three of those directors were placed on the board in March 2000, and the fourth director was placed on the board as of January 31, 2001, at which time the Bank sold its interest in the Company to other existing stockholders. These new directors constitute a majority of the board of directors, which currently has a total of seven members.

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

NOTE  5.  INCOME  TAXES
-----------------------

The Company's net deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether those net assets will be realized in the future. The uncertainty is primarily due to operating losses incurred by the Company during each of the three years ended December 31, 2000, and the existence of significant net operating loss carryforwards. The Company's deferred tax assets remain fully reserved as of June 30, 2001, for the same reasons.

As of December 31, 2000, the Company had net operating loss carryforwards of approximately $35.3 million for federal income tax purposes, and approximately $18.6 million for state income tax purposes. Therefore, the Company's taxable income during the month ended January 31, 2001, which included the $11.3 million gain on conversion of the Company's debt into convertible preferred stock, as discussed in Note 4, was completely offset by loss carryforwards, and the Company recognized no income tax expense for this period. As discussed below, the amount of loss carryforwards that can be utilized by the Company were substantially limited effective January 31, 2001, due to a change of control of the Company for tax purposes. However, the Company had a net loss for tax purposes for the period from February 1, 2001, to June 30, 2001, and its net deferred tax assets remain fully reserved, as noted above. Accordingly, the Company recorded no income tax expense for the six months ended June 30, 2001.

Due to the conversion of outstanding debt into convertible preferred stock, as described in Note 4, there was a "change of control" of the Company for purposes of Internal Revenue Code Section 382, effective January 31, 2001. As a result, effective January 31, 2001, the amount of net operating loss carryforwards that can be used to offset current taxable income on the Company's federal income tax return is limited to approximately $350,000 per year.

NOTE  6.  TOTAL  COMPREHENSIVE  INCOME
--------------------------------------

Total comprehensive income or loss includes the change in stockholders' equity during the period from transactions and other events and circumstances from non-stockholder sources. Total comprehensive income or loss of the Company for the six months ended June 30, 2001 and 2000, includes net income or loss and other comprehensive income or loss, which consists of unrealized gains and losses on marketable securities, net of realized gains and losses that occurred during the period. Other comprehensive (loss) income was $(79,000) and $24,000 for the six months ended June 30, 2001 and 2000, respectively. Total comprehensive income (loss) was $11,405,000 and $(3,935,000) for the six months ended June 30, 2001 and 2000, respectively.

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

CONTINGENT  LEASE  OBLIGATIONS

The Company sold all of its general dental practices and orthodontic practices in 1996, 1997 and 1998. The Company also re-sold certain of these practices in October 2000, after the original purchaser of a number of these practices defaulted on its obligations to the Company, as discussed in Note 3. In connection with the sale and re-sale of those practices, all the purchasers of the practices agreed to make the remaining lease payments related to the dental offices used by those practices. However, the Company remains contingently liable for the lease payments in the event the purchasers of those practices fail to make the payments. As of June 30, 2001, the aggregate contingent liability of the Company related to all of these leases was approximately $5.0 million over the terms of the various lease agreements, which expire at various dates through 2007. Management has not been notified of any defaults that would materially affect the Company's financial position. The aggregate contingent lease obligation of $5.0 million excludes $175,000 of estimated lease obligations that have been accrued as of June 30, 2001, due to a possible failure by one of the entities to make the lease payments under a lease that was assigned to that entity by the Company. This estimated lease obligation is included in the accompanying consolidated balance sheet under the caption "Other accrued expenses."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. The Company desires to take advantage of these safe harbor provisions. In addition to the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission, the following risk factors should be considered in connection with this Quarterly Report on Form 10-Q for the period ended June 30, 2001.

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

The Company's ability to expand its business is affected by competition from a large number of other entities, many of which are much larger and have greater financial resources than the Company, that offer dental plans in the markets in which the Company operates. There is a risk that the Company will not be able to increase revenues in the future as employer groups and other purchasers of dental coverage continue to resist premium rate increases, while demanding a wide choice of dental care providers and a high level of customer service. There is also a risk that the number of subscribers covered by Company's dental and vision benefit plans will decrease due to layoffs and other workforce reductions by the Company's clients. Securing cost-effective contracts with dentists may become more difficult due to increased competition among dental plans for contracts with dental providers, and a possible decrease in the number of dentists in practice in the markets in which the Company operates. There is a risk that the Company will not be able to expand its business due to current or future overall economic conditions.

There are risks associated with changes in the Company's operating and expansion strategies, and the possible inability to realize all of the proceeds from the re-sale of certain dental office assets to a third party. There is a risk that the Company will be unable to continue to maintain or increase its earnings before interest, taxes, depreciation and amortization ("EBITDA"), as any such maintenance or increase is dependent upon a multitude of factors including, but not limited to, the ability of the Company to identify additional opportunities to increase sales and reduce costs.

There is a risk that the purchaser of certain resold dental office assets will not comply with its agreement to make rental payments on the related office lease agreements, for which the Company remains contingently liable. There is a risk that the Company may incur additional expenses in connection with the delivery of the dental office assets resold to the New Purchaser, and that the Company may incur additional health care expenses to complete the orthodontic and dental treatment of certain patients of the re-sold dental practices. All of these risks and uncertainties could have a negative impact on the estimated net proceeds from the resale of the dental office assets by the Company in October 2000.

There is a risk that other dentists who purchased dental practices previously owned by the Company will not make the required payments on their assigned or sublet lease agreements, for which the Company remains contingently liable. There is a risk that the dentists who purchased such dental practices from the Company and issued promissory notes to the Company, will not make payments on such promissory notes.

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

                                               THREE MONTHS     SIX MONTHS
                                              ENDED JUNE 30,  ENDED JUNE 30,
                                              --------------  --------------
                                               2001    2000    2001    2000
                                              ------  ------  ------  ------
Premium revenue, net                          100.0%  100.0%  100.0%  100.0%

Health care services expense                   69.5    73.3    69.9    72.9
Selling, general and administrative expense    30.1    29.4    30.1    31.9
                                              ------  ------  ------  ------
Operating income (loss)                         0.4    (2.7)     --    (4.8)

Investment and other income                     1.2     1.6     1.6     1.3
Interest expense on debt that was converted
  to equity in 2001 (1)                          --    (5.0)   (0.9)   (4.5)
Other interest expense                         (0.1)   (0.1)   (0.2)   (0.1)
                                              ------  ------  ------  ------
Income (loss) before income taxes and
  extraordinary item                            1.5    (6.2)    0.5    (8.1)
Income tax expense                               --      --      --      --
                                              ------  ------  ------  ------
Income (loss) before extraordinary item         1.5    (6.2)    0.5    (8.1)
Extraordinary item                               --      --    26.1      --
                                              ------  ------  ------  ------

  Net income (loss)                             1.5%  (6.2)%   26.6%  (8.1)%
                                              ======  ======  ======  ======

(1) Substantially all of the Company's debt was converted into convertible preferred stock effective January 31, 2001. See Note 4 to the accompanying condensed consolidated financial statements.

THREE  MONTHS  ENDED  JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Premium revenue decreased by $2.7 million, or 11.3%, from $24.2 million in 2000 to $21.5 million in 2001. The average membership for which the Company provided dental coverage decreased by approximately 206,000 members, or 24.9%, from 828,000 members during 2000 to 622,000 during 2001. The decrease in the average number of members is due to the loss of a number of employer groups during the eighteen months ended June 30, 2001. Premium revenue decreased by only 11.3% even though average membership decreased by 24.9%. This was primarily due to a shift in the product mix toward preferred provider ("PPO")/indemnity plans, which have significantly higher premium rates than managed care plans, a shift in the managed care product mix toward plans with higher benefit levels, and increases in premium rates.

Health care services expense decreased by $2.8 million, or 15.8%, from $17.7 million in 2000 to $14.9 million in 2001. Health care services expense as a percentage of premium revenue (the "loss ratio") decreased from 73.3% in 2000 to 69.5% in 2001. This decrease is partially due to a decrease in the loss ratio in the Company's managed care business, and partially due to a decrease in the loss ratio in the PPO/indemnity business. The decrease in the managed care loss ratio is primarily due to an increase in premium rates, including the impact of the loss of several large customers effective January 1, 2001, that had lower than average premium rates. The decrease in the PPO/indemnity loss ratio is partially due to an increase in premium rates, and partially due to a decrease in the average amount of incurred claims per member.

Selling, general and administrative ("SG&A") expenses decreased by $0.7 million, or 9.4%, from $7.1 million in 2000 to $6.4 million in 2001. SG&A expenses as a percentage of premium revenue increased from 29.4% in 2000 to 30.1% in 2001. The decrease in SG&A expenses is due to cost reductions implemented in several categories, including equipment rent, telecommunications, sales commissions, depreciation expense, and others. The slight increase in SG&A expenses as a percentage of premium revenue was due to an 11.3% decrease in premium revenue, as discussed above.

Investment and other income decreased by $123,000, or 32.5%, from $378,000 in 2000 to $255,000 in 2001. This decrease is primarily due to a decrease in interest income from notes receivable, due to the liquidation of a majority the Company's notes receivable during the fourth quarter of 2000 and the first quarter of 2001. The decrease in interest income is also partially due to a decrease in interest rates on short-term fixed-income investments during the past year.

Total interest expense decreased by $1.2 million, or 97.5%, from $1.2 million in 2000 to $30,000 in 2001. This decrease is primarily due to the conversion of substantially all of the Company's debt into convertible preferred stock effective January 31, 2001, which eliminated nearly all of the Company's interest expense.

The income (loss) before income taxes improved by $1.8 million, from a loss of $1.5 million in 2000 to income of $310,000 in 2001. The income (loss) before income taxes as a percentage of premium revenue improved from a loss of 6.2% in 2000 to income of 1.5% in 2001. This improvement was primarily due to a $1.2 million decrease in interest expense, and a decrease in the loss ratio from 73.3% to 69.5%, as discussed above.

SIX  MONTHS  ENDED  JUNE  30,  2001  COMPARED  TO SIX MONTHS ENDED JUNE 30, 2000

Premium revenue decreased by $5.5 million, or 11.4%, from $48.6 million in 2000 to $43.1 million in 2001. The average membership for which the Company provided dental coverage decreased by approximately 206,000 members, or 24.4%, from 844,000 members during 2000 to 638,000 during 2001. The decrease in the average number of members is due to the loss of a number of employer groups during the eighteen months ended June 30, 2001. Premium revenue decreased by only 11.4% even though average membership decreased by 24.4%. This was primarily due to a shift in the product mix toward preferred provider ("PPO")/indemnity plans, which have significantly higher premium rates than managed care plans, a shift in the managed care product mix toward plans with higher benefit levels, and increases in premium rates.

Health care services expense decreased by $5.3 million, or 15.1%, from $35.4 million in 2000 to $30.1 million in 2001. The loss ratio decreased from 72.9% in 2000 to 69.9% in 2001. This decrease is partially due to a decrease in the loss ratio in the managed care business, and partially due to a decrease in the loss ratio in the PPO/indemnity business. The decrease in the managed care loss ratio is primarily due to an increase in premium rates, including the impact of the loss of several large customers effective January 1, 2001, that had lower than average premium rates. The decrease in the PPO/indemnity loss ratio is partially due to an increase in premium rates, and partially due to a decrease in the average amount of incurred claims per member.

SG&A expenses decreased by $2.5 million, or 16.4%, from $15.5 million in 2000 to $13.0 million in 2001. SG&A expenses as a percentage of premium revenue decreased from 31.9% in 2000 to 30.1% in 2001. The decrease in SG&A expenses is due to cost reductions implemented in several categories, including equipment rent, telecommunications, payroll and benefits, sales commissions, depreciation expense, and others.

Investment and other income increased by $53,000, or 8.3%, from $637,000 in 2000 to $690,000 in 2001. This increase is primarily due to realized gains on the sale of investments in 2001, which was partially offset by a decrease in interest income from notes receivable, due to the liquidation of a majority the Company's notes receivable during the fourth quarter of 2000 and the first quarter of 2001.

Total interest expense decreased by $1.8 million, or 79.4%, from $2.3 million in 2000 to $464,000 in 2001. This decrease is primarily due to the conversion of substantially all of the Company's debt into convertible preferred stock effective January 31, 2001, which eliminated nearly all of the Company's interest expense.

The income (loss) before income taxes and extraordinary item improved by $4.2 million, from a loss of $4.0 million in 2000 to income of $233,000 in 2001. The income (loss) before income taxes and extraordinary item as a percentage of premium revenue improved from a loss of 8.1% in 2000 to income of 0.5% in 2001. This improvement was primarily due to a $1.8 million decrease in interest expense, a decrease in the loss ratio from 72.9% to 69.9%, and a decrease in SG&A expenses as a percentage of revenue from 31.9% in 2000 to 30.1% in 2001, as discussed above.

There was an extraordinary gain of $11.3 million in 2001, compared to zero in the same period in 2000. The extraordinary gain resulted from the conversion of substantially all of the Company's debt into convertible preferred stock. See
Note 4 to the accompanying consolidated condensed financial statements for more discussion of this transaction.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company used $136,000 of net cash in operating activities during the six months ended June 30, 2001, compared to $2.1 million in the same period in the prior year. During the first six months of 2001, net cash provided by net income was $1.5 million, after all adjustments to reconcile net income to net cash used in operating activities, as reflected on the accompanying consolidated statement of cash flows. This $1.5 million of net cash provided was offset by $1.3 million of net cash used to reduce accrued expenses, and $1.3 million of net cash used to reduce claims payable and claims incurred but not reported ("IBNR"). The reduction in accrued expenses was partially due to payments made in 2001 to reduce the obligations assumed in connection with the re-sale of certain dental practices, as discussed in Note 3 to the accompanying condensed consolidated financial statements. The reduction was also partially due to a decrease in accrued premium taxes, which is due to normal variations in the timing of quarterly payments. The reduction in claims payable and claims IBNR was primarily due to a decrease in the processing time for payment of provider claims during the first six months of 2001. The Company used $2.1 million of net cash in operating activities during the first six months of 2000, which was primarily due to the fact that $2.5 million of net cash was used in the Company's net loss, after all adjustments to reconcile the net loss to net cash used in operating activities. The significant improvement in the Company's operating results is discussed above under Results of Operations.

Net cash used in investing activities decreased from $8.2 million in 2000 to $0.3 million in 2001. Net cash used by investing activities in 2000 was primarily due to the purchase of investments with the $8.0 million proceeds from the borrowing on March 1, 2000, as discussed in Note 4 to the accompanying condensed consolidated financial statements. Net cash used by purchases of property and equipment increased from $0.1 million in 2000 to $0.5 million in 2001, primarily due to the purchase of computer software and equipment related to a new accounts receivable system and a new contact management system in 2001. Net cash provided by financing activities decreased from $9.6 million in 2000 to $5,000 in 2001. The net cash provided by financing activities in 2000 was primarily due to the $8.0 million borrowing on March 1, 2000, as discussed above, and $1.9 million of accrued interest that was converted into equity as of January 31, 2001, as discussed in Note 4 to the accompanying condensed consolidated financial statements.

The Company's net working capital improved from negative $50.9 million as of December 31, 2000, to positive $3.1 million as of June 30, 2001, primarily due to the conversion of $52.5 million of debt and accrued interest into convertible preferred stock, as discussed in Note 4 to the accompanying condensed consolidated financial statements. Excluding the obligations that were converted to equity, the Company's net working capital increased from $1.6 million as of December 31, 2000, to $3.1 million as of June 30, 2001. This improvement is primarily due to $1.4 million of income before depreciation and amortization, and before the extraordinary item, in the six months ended June 30, 2001.

The Company's total short-term and long-term debt decreased from $48.0 million at December 31, 2000, to $0.4 million at June 30, 2001, due to the conversion of substantially all of the Company's debt into convertible preferred stock effective January 31, 2001. See Note 4 to the accompanying condensed consolidated financial statements for more discussion of this transaction. The Company believes it has adequate financial resources to continue its current operations for the foreseeable future.

RECENT  ACCOUNTING  PRONOUNCEMENTS

See Note 2 to the accompanying condensed consolidated financial statements for a discussion of recent accounting pronouncements.

IMPACT  OF  INFLATION

The Company's operations are potentially impacted by inflation, which can affect premium rates, health care services expense, and selling, general and administrative expenses. The Company expects that its earnings will be positively impacted by inflation in premium rates, because premium rates for dental benefit plans in general have been increasing due to inflation in recent years. The Company expects that its earnings will be negatively impacted by inflation in health care costs, because fees charged by dentists and other dental providers have been increasing due to inflation in recent years. The impact of inflation on the Company's health care expenses is mitigated in the short-term by the fact that approximately 35% of total health care services expense consists of capitation (fixed) payments to providers. In addition, most of the Company's selling, general and administrative expenses are impacted by general inflation in the economy.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company is not subject to a material amount of risk related to changes in interest rates or foreign currency exchange rates.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

An Annual Meeting of the Stockholders of the Company (the "Meeting") was held at the executive offices of the Company in Aliso Viejo, California on June 20, 2001, at 4:00 p.m. The following matter was addressed at the Meeting:

ELECTION  OF  DIRECTORS

It was proposed that Jack R. Anderson, Steven J. Baileys, Stephen J. Blewitt, Ronald I. Brendzel, James E. Buncher, Leslie B. Daniels, and Dennis L. Gates be elected to serve as Directors of the Company until the Company's next annual meeting of stockholders. Dr. Baileys and Mr. Brendzel both received an affirmative vote of 4,631,331 shares of common stock present in person or represented by proxy at the Meeting out of a total of 4,737,498 shares outstanding, or 97.7% of the common shares entitled to vote at the Meeting; Mr. Anderson, Mr. Buncher, Mr. Daniels and Mr. Gates all received an affirmative vote of 80,000 shares of Series A preferred stock present in person or represented by proxy at the Meeting out of a total of 80,000 shares outstanding, or 100% of the Series A preferred stock entitled to vote at the Meeting; and Mr. Blewitt received an affirmative vote of 220,000 shares of Series B, C and D preferred stock present in person or represented by proxy at the Meeting out of a total of 220,000 shares outstanding, or 100% of the Series B, C and D preferred stock entitled to vote at the meeting, and therefore all such individuals were elected to serve until the Company's next annual meeting of Stockholders.

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

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

        EXHIBIT                            DESCRIPTION
     -------------  ------------------------------------------------------------

          --        None.

(b)  REPORTS  ON  FORM  8-K.

The Company filed a Report on Form 8-K dated as of May 23, 2001, announcing that the Company's Annual Meeting of Stockholders on May 23, 2001, was adjourned and was scheduled to be reconvened on June 20, 2001, at the executive offices of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on the 10th day of August 2001.

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