Form 10-Q
period 2001-09-30
SAFEGUARD HEALTH ENTERPRISES INC
filed 2001-11-09
CIK 727303

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

As of November 1, 2001, the number of shares of registrant's common stock, par value $.01 per share, outstanding was 4,780,830 shares (not including 3,284,788 shares of common stock held in treasury), and the number of shares of registrant's convertible preferred stock, par value $.01 per share, outstanding was 300,000 shares.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
           INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001



                                                                            PAGE
                                                                            ----

PART  I.  FINANCIAL  INFORMATION

  Item 1.  Condensed Consolidated Financial Statements (unaudited). . . . . .  1

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . 14

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

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

PART  I.     FINANCIAL  INFORMATION
ITEM  1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                    SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS)


                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2001             2000
                                                           ---------------  --------------
                              ASSETS                         (unaudited)
Current assets:
  Cash and cash equivalents                                $        1,582   $       1,381
  Investments available-for-sale, at fair value                    13,927          15,321
  Accounts receivable, net of allowances                            2,442           2,778
  Other current assets                                              1,067           1,788
                                                           ---------------  --------------
    Total current assets                                           19,018          21,268

Property and equipment, net of accumulated depreciation             2,068           2,843
Restricted investments available-for-sale, at fair value            2,771           2,700
Notes receivable, net of allowances                                   805           1,750
Intangible assets, net of accumulated amortization                  3,948           4,154
Other assets                                                          232             380
                                                           ---------------  --------------

    Total assets                                           $       28,842   $      33,095
                                                           ===============  ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                         $        2,582   $       3,986
  Accrued interest, converted to equity in 2001 (Note 4)               --           4,990
  Other accrued expenses                                            5,049           6,457
  Short-term debt, converted to equity in 2001 (Note 4)                --          47,545
  Other short-term debt                                               257             250
  Claims payable and claims incurred but not reported               6,326           7,554
  Deferred revenue                                                    946           1,413
                                                           ---------------  --------------
    Total current liabilities                                      15,160          72,195

Long-term debt                                                         69             250
Other long-term liabilities                                           832           1,079
Commitments and contingencies (Note 7)

Stockholders' equity (deficit):
  Convertible preferred stock                                      41,250              --
  Common stock                                                     21,872          21,829
  Retained earnings (accumulated deficit)                         (32,275)        (44,254)
  Accumulated other comprehensive income                               67             119
  Treasury stock, at cost                                         (18,133)        (18,123)
                                                           ---------------  --------------
    Total stockholders' equity (deficit)                           12,781         (40,429)
                                                           ---------------  --------------

    Total liabilities and stockholders' equity (deficit)   $       28,842   $      33,095
                                                           ===============  ==============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          (UNAUDITED)


                                                                           2001        2000
                                                                        ----------  ----------
Premium revenue, net                                                    $  20,831   $  24,639

Health care services expense                                               14,456      17,572
Selling, general and administrative expense                                 6,062       7,436
                                                                        ----------  ----------

Operating income (loss)                                                       313        (369)

Investment and other income                                                   213         478
Interest expense on debt that was converted to equity in 2001 (Note 4)         --      (1,287)
Other interest expense                                                        (31)        (53)
                                                                        ----------  ----------

Income (loss) before income taxes                                             495      (1,231)
Income tax expense                                                             --          --
                                                                        ----------  ----------

Income (loss) before discontinued operations                                  495      (1,231)
Discontinued operations:
  Loss from assets transferred under contractual arrangements (Note 3)         --      (1,750)
                                                                        ----------  ----------

    Net income (loss)                                                   $     495   $  (2,981)
                                                                        ==========  ==========

Basic net income (loss) per share:
  Income (loss) from continuing operations                              $    0.01   $   (0.26)
  Income (loss) from discontinued operations                                   --       (0.37)
                                                                        ----------  ----------

    Net income (loss)                                                   $    0.01   $   (0.63)
                                                                        ==========  ==========

Weighted average basic shares outstanding                                  34,753       4,747

Diluted net income (loss) per share:
  Income (loss) from continuing operations                              $    0.01   $   (0.26)
  Income (loss) from discontinued operations                                   --       (0.37)
                                                                        ----------  ----------

    Net income (loss)                                                   $    0.01   $   (0.63)
                                                                        ==========  ==========

Weighted average diluted shares outstanding                                35,542       4,747

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          (UNAUDITED)


                                                                           2001       2000
                                                                        ----------  ----------
Premium revenue, net                                                    $  63,926   $  73,275

Health care services expense                                               44,557      53,020
Selling, general and administrative expense                                19,049      22,968
                                                                        ----------  ----------

Operating income (loss)                                                       320      (2,713)

Investment and other income                                                   903       1,115
Interest expense on debt that was converted to equity in 2001 (Note 4)       (402)     (3,504)
Other interest expense                                                        (93)        (88)
                                                                        ----------  ----------

Income (loss) before income taxes, discontinued operations
  and extraordinary item                                                      728      (5,190)
Income tax expense                                                             --          --
                                                                        ----------  ----------

Income (loss) before discontinued operations and extraordinary item           728      (5,190)
Discontinued operations:
  Loss from assets transferred under contractual arrangements (Note 3)         --      (1,750)
Extraordinary item:
  Conversion of debt to convertible preferred stock (Note 4)               11,251          --
                                                                        ----------  ----------

    Net income (loss)                                                   $  11,979   $  (6,940)
                                                                        ==========  ==========

Basic net income (loss) per share:
  Income (loss) before discontinued operations and extraordinary item   $    0.02   $   (1.09)
  Loss from discontinued operations                                            --       (0.37)
  Extraordinary item                                                         0.36          --
                                                                        ----------  ----------

    Net income (loss)                                                   $    0.38   $   (1.46)
                                                                        ==========  ==========

Weighted average basic shares outstanding                                  31,410       4,747

Diluted net income (loss) per share:
  Income (loss) before extraordinary item                               $    0.02   $   (1.09)
  Loss from discontinued operations                                            --       (0.37)
  Extraordinary item                                                         0.35          --
                                                                        ----------  ----------

    Net income (loss)                                                   $    0.37   $   (1.46)
                                                                        ==========  ==========

Weighted average diluted shares outstanding                                32,369       4,747

     See accompanying Notes to Condensed Consolidated Financial Statements.

                    SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                      (IN THOUSANDS)
                                        (UNAUDITED)


                                                                       2001       2000
                                                                    ----------  ----------
Cash flows from operating activities:
  Net income (loss)                                                 $  11,979   $  (6,940)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Loss from discontinued operations                                      --       1,750
    Gain on conversion of debt to convertible preferred stock         (11,251)         --
    Bad debt expense                                                      225         315
    Amortization of deferred loan costs                                    24         198
    Depreciation and amortization                                       1,523       2,100
    Gain on liquidation of notes receivable                              (175)         --
    Gain on sale of investments                                           (98)        (15)
    Gain on sale of property and equipment                                 --         (67)
  Changes in operating assets and liabilities:
    Accounts receivable                                                   111         190
    Other current assets                                                  573         226
    Accounts payable                                                   (1,404)        (15)
    Accrued expenses                                                   (1,691)        277
    Claims payable and claims incurred but not reported                (1,228)        (93)
    Deferred revenue                                                     (467)       (233)
                                                                    ----------  ----------
      Net cash used in operating activities                            (1,879)     (2,307)

  Cash flows from investing activities:
    Purchase of investments available-for-sale                        (14,324)    (24,350)
    Proceeds from sale/maturity of investments available-for-sale      15,693      15,678
    Purchases of property and equipment                                  (542)       (661)
    Proceeds from sale of property and equipment                           --         200
    Payments received on notes receivable                               1,320         855
    Additions to intangible assets                                         --        (395)
                                                                    ----------  ----------
      Net cash provided by (used in) investing activities               2,147      (8,673)

  Cash flows from financing activities:
    Borrowings on debt                                                     --       8,000
    Increase in accrued interest, converted to equity in 2001             321       2,831
    Payments on debt                                                     (174)       (225)
    Repurchase of common stock                                            (10)         --
    Exercise of stock options                                              43          --
    Payment of other long-term liabilities                               (247)       (176)
                                                                    ----------  ----------
      Net cash (used in) provided by financing activities                 (67)     10,430
                                                                    ----------  ----------
Net increase (decrease) in cash and cash equivalents                      201        (550)
Cash and cash equivalents at beginning of period                        1,381       1,639
                                                                    ----------  ----------
Cash and cash equivalents at end of period                          $   1,582   $   1,089
                                                                    ==========  ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE  1.  GENERAL
-----------------

The accompanying unaudited condensed consolidated financial statements of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") as of September 30, 2001, and for the three months and nine months ended September 30, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America, applicable to interim periods. The accompanying financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, and accordingly, omit certain footnote disclosures and other information necessary to present the Company's financial position and results of operations for annual periods in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The Company incurred significant net losses in each of the three years ended December 31, 2000. During the period since the beginning of 2000, management took certain actions to improve the Company's operating results and financial position. In March 2000, the Company obtained $8.0 million of financing, and entered into a transaction under which substantially all of the Company's debt was converted into equity, as discussed in Note 4, which substantially reduced the Company's interest expense. During the first quarter of 2000, the Company consolidated all of its administrative activities into its National Service Center in California, which resulted in a significant reduction in the number of employees at the Company and the amount of office space used by the Company. Also during the first quarter of 2000, the Company reduced its health care services expense by eliminating non-standard payments to certain dental service providers. These actions, along with reductions in various other selling, general and administrative expenses, have had a significant positive impact on the Company's results of operations and financial position, beginning in the second quarter of 2000. Management intends to continue its efforts to improve the Company's results of operations by attempting to increase revenue through improved customer service and customer retention programs, decrease health care services expense by expanding its provider networks, and make further reductions in various selling, general and administrative expenses. The Company believes these actions and its improved financial position will provide adequate financial resources to support its operations for the foreseeable future.

Basic and diluted net income (loss) per share is based on the weighted average common shares outstanding, including the common shares into which the convertible preferred stock is convertible. The number of basic common shares outstanding includes the common share equivalents of the convertible preferred stock, because the Company believes the convertible preferred stock is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. During the three months and nine months ended September 30, 2001 and 2000, other potentially dilutive securities that were outstanding consisted of stock options and warrants. Due to a net loss in the three months and nine months ended September 30, 2000, the outstanding stock options and warrants would have an anti-dilutive effect on diluted loss per share in both of these periods. Accordingly, stock options and warrants are excluded from the calculation of diluted loss per share for the three months and nine months ended September 30, 2000. Therefore, the Company's diluted loss per share is the same as its basic loss per share in these periods.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method of accounting. The adoption of SFAS No. 141 had no significant effect on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill established after June 30, 2001, not be amortized, and that amortization of goodwill that existed as of June 30, 2001, be ceased effective January 1, 2002. SFAS No. 142 also requires that all goodwill be evaluated for possible impairment as of the end of each reporting period, and establishes a new method of testing for possible impairment. SFAS No. 142 is effective on January 1, 2002. The Company is currently assessing the effect of adopting SFAS No. 142 on its financial statements. The Company recorded $205,000 of amortization expense related to goodwill and identifiable intangible assets during the nine months ended September 30, 2001.

NOTE  3.  SALE  OF  DISCONTINUED  OPERATIONS
--------------------------------------------

In 1997 and 1998, the Company sold a number of general dental and orthodontic practices (the "Practices") to a single purchaser (the "Purchaser") in exchange for long-term promissory notes. The Purchaser subsequently defaulted on its obligations to the Company under those promissory notes, and in October 2000, the Company completed a transaction with the Purchaser and another third party (the "New Purchaser"), in which the Practices were sold to the New Purchaser. In this transaction, the Purchaser transferred its interest in the Practices to the New Purchaser, the New Purchaser paid $2.4 million to the Company, and placed an additional $1.5 million in an escrow account for the benefit of the Company, and the Company agreed to pay certain obligations related to the Practices. These obligations consisted primarily of payroll, dental office lease obligations for which the Company was the primary lessee, patient refunds, and the obligation to complete the orthodontic treatments for the Company's managed care patients who had previously paid their full share of the cost of the treatments. These obligations either had to be paid in order to complete the transaction, or were obligations for which the Company may be contingently liable in any event. The amount of the escrow account that may be realized by the Company, and the ultimate cost of the obligations assumed by the Company, are reflected on the accompanying condensed consolidated balance sheet based on the Company's best estimates, but these amounts are subject to various uncertainties.

In connection with the transaction described above, the Company recorded a $1.8 million charge to earnings during the three months ended September 30, 2000, to reduce the carrying value of "Assets of discontinued operations transferred under contractual arrangements" to their estimated realizable value. This charge is reflected on the accompanying condensed consolidated statement of operations under the caption "Loss from assets transferred under contractual arrangements."

NOTE  4.  NOTES  PAYABLE  AND  OTHER  DEBT
------------------------------------------

Short-term  and  long-term  debt  consisted  of  the  following  (in thousands):

                              SEPTEMBER 30,    DECEMBER 31,
                                  2001             2000
                             ---------------  --------------
  Investor senior loan       $           --   $       8,000
  Revolving credit facility              --           7,045
  Senior notes payable                   --          32,500
  Other                                 326             500
                             ---------------  --------------
    Total debt                          326          48,045
  Less - short-term portion            (257)        (47,795)
                             ---------------  --------------

    Long-term debt           $           69   $         250
                             ===============  ==============

On March 1, 2000, the Company entered into a Recapitalization Agreement with an investor group (the "Investors"), the revolving credit facility lender (the "Bank"), and the holder of the senior notes payable (the "Senior Note Holder"). In this transaction, the Investors loaned $8.0 million to the Company in the form of an investor senior loan, due April 30, 2001. The Investors, the Bank, and the Senior Note Holder agreed to convert the $8.0 million investor senior loan, the outstanding balance of $7.0 million under the revolving credit facility, and the $32.5 million of senior notes payable into convertible preferred stock, subject to regulatory and stockholder approval.

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

The convertible preferred stock does not accrue dividends of any kind. Each share of convertible preferred stock is convertible into 100 shares of common stock at the option of the holder. The convertible preferred stock entitles the holder to one vote for each share of common stock into which the preferred stock is convertible, with respect to all matters voted on by the common stockholders of the Company, except for the election of directors. The holders of the convertible preferred stock have the right to elect a total of five members of the board of directors, and the holders of the common stock have the right to elect the remaining two directors. The convertible preferred stock has a $30 million liquidation preference over the Company's common stock.

As a result of the conversion transaction, the ownership interest of the previously existing common stockholders of the Company was reduced to approximately 14% of the common stock interests of the Company. In March 2000, in connection with the conversion transaction, the Company agreed to place four new directors, who represent the holders of the investor senior loan, the revolving credit facility, and the senior notes payable, on its board of directors. Three of those directors were placed on the board in March 2000, and the fourth director was placed on the board as of January 31, 2001, at which time the Bank sold its interest in the Company to other existing stockholders. These new directors constitute a majority of the board of directors, which currently has a total of seven members.

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

NOTE  5.  INCOME  TAXES
-----------------------

The Company's net deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether those net assets will be realized in the future. The uncertainty is primarily due to operating losses incurred by the Company during each of the three years ended December 31, 2000, and the existence of significant net operating loss carryforwards. The Company's deferred tax assets remain fully reserved as of September 30, 2001, for the same reasons.

As of December 31, 2000, the Company had net operating loss carryforwards of approximately $35.3 million for federal income tax purposes, and approximately $18.6 million for state income tax purposes. Therefore, the Company's taxable income during the month ended January 31, 2001, which included the $11.3 million gain on conversion of the Company's debt into convertible preferred stock, as discussed in Note 4, was completely offset by loss carryforwards, and the Company recognized no income tax expense for this period. As discussed below, the amount of loss carryforwards that can be utilized by the Company were substantially limited effective January 31, 2001, due to a change of control of the Company for tax purposes. However, the Company had a net loss for tax purposes for the period from February 1, 2001, to September 30, 2001, and its net deferred tax assets remain fully reserved, as noted above. Accordingly, the Company recorded no income tax expense for the nine months ended September 30, 2001.

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

NOTE  6.  TOTAL  COMPREHENSIVE  INCOME
--------------------------------------

Total comprehensive income or loss includes the change in stockholders' equity during the period from transactions and other events and circumstances from non-stockholder sources. Total comprehensive income or loss of the Company for the nine months ended September 30, 2001 and 2000, includes net income or loss and other comprehensive income or loss, which consists of unrealized gains and losses on marketable securities, net of realized gains and losses that occurred during the period. Other comprehensive (loss) income was ($52,000) and $57,000 for the nine months ended September 30, 2001 and 2000, respectively. Total comprehensive income (loss) was $11,927,000 and $(6,883,000) for the nine months ended September 30, 2001 and 2000, respectively.

NOTE  7.  CONTINGENCIES
-----------------------

LITIGATION

The Company is a defendant in various lawsuits arising in the normal course of business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's financial position or results of operations. In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. On September 12, 2000, after the plaintiffs had filed a first amended complaint, the Federal District Trial Court dismissed the lawsuit with prejudice, stating that the plaintiffs had failed to state a claim against the Company and its officers. On October 6, 2000, the plaintiffs filed an appeal of the dismissal of the lawsuit, and that appeal is currently pending. The Company has directors and officers liability insurance and intends to vigorously contest the appeal. In the opinion of management, the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

CONTINGENT  LEASE  OBLIGATIONS

The Company sold all of its general dental practices and orthodontic practices in 1996, 1997 and 1998. The Company also re-sold certain of these practices in October 2000, after the original purchaser of a number of these practices defaulted on its obligations to the Company, as discussed in Note 3. In connection with the sale and re-sale of those practices, all the purchasers of the practices agreed to make the remaining lease payments related to the dental offices used by those practices. However, the Company remains contingently liable for the lease payments in the event the purchasers of those practices fail to make the payments. As of September 30, 2001, the aggregate contingent liability of the Company related to all of these leases was approximately $5.2 million over the terms of the various lease agreements, which expire at various dates through 2007. Management has not been notified of any defaults that would materially affect the Company's financial position. The aggregate contingent lease obligation of $5.2 million excludes $150,000 of estimated lease obligations that have been accrued as of September 30, 2001, due to a possible failure by one of the entities to make the lease payments under a lease that was assigned to that entity by the Company. This estimated lease obligation is included in the accompanying condensed consolidated balance sheet under the caption "Other accrued expenses."

NOTE  8.  SUBSEQUENT  EVENT
---------------------------

In November 2001, the Company completed the sale of its managed care dental business located in Missouri and Kansas, which generated premium revenue of $1.3 million during the nine months ended September 30, 2001. The Company does not expect to report a gain or loss on the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. The Company desires to take advantage of these safe harbor provisions. In addition to the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission, the following risk factors should be considered in connection with this Quarterly Report on Form 10-Q for the period ended September 30, 2001.

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

The Company's ability to expand its business is affected by competition from a large number of other entities, many of which are much larger and have greater financial resources than the Company, that offer dental benefit plans in the markets in which the Company operates. There is a risk that the Company will not be able to increase revenues in the future through sales to new clients. In addition, employer groups and other purchasers of dental coverage continue to resist premium rate increases, while demanding a wide choice of dental care providers, and a high level of customer service. There is a risk that the Company will not be able to retain its existing clients at premium rates that are acceptable to the client and satisfactory to the Company.

There is also a risk that the number of subscribers covered by Company's dental and vision benefit plans will decrease due to layoffs and other workforce reductions by the Company's clients. Securing cost-effective contracts with dentists may become more difficult due to increased competition among dental plans for contracts with dental providers, and a possible decrease in the number of dentists in practice in the markets in which the Company operates. There is a risk that the Company will not be able to expand its business due to current or future overall economic conditions, recession, or terrorist activities.

There are risks associated with changes in the Company's operating and expansion strategies. There is a risk that the Company will be unable to continue to maintain or increase its earnings before interest, taxes, depreciation and amortization ("EBITDA"), or its net income, as any such maintenance or increase is dependent upon a multitude of factors including, but not limited to, the ability of the Company to identify additional opportunities to increase sales and reduce costs.

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

There is a risk that the cost of compliance with HIPPA will have a material impact on the selling, general and administrative expenses incurred by the Company, and accordingly, on its net income.

The Company's profitability depends, in part, on its ability to maintain effective control over its health care costs, while providing members with quality dental care. A variety of factors, such as utilization rates of dental services, the cost of dental services provided by dentists with non-standard compensation arrangements, changes in the value of the Company's assets, new technologies, the cost of dental services delivered by referral specialists, the amount of claims incurred by patients insured by the Company, and numerous other external influences could affect the Company's operating results.

All of the risks set forth herein could negatively impact the earnings of the Company in the future. The Company's expectations for the future are based on current information and its evaluation of external influences. Changes in any one factor could materially impact the Company's expectations related to revenue, premium rates, benefit plans offered, membership enrollment, the amount of health care expenses incurred, and profitability, and therefore, affect the forward-looking statements which may be included in this report. In addition, past financial performance is not necessarily a reliable indicator of future performance. An investor should not use historical performance alone to anticipate future results or future period trends for the Company.

RESULTS  OF  OPERATIONS

The following table shows the Company's results of operations as a percentage of revenue, and is used in the period-to-period comparisons discussed below.

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                  --------------------  --------------------
                                                     2001       2000       2001       2000
                                                  ---------  ---------  ---------  ---------
Premium revenue, net                                 100.0%     100.0%     100.0%     100.0%

Health care services expense                          69.4       71.3       69.7       72.4
Selling, general and administrative expense           29.1       30.2       29.8       31.3
                                                  ---------  ---------  ---------  ---------
Operating income (loss)                                1.5       (1.5)       0.5       (3.7)

Investment and other income                            1.0        1.9        1.4        1.5
Interest expense on debt that was converted
  to equity in 2001 (1)                                 --       (5.2)      (0.6)      (4.8)
Other interest expense                                (0.1)      (0.2)      (0.2)      (0.1)
                                                  ---------  ---------  ---------  ---------
Income (loss) before income taxes, discontinued
  operations and extraordinary item                    2.4       (5.0)       1.1       (7.1)
Income tax expense                                      --         --         --         --
                                                  ---------  ---------  ---------  ---------
Income (loss) before discontinued operations
  and extraordinary item                               2.4       (5.0)       1.1       (7.1)
Loss from discontinued operations                       --       (7.1)        --       (2.4)
Extraordinary item                                      --         --       17.6         --
                                                  ---------  ---------  ---------  ---------

  Net income (loss)                                    2.4%    (12.1)%      18.7%     (9.5)%
                                                  =========  =========  =========  =========

(1) Substantially all of the Company's debt was converted into convertible preferred stock effective January 31, 2001. See Note 4 to the accompanying condensed consolidated financial statements.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Premium revenue decreased by $3.8 million, or 15.5%, from $24.6 million in 2000 to $20.8 million in 2001. The average membership for which the Company provided dental coverage decreased by approximately 196,000 members, or 24.6%, from 797,000 members during 2000 to 601,000 during 2001. The decrease in the average number of members is due to the loss of a number of employer groups during the twelve months ended September 30, 2001. Premium revenue decreased by only 15.5% even though average membership decreased by 24.6%. This was primarily due to a shift in the product mix toward preferred provider ("PPO")/indemnity plans, which have significantly higher premium rates than managed care plans, a shift in the managed care product mix toward plans with higher benefit levels, and increases in premium rates.

Health care services expense decreased by $3.1 million, or 17.7%, from $17.6 million in 2000 to $14.5 million in 2001. Health care services expense as a percentage of premium revenue (the "loss ratio") decreased to 69.4% in 2001, from 71.3% in 2000. This decrease is partially due to a decrease in the loss ratio in the Company's managed care business, and partially due to a decrease in the loss ratio in the PPO/indemnity business. The decrease in the managed care loss ratio is primarily due to an increase in premium rates, including the impact of the loss of several large customers effective January 1, 2001, that had lower than average premium rates. The decrease in the PPO/indemnity loss ratio is partially due to an increase in premium rates, and partially due to a decrease in the average amount of incurred claims per member.

Selling, general and administrative ("SG&A") expenses decreased by $1.3 million, or 18.5%, from $7.4 million in 2000 to $6.1 million in 2001. SG&A expenses as a percentage of premium revenue decreased to 29.1% in 2001, from 30.2% in 2000. The decrease in SG&A expenses is due to cost reductions implemented in several categories, including depreciation expense, equipment rent, sales commissions, telecommunications, and others.

Investment and other income decreased by $265,000, or 55.4%, from $478,000 in 2000 to $213,000 in 2001. This decrease is primarily due to a decrease in interest rates on short-term fixed-income investments during the past year, and a decrease in interest income from notes receivable, due to the liquidation of a majority the Company's notes receivable during the past year.

Total interest expense decreased by $1.3 million, or 97.7%, from $1.3 million in 2000 to $31,000 in 2001. This decrease is primarily due to the conversion of substantially all of the Company's debt into convertible preferred stock effective January 31, 2001, which eliminated nearly all of the Company's interest expense.

The income (loss) before income taxes improved by $1.7 million, from a loss of $1.2 million in 2000 to income of $495,000 in 2001. The income (loss) before income taxes as a percentage of premium revenue improved from a loss of 5.0% in 2000 to income of 2.4% in 2001. This improvement was primarily due to a $1.3 million decrease in interest expense, and a decrease in SG&A expenses as a percentage of premium revenue from 30.2% to 29.1%, as discussed above.

There was a $1.8 million loss from discontinued operations in 2000, compared to zero in 2001. The loss in 2000 was the result of reducing the carrying value of "Assets of discontinued operations transferred under contractual arrangements" to their estimated realizable value, in connection with the sale of those assets in October 2000. See Note 3 to the accompanying condensed consolidated financial statements for more information on this transaction.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Premium revenue decreased by $9.3 million, or 12.8%, from $73.3 million in 2000 to $63.9 million in 2001. The average membership for which the Company provided dental coverage decreased by approximately 202,000 members, or 24.4%, from 828,000 members during 2000 to 626,000 during 2001. The decrease in the average number of members is due to the loss of a number of employer groups during the twelve months ended September 30, 2001. Premium revenue decreased by only 12.8% even though average membership decreased by 24.4%. This was primarily due to a shift in the product mix toward PPO/indemnity plans, which have significantly higher premium rates than managed care plans, a shift in the managed care product mix toward plans with higher benefit levels, and increases in premium rates.

Health care services expense decreased by $8.4 million, or 16.0%, from $53.0 million in 2000 to $44.6 million in 2001. The loss ratio decreased to 69.7% in 2001, from 72.4% in 2000. This decrease is partially due to a decrease in the loss ratio in the managed care business, and partially due to a decrease in the loss ratio in the PPO/indemnity business. The decrease in the managed care loss ratio is primarily due to an increase in premium rates, including the impact of the loss of several large customers effective January 1, 2001, that had lower than average premium rates. The decrease in the PPO/indemnity loss ratio is partially due to an increase in premium rates, and partially due to a decrease in the average amount of incurred claims per member.

SG&A expenses decreased by $4.0 million, or 17.1%, from $23.0 million in 2000 to $19.0 million in 2001. SG&A expenses as a percentage of premium revenue decreased to 29.8% in 2001, from 31.3% in 2000. The decrease in SG&A expenses as a percentage of premium revenue is due to cost reductions implemented in several categories, including depreciation expense, equipment rent, telecommunications, sales commissions, and others.

Investment and other income decreased by $212,000, or 19.0%, from $1.1 million in 2000 to $903,000 in 2001. This decrease is primarily due to a decrease in interest income from notes receivable, due to the liquidation of a majority the Company's notes receivable during the past year. The liquidation of notes receivable was partially offset by realized gains on the sale of investments in 2001.

Total interest expense decreased by $3.1 million, or 86.2%, from $3.6 million in 2000 to $495,000 in 2001. This decrease is primarily due to the conversion of substantially all of the Company's debt into convertible preferred stock effective January 31, 2001, which eliminated nearly all of the Company's interest expense.

The income (loss) before income taxes and extraordinary item improved by $5.9 million, from a loss of $5.2 million in 2000 to income of $728,000 in 2001. The income (loss) before income taxes and extraordinary item as a percentage of premium revenue improved to income of 1.1% in 2001, from a loss of 7.1% in 2000.

This improvement was primarily due to a $3.1 million decrease in interest expense, a decrease in SG&A expenses as a percentage of revenue to 29.8% in 2001, from 31.3% in 2000, and a decrease in the loss ratio to 69.7% in 2001, from 72.4% in 2000, as discussed above.

There was a $1.8 million loss from discontinued operations in 2000, compared to zero in 2001. The loss in 2000 was the result of reducing the carrying value of "Assets of discontinued operations transferred under contractual arrangements" to their estimated realizable value, in connection with the sale of those assets in October 2000. See Note 3 to the accompanying condensed consolidated financial statements for more information on this transaction.

There was an extraordinary gain of $11.3 million in 2001, compared to zero in the same period in 2000. The extraordinary gain resulted from the conversion of substantially all of the Company's debt into convertible preferred stock. See
Note 4 to the accompanying condensed consolidated financial statements for more information on this transaction.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company used $1.9 million of net cash in operating activities during the nine months ended September 30, 2001, compared to $2.3 million in the same period in the prior year. During the first nine months of 2001, net cash provided by net income, as adjusted for non-cash items, was $2.2 million, as reflected on the accompanying condensed consolidated statement of cash flows. This $2.2 million of net cash provided was offset by $1.7 million of net cash used to reduce accrued expenses, $1.4 million used to reduce accounts payable, and $1.2 million used to reduce claims payable and claims incurred but not reported ("IBNR").

The reduction in accrued expenses was partially due to payments made in 2001 to reduce the obligations assumed in connection with the re-sale of certain dental practices, as discussed in Note 3 to the accompanying condensed consolidated financial statements. The reduction was also partially due to a decrease in accrued premium taxes, which is due to normal variations in the timing of quarterly payments. The reduction in claims payable and claims IBNR was primarily due to a decrease in the processing time for payment of provider claims during the first nine months of 2001. The Company used $2.3 million of net cash in operating activities during the first nine months of 2000, which was primarily due to the fact that $2.7 million of net cash was used in the Company's net loss, after all adjustments to reconcile the net loss to net cash used in operating activities. The significant improvement in the Company's operating results is discussed above under Results of Operations.

Net cash provided by investing activities was $2.1 million in 2001, compared to net cash of $8.7 million used by investing activities in 2000. Net cash used by investing activities in 2000 was primarily due to the purchase of investments with the $8.0 million proceeds from the borrowing on March 1, 2000, as discussed in Note 4 to the accompanying condensed consolidated financial statements. Net cash provided by investing activities in 2001 consisted primarily of the liquidation of notes receivable, and the net sale of investments to finance a portion of the reductions in current liabilities noted above.

Net cash used by financing activities was $67,000 in 2001, compared to net cash of $10.4 million provided by financing activities in 2000. The net cash provided by financing activities in 2000 was primarily due to the $8.0 million borrowing on March 1, 2000, as discussed above, and $2.8 million of accrued interest that was converted into equity as of January 31, 2001, as discussed in Note 4 to the accompanying condensed consolidated financial statements.

The Company's net working capital improved from negative $50.9 million as of December 31, 2000, to positive $3.9 million as of September 30, 2001, primarily due to the conversion of $52.5 million of debt and accrued interest into convertible preferred stock, as discussed in Note 4 to the accompanying condensed consolidated financial statements. Excluding the obligations that were converted to equity, the Company's net working capital increased to $3.9 million as of September 30, 2001, from $1.6 million as of December 31, 2000. This improvement is primarily due to $2.3 million of income before depreciation and amortization, and before the extraordinary item, in the nine months ended September 30, 2001.

The Company's total short-term and long-term debt decreased to $0.3 million at September 30, 2001, from $48.0 million at December 31, 2000, due to the conversion of substantially all of the Company's debt into convertible preferred stock effective January 31, 2001. See Note 4 to the accompanying condensed consolidated financial statements for more information on this transaction. The Company believes it has adequate financial resources to continue its current operations for the foreseeable future.

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

PART  II.     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The Company is subject to various claims and legal actions in the ordinary course of business. The Company believes all pending claims either are covered by liability insurance maintained by the Company or by dentists in the Company's provider network, or will not result in a significant adverse outcome. In
December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. On September 12, 2000, after the plaintiffs had filed a first amended complaint, the Federal District Trial Court dismissed the lawsuit with prejudice, stating that the plaintiffs had failed to state a claim against the Company and its officers. On October 6, 2000, the plaintiffs filed an appeal of the dismissal of the lawsuit, and that appeal is currently pending. The Company has directors and officers liability insurance and intends to vigorously contest the appeal. In the opinion of management, the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

          EXHIBIT               DESCRIPTION
          -------               -----------

            --                   None.

(B)  REPORTS  ON  FORM  8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on the 10th day of November 2001.

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