Form 10-K
period 2001-12-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 2002-03-29
CIK 727303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001      Commission File Number 0-12050


                       SAFEGUARD HEALTH ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                              52-1528581
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
   incorporation  or  organization)

                            95 ENTERPRISE, SUITE 100
                       ALISO VIEJO, CALIFORNIA 92656-2605
              (Address of principal executive offices)  (Zip Code)

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

                                YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2002, was $5,052,000. The number of shares of the registrant's common stock outstanding as of March 15, 2002, was 4,820,832 (not including 3,266,755 shares held in treasury).

                                    SAFEGUARD HEALTH ENTERPRISES, INC.
                                            INDEX TO FORM 10-K

                                                                                                     PAGE
                                                                                                     ----
PART I:

  Item 1.     Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

  Item 2.     Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

  Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

  Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .   17

PART II:

  Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . .   17

  Item 6.     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations   19

  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . .   26

  Item 8.     Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . .   27

  Item 9.     Changes in and Disagreements with Independent Accountants on Accounting and
              Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27

PART III:

  Item 10.    Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . . .   27

  Item 11.    Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29

  Item 12.    Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . .   30

  Item 13.    Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . .   32

PART IV:

  Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K. . . . . . . . . . .   33

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34


                                       (i)

                                     PART I

ITEM  1.  BUSINESS
------------------

In addition to historical information, the description of business below includes certain forward-looking statements regarding SafeGuard Health Enterprises, Inc. and its subsidiaries (the "Company"), including statements about growth plans, business strategies, future operating results, future financial position, and general economic and market events and trends. The
Company's actual future operating results could differ materially from the results indicated in the forward-looking statements as a result of various events that cannot be predicted by the Company. Those possible events include an increase in competition, changes in health care regulations, an increase in dental care utilization rates, new technologies, an increase in the cost of dental care, the inability to contract with an adequate number of participating providers, the inability to efficiently integrate the operations of acquired businesses, the inability to realize the carrying value of the escrow account containing a portion of the proceeds from the re-sale of the assets of certain dental and orthodontic practices, the inability to realize the carrying value of certain long-term promissory notes owed to the Company, natural disasters, loss of key management, and other risks and uncertainties as described below under "RISK FACTORS." The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

(a)  GENERAL  DEVELOPMENT  OF  BUSINESS

The Company provides a wide range of dental benefit plans, including HMO plan designs and preferred provider organization ("PPO")/indemnity plan designs. The Company also provides vision benefit plans, administrative services, and preferred provider organization services. The Company conducts its business through several subsidiaries, one of which is an insurance company that is licensed in a number of states, and several of which are dental HMO plans that are each licensed in the state in which it operates. The Company's operations are primarily in California, Texas and Florida, but it also operates in a number of other states.

The Company's predecessor, SafeGuard Health Plans, Inc., a California corporation, (the "California Plan") commenced operations in 1974 as a nonprofit corporation. The California Plan converted to for-profit status in December 1982 and is currently a subsidiary of the Company. SafeGuard Health Enterprises, Inc. (the "Parent") was incorporated in California in November 1982 and acquired the California Plan in December 1982. In August 1987 the Parent reincorporated in Delaware. Unless the context requires otherwise, all references to the "Company" or "SafeGuard" mean SafeGuard Health Enterprises, Inc. and its subsidiaries.

The Company completed four acquisitions during the last ten (10) years, which account for a significant portion of the Company's current operations. In September 1992, the Company acquired a California life insurance company and used this entity to begin offering PPO/indemnity dental plan designs to its customers. In August 1996, the Company acquired a dental HMO company located in Texas, which had approximately $12 million of annual revenue at the time of the acquisition. In May 1997, the Company acquired a dental HMO company located in Florida, which had approximately $7 million of annual revenue at the time of the acquisition. In August 1997, the Company acquired another indemnity insurance company, which had no active business but was licensed in a number of states in which the Company was not previously licensed. The Company is currently licensed as a dental HMO in nine states, and as an indemnity insurance company in 20 states. However, substantially all of its revenue is generated in California, Florida and Texas.

The Company sold all of its general dental practices in 1996 and 1997, and sold all of its orthodontic practices in 1998. Certain of the general dental practices and all of the orthodontic practices were sold to a single purchaser (the "Purchaser"), in exchange for $23.0 million of long-term promissory notes. Due to uncertainty about the Purchaser's ability to meet its commitments to the Company under the promissory notes, the Company did not treat the transactions with the Purchaser as sales for accounting purposes, notwithstanding the fact that these transactions were legally structured as sales. The Purchaser ultimately defaulted on its obligations to the Company, and in October 2000, the Company completed a transaction in which the general dental and orthodontic practices sold to the Purchaser were re-sold to another third party (the "New Purchaser"). All of the revenues and expenses related to the general dental and orthodontic practices are reflected in the accompanying consolidated financial statements under "discontinued operations" in all applicable periods. See Note 2 to the accompanying consolidated financial statements for more information about these transactions, including the accounting treatment applied to the transactions with the Purchaser.

The Company's executive offices are located at 95 Enterprise, Suite 100, Aliso Viejo, California 92656-2605. Its telephone number is 949.425.4300 and its fax number is 949.425.4586.

DENTAL  CARE  MARKETPLACE

The total market for dental care services and for dental benefit plans has grown rapidly in recent years. The United States Health Care Financing Administration ("HCFA") reported that total expenditures for dental care in the United States increased from approximately $44.5 billion in 1995 to an estimated $60.0 billion in 2000. The National Association of Dental Plans (the "NADP") estimated that the number of people in the United States that were enrolled in some type of dental benefit plan increased from 113 million in 1995 to 159 million in 2000.

The cost of dental services has increased in recent years at a rate higher than that for consumer goods as a whole. The United States Bureau of Labor Statistics (the "BLS) reported that the consumer price index ("CPI") for dental services for all urban consumers increased by 25.0% from 1995 to 2000, while the CPI for all items for all urban consumers increased by 13.0% during the same period. HCFA reported that expenditures for dental services accounted for approximately 4.6% of total national health care expenditures during 2000. As a result of increases in the cost of dental services, the Company believes that employers and other purchasers of dental care benefits have a significant interest in effectively managing the cost of dental care benefits.

As noted above, the NADP estimated that approximately 159 million people, or approximately 57% of the total population of the United States, were enrolled in some type of dental benefit plan in 2000. The United States Census Bureau estimated that approximately 238 million people, or approximately 86% of the total population of the United States, were covered by some type of medical benefit plan in 2000. The Company believes the number of people without dental coverage represents an opportunity for dental benefits companies to increase their enrollments.

The NADP estimated that enrollment in dental HMO plans increased from approximately 19.8 million people in 1995 to approximately 26.6 million people in 2000. However, the NADP also estimated that enrollment in dental HMOs decreased slightly during the latter part of that period, from 27.2 million people in 1997 to 26.6 million people in 2000. The Company believes the primary reason that total enrollment in dental HMOs has not increased in recent years is that most purchasers desire greater flexibility in the choice of providers than is generally afforded by dental HMOs, and the size of dental HMO provider networks has not kept pace with the growth in the dental benefits market.

The dental HMO business is characterized by participation of several large, national insurance companies and numerous independent organizations. The NADP estimated that there were approximately 90 firms offering dental HMO plans in the United States in 2000.

In recent years, there has been a significant increase in the enrollment in dental insurance plans that include PPO networks, which typically provide greater flexibility in the member's choice of providers than a dental HMO. Under these plans, the insurance company creates a PPO network by negotiating reduced fees with dentists in exchange for including the dentists in a "preferred provider" panel that is distributed to subscribers who are enrolled in the PPO dental plan. The subscribers who are enrolled in the plan receive a higher level of benefits, in the form of reduced out-of-pocket expense at the time of service, if they choose to receive services from a dentist in the PPO network. The NADP estimated that enrollment in fully insured PPO dental plans has grown from approximately 8.8 million people in 1995 to approximately 25.2 million people in 2000. The Company believes that PPO dental plans have been rapidly gaining in popularity because they provide customers with a balance of cost-effectiveness and flexibility in the choice of providers.

The average monthly cost of dental insurance coverage is much lower than medical insurance coverage. Dental care is provided almost exclusively on an outpatient basis, and general dentists, as opposed to specialists, perform most dental procedures. Most dental problems are not life threatening and do not represent serious impairments to overall health. Therefore, there is a higher degree of discretion exercised by patients in determining when or whether to obtain dental services, and a higher degree of sensitivity to the cost of dental services. Many dental conditions have a range of appropriate courses of treatment, each of which has a different out-of-pocket cost for patients who are covered by a dental insurance plan. For example, a deteriorated filling may be replaced with another filling (a low-cost alternative), a pin-retained crown build-up (a more costly alternative), or a crown with associated periodontal treatment (the most costly alternative). The design of a patient's dental insurance plan can have an impact on the type of dental services selected by the patient or recommended by the dentist. Dental benefit plans generally do not include coverage for hospitalization, which is typically the most expensive component of medical services. In addition, co-payments and co-insurance payments made by patients under dental plans typically represent a larger share of the total cost of dental care, compared to the share of the total cost of medical care that is paid by patients under medical coverage plans.

Common features of dental PPO and indemnity plans include annual deductibles of varying amounts, maximum annual benefits of $2,000 or less per person and significant patient cost-sharing. Patient cost-sharing typically varies by the type of dental procedure, ranging from little or no cost-sharing for preventive procedures to 50% or more cost-sharing for bridgework or dentures, and even greater cost-sharing for orthodontic care. The relatively high patient cost-sharing and the relatively predictable nature of the need for dental services substantially reduces the underwriting risk of dental PPO and indemnity plans, compared to the underwriting risk of a medical insurance plan, which typically covers catastrophic illnesses and injuries.

Under a dental PPO or indemnity plan, dentists have little incentive to deliver cost-effective treatments because they are compensated on a unit-of-service basis. In contrast, under a dental HMO plan, each general dentist is typically reimbursed primarily in the form of a fixed monthly payment for each member who selects that dentist as his or her primary dental care provider (a "capitation" payment). In some cases, the general dentist also receives supplemental payments from the dental HMO for performing certain procedures, in addition to the capitation payments. Under a dental HMO plan, each dentist also typically receives co-payments from the patient for certain dental services, in addition to the capitation and supplemental payments from the dental HMO. The co-payments and supplemental payments mitigate the level of utilization risk assumed by the dentist, but are typically small enough to discourage the dentist from delivering treatments that are not cost-effective. Capitation payments create an incentive for dentists to emphasize preventive care, to deliver cost-effective treatments, and to develop a long-term relationship with their patients. Capitation payments also substantially reduce the dental HMO plan's underwriting risk associated with varying utilization of dental services.

(b)  FINANCIAL  INFORMATION  ABOUT  SEGMENTS

The Company has only one reportable business segment, which provides dental benefit plans to employers, individuals and other purchasers.

(c)  NARRATIVE  DESCRIPTION  OF  BUSINESS

GENERAL  DESCRIPTION  OF  THE  COMPANY

The Company provides dental benefit plans, vision benefit plans and other related products, to government and private sector employers, associations, and individuals. The Company currently has group contracts with over 3,000 employer or association groups and delivers dental or vision services to approximately 625,000 covered individuals. Dental care is provided to the covered individuals through its HMO network of approximately 4,400 dentists, and through a PPO network of approximately 10,200 dentists.

Under the Company's dental benefit plans that have an HMO plan design, its customers pay a monthly premium for each subscriber enrolled in the plan, which is fixed for a period of one to two years. The amount of the monthly premium varies depending on the dental services covered, the amount of the member co-payments that are required for certain types of dental services, and the number of dependents enrolled by each subscriber. Each subscriber and dependent is required to select a general dentist from the Company's HMO provider network, and to receive all general dental services from that dentist. A referral to a specialist must be requested by the general dentist and approved in advance by the Company. The approval by the Company confirms that the referral is for a service covered by the member's benefit plan. Under HMO plan designs, subscribers and dependents are not required to pay deductibles or file claim forms, and are not subject to a maximum annual benefit.

Under the Company's dental benefit plans that have a PPO/indemnity plan design, its customers also pay a monthly premium for each subscriber enrolled in the plan, which is fixed for a period of one year. The amount of the monthly premium varies depending on the dental services covered, the amount of the annual deductible, the portion of the cost of dental services that is paid by the subscriber or dependent, the maximum annual benefit amount, the geographic location of the group, and the number of dependents enrolled by each subscriber.

Under PPO/indemnity plan designs, subscribers are required to pay deductibles and co-payments that are typically higher than the co-payments required under a dental HMO plan, and the benefits covered are typically subject to an annual maximum amount. However, under PPO/indemnity plan designs, subscribers and dependents can choose to receive dental services from any dentist of their choice. If the subscriber or dependent chooses to receive services from a dentist in the PPO network, the services will typically cost less than if the services were delivered by a dentist not contracted with the Company's PPO network.

The Company's goal is to be a leading dental benefits provider in its primary markets of California, Florida and Texas, but it also provides dental benefit plans in a number of other states. The Company offers a comprehensive range of dental benefit plans that is based on a set of standard plan designs that are available in each of the markets in which the Company operates. Additionally, for large clients, the Company has the information technology and flexibility to deliver highly customized benefit plans.

Under the Company's vision benefit plans, customers pay a monthly premium for each subscriber enrolled in the plan, which is fixed for a period of one to two years. The monthly premium varies depending on the vision services covered, the member co-payments required for certain vision services, and the number of dependents enrolled by each subscriber. Under the Company's vision plans, subscribers and dependents can choose to receive vision services from any licensed provider of their choice. If the subscriber or dependent chooses to receive services from a provider in the PPO network, the amount paid by the subscriber or dependent at the time of service is typically less than it would be if the services were delivered by a provider outside of the PPO network

The Company uses multiple distribution channels to sell its products. The large employer market is targeted by developing relationships with benefits consulting firms that are often engaged by large employers to assist them in selecting the best dental plans. The Company utilizes its senior management, outside consultants, and its internal sales force to develop relationships with benefits consulting firms and with potential large customers. The Company primarily uses its internal sales force to sell the Company's products to mid-size employer groups, by developing relationships with independent brokers, and to a lesser extent, by contacting potential customers directly. The Company recently established a telephonic small group sales and service function in each of its three primary markets, which focuses on developing the small group market and providing quality service to existing customers in a cost-effective manner. In addition, the Company has recently developed new products and new distribution channels for the individual dental benefit plan market, which the Company believes has growth potential. The Company's dental plans are also offered to medical HMOs, which include the Company's dental plans in comprehensive medical plans offered by those medical HMOs. In some cases, the Company utilizes general agency relationships, which generally target small employers and individuals.

The Company is committed to providing quality dental care to its members through a network of qualified, accessible dentists. By providing a wide range of dental benefit plan designs, including HMO and PPO/indemnity plan designs, the Company is able to maintain a competitive network of providers by delivering patients to dentists under both types of provider reimbursement. In addition, the Company offers stand-alone administrative services and PPO access products to its customers, which deliver additional patient volume to its contracted providers. The Company has provider relations representatives who maintain the network of providers in each of the Company's significant geographic markets. The local knowledge and expertise of these representatives enables the Company to develop and maintain competitive provider networks, which is an important factor to employers in selecting a dental benefit plan.

GEOGRAPHIC  MARKETS

The Company operates primarily in California, Florida and Texas and its marketing activities are currently focused on these states. It also maintains dental HMO and dental PPO provider networks in several other states, and obtains new business in those other states from time to time. The Company uses its provider networks in other states to serve employees of customers in its primary markets who are located outside of California, Florida and Texas.

The Company started its business in California, and expanded to Texas and Florida primarily through the acquisition of two dental HMO companies located in those two states. It is possible that the Company could expand its operations to additional states as a result of future acquisitions or new or expanded customer contracts, although the Company has no current plans to do so.

PRODUCTS

The Company operates primarily in a single business segment, which is providing dental benefit plans to employers, individuals and other purchasers. The Company provides a broad range of dental benefit plan designs, depending on the demands of its customers. In addition to offering a range of benefit plan designs, the Company offers dental benefit plans with a restricted choice of providers, through its HMO plans, plans with financial incentives to use network providers, through its PPO plans, and benefit plans with an unrestricted choice of providers, through its indemnity plans. Premium rates for each benefit plan are adjusted to reflect the benefit design, the cost of dental services in each geographic area, and whether the covered individuals can select any provider at the time of service. In addition to dental benefit plans, the Company also offers other related products, as described below. The revenue currently generated by these other related products is not significant compared to the revenue generated by the Company's dental benefit plans.

Dental HMO Plan Designs. The Company offers a comprehensive range of dental HMO plan designs, which typically cover basic dental procedures, such as examinations, x-rays, cleanings and fillings, for no additional charge at the time of service, although some benefit designs require the member to pay a small co-payment for each office visit. Dental HMO plans also typically cover more extensive procedures provided by the general dentist, such as root canals and crowns, as well as procedures performed by specialists contracted with the Company, including oral surgery, endodontics, periodontics, orthodontics, and pedodontics, in exchange for member co-payments that vary depending on each member's benefit plan design. Any procedure performed by a specialist must be requested by the member's general dentist and approved in advance by the Company, in order for the procedure to be a covered benefit. The Company's dental HMO plans also cover emergency out-of-area treatments that are required when a member is temporarily outside the geographic area served by his general dentist.

Under a dental HMO plan, each subscriber and dependent selects a general dentist from the Company's HMO provider network, and receives all general dental services from that dentist. The general dentist selected by each member receives a monthly capitation payment from the Company, which is designed to cover most of the total cost of the general dental services delivered to that member. The monthly capitation payment does not vary with the nature or the extent of dental services provided to the member by the general dentist, but is variable based on the particular benefit plan purchased by each member. In exchange for the monthly capitation payments, the general dentist provides dental services to members of the Company's HMO plans, based on the benefit design of each member's benefit plan. In addition to the capitation payments, the general dentist also receives co-payments from the members for certain types of services, and may receive supplemental payments from the Company for certain types of services. The Company typically pays for services delivered by a specialist based on a negotiated fee schedule.

Dental PPO/Indemnity Plan Designs. The Company offers a comprehensive range of dental PPO/indemnity plan designs, subject to regulatory restrictions. PPO/indemnity dental plan designs typically cover the same dental procedures as dental HMO plan designs. Under the Company's PPO/indemnity dental plan designs, the covered individuals are required to make a co-insurance payment at the time of each service, which is typically higher than the co-payments required under a dental HMO plan design. In addition, the benefits covered under the Company's PPO/indemnity dental plan designs are subject to annual deductibles and annual benefit maximums, which is not the case under the Company's dental HMO plan designs.

Under PPO/indemnity dental plan designs, subscribers and dependents can choose to receive covered services from any licensed dentist. In the case of a benefit plan that includes a PPO component, the co-insurance amounts paid by the covered individual are reduced if he or she chooses to receive services from a dentist in the Company's preferred provider network. In addition, the covered individual's annual deductible is typically waived if he or she chooses to receive all dental services from a dentist in the Company's preferred provider network. The Company pays for services delivered by dentists in its preferred provider network based on negotiated fee schedules, which together with any coinsurance payment due from the patient, constitutes payment in full for the services delivered (i.e., there is no "balance billing" by the provider). The Company pays for services delivered by non-contracted providers based on usual and customary dental fees in each geographic area, and the provider may bill the patient for any difference between his or her standard fee and the amount paid by the Company. The Company believes that offering an indemnity dental plan with a PPO network is an attractive way to enter geographic areas where few dentists have agreed to participate in HMO networks. In such areas, participation in the PPO network can serve as a transitional step for dentists, between the traditional system of reimbursement based on usual and customary fees, to participation in an HMO network. PPO/indemnity dental plan designs subject the Company to more significant underwriting risks than dental HMO plan designs, because the Company assumes all the risk related to varying utilization rates.

The Company believes that PPO/indemnity plan designs are attractive to employers and other purchasers because they are a cost-effective alternative to traditional indemnity insurance, and they offer more freedom of choice of providers than dental HMO plan designs.

Defined Benefit Dental Plans. The Company offers a series of defined benefit dental insurance plans. Under these plans, subscribers and dependents are reimbursed a fixed amount for each procedure performed, regardless of which provider performs the procedure. One innovative feature of this product is that certain plan designs include coverage for dental implants, which are typically excluded from other types of dental benefit plans. This product is also sold with or without orthodontic coverage. Defined benefit plans are designed for customers who want to avoid the restrictions of a network-based plan, while paying a monthly premium that is significantly less than that of a typical PPO/indemnity plan. Because this product is not dependent on a provider network, it can be marketed to potential customers who are located outside of the areas covered by the Company's HMO and PPO provider networks.

Dual Option Product. The Company frequently combines one of its dental HMO plan designs with one of its PPO/indemnity plan designs to create a "dual option" product for its groups. As a result, each subscriber can choose whether to enroll in the dental HMO plan design or the PPO/indemnity plan design. By offering a dual option product, the Company can offer its subscribers more flexibility, and can capture a larger portion of the total dental benefits expenditures by each of its groups. This product also allows the Company to offer a dental HMO plan design to cost-conscious customers, while also providing a PPO/indemnity plan design for coverage to employees who are located outside the geographic area served by the Company's HMO provider network, or are willing to pay for greater flexibility. Certain states, including Nevada and Oklahoma, require that dental HMO plan designs be offered only as part of a dual option product and other states may do so in the future.

Vision Benefit Plans. The Company offers a vision benefit plan to employer groups, which covers routine eye care in exchange for a fixed monthly premium. In addition to routine optometric care, vision plans offered by the Company generally cover a portion of the cost of glasses or contact lenses. The vision plans generally cover only frames, lenses and contact lenses if the covered individual has separate medical coverage for the cost of routine eye exams.
Under the vision plan, subscribers can choose to receive services from any licensed optometrist or ophthalmologist of their choice. Alternatively, they can choose to receive services from an optometrist or ophthalmologist in the preferred provider network, in which case their co-insurance payments at the time of service would be reduced. Currently, the annual revenue from vision benefit plans is not material.

Other Dental Benefits Products. For self-insured customers, the Company offers claims administration under an administrative services only ("ASO") arrangement, under which the Company does not assume the underwriting risk. The Company receives an administrative fee to process claims and the underwriting risk is retained by the customer sponsoring the self-insured plan. The Company also provides access to its PPO network for a fixed monthly fee based on the number of subscribers covered by the product. Under this product, the providers in the PPO network offer a reduced fee schedule for services provided to participating patients. The Company makes no payments to the providers in the PPO network under this product. Currently, the annual revenue from ASO and PPO network access products is not material.

MARKETING

The Company markets its products to employer groups, individuals and other purchasers primarily through independent brokers and consultants. Independent brokers are typically engaged by employer groups and other purchasers to select the dental plan that best suits the needs of the purchaser's employees, in terms of price, benefit design, geographic coverage of the provider network, financial stability, reputation for customer service, and other factors. Brokers are typically paid by the Company, based on a specified percentage of the premium revenue collected from each group contract generated by the broker. Large employers typically engage consultants, instead of brokers, to assist them in selecting the dental plan that best suits their needs. The consultants generally perform the same function as brokers, but are typically paid by the employer instead of the Company. Consequently, large employers expect to pay premium rates that have been reduced to reflect the fact that the Company is not paying a broker commission. Brokers and consultants do not market the Company's benefit plans on an exclusive basis.

The Company has an internal sales force that is paid through a combination of salary and incentive compensation based on the revenue generated by each salesperson. The function of the internal sales force is primarily to cultivate relationships with brokers and consultants, and to help brokers and consultants present the Company's benefit plans to their clients in the most favorable way. A small portion of the Company's sales are generated directly by its internal sales force. The Company generally uses the same brokers, consultants and internal sales force to market all of its products.

After an employer group or other purchaser decides to make the Company's benefit plan available to its employees, the Company's marketing efforts shift to the potential subscribers. Typically, employees participate in an annual open enrollment process, under which they select the employee benefit plans they wish to use for the upcoming year. During the open enrollment process, employees typically choose between benefit plans offered by the Company and benefit plans offered by competitors of the Company, and in some cases, whether to purchase any benefit plans at all. In the case of some employers, the Company's benefit plans are offered to employees on an exclusive basis. Generally, employees can enroll in the Company's benefit plans or cancel their participation in the Company's benefit plans only during this annual open enrollment process.

In addition to an internal sales force, the Company also employs account managers who are responsible for promoting retention of the clients and subscribers enrolled in the Company's benefit plans, and marketing additional products to existing customers. These account managers are responsible for supporting the customer's open enrollment process to ensure that difficulties experienced by the customer during this process are minimized, and that the number of subscribers who enroll in the Company's benefit plans is maximized. The account managers perform this function for both new employer groups and renewing employer groups. Account managers are paid a salary plus incentive compensation for selling additional products to existing customers.

RATING  AND  UNDERWRITING

The Company develops the premium rates for each of its benefit plans, including rate adjustments that depend on various group-specific underwriting variables, based on past experience with similar products, and based on actuarial analysis using industry claims cost information.

When the Company has the opportunity to submit a proposal for a benefit plan to a potential customer, it first obtains certain basic underwriting information from the prospective client. This information includes whether the potential customer currently has dental coverage, the benefit design of the existing dental coverage, the geographic location of the potential customer's employees, the number of employees and dependents who are currently enrolled and the number who are eligible for coverage, the portion of the cost of dental coverage that is paid by the employer, whether the potential customer is considering making the Company the exclusive provider of dental coverage, and other similar information. The Company then evaluates this information to assess the underwriting risk associated with providing a dental benefit plan to the potential customer. Based on this evaluation, the Company either makes a proposal that includes a benefit design and premium rates that take into account the Company's risk assessment, or declines to make a proposal due to an excessive amount of underwriting risk, or the lack of compatibility between the Company's provider network and the location of the potential client's employees.

CLIENTS  AND  CUSTOMER  CONTRACTS

The Company currently provides services to an aggregate of approximately 625,000 individuals, who participate in the Company's benefit plans primarily through group contracts with over 3,000 employers and other purchasers of dental benefits. The Company's customers include many large employers, including Boeing Corporation, City of Dallas, County of Los Angeles, Joint Council of Teamsters #42 Welfare Trust, Southern California Edison, Southern California Gas Company, and State of California, among others. A small portion of the total covered individuals participates in the Company's benefit plans through individual dental HMO plans purchased from the Company. No single customer accounts for five percent (5%) or more of the Company's total premium revenue.

The Company's group contracts generally provide for a specified benefit program to be delivered to plan participants for a period of one to two years at a fixed monthly premium rate for each subscriber type. The contracts typically provide for termination by the customer upon 60 days written notice to the Company.

PROVIDER  NETWORKS

The Company currently has approximately 4,400 dentists in its HMO network, and has approximately 10,200 dentists in its PPO network. The Company believes that a key element in the success of a dental benefits company is an extensive network of participating dentists in convenient locations. The Company believes that dentists who participate in its HMO and PPO networks are willing to provide their services at reduced fees in exchange for a steady stream of revenue from patients enrolled in the Company's benefit plans. In addition, this revenue source for the dentist is relatively free from collection problems and administrative costs sometimes associated with other types of patients. Therefore, qualified dentists and/or dental groups have generally been available and willing to participate in the Company's HMO and PPO networks in order to supplement the patients for which they are paid usual and customary fees.

The Company requires that all dentists in its HMO network meet certain quality assessment program standards. Those standards include current professional license verification, adequate liability insurance coverage, a risk management review of the dental office facility to ensure that Occupational Safety and Health Act ("OSHA") requirements and other regulatory requirements are met, an inspection of the office's sterilization practices, and a review of the dental office location, including parking availability and handicap access.

The Company compensates each general dentist in its HMO network primarily through monthly capitation payments. Each general dentist receives a fixed monthly payment for each subscriber or dependent that selects that dentist as his or her primary dentist. The amount of the capitation payment related to each member varies based on the plan design in which the member is enrolled, but does not vary with the nature or extent of the dental services provided to the member. In addition to capitation payments, the general dentists may receive supplemental payments from the Company and co-payments from the patients. The Company makes a fixed supplemental payment to the general dentist each time the dentist delivers specified procedures to members enrolled in certain plans, who have selected that dentist as their general dentist. The amount of the supplemental payment varies depending on the specific procedure performed, and the amount of the co-payment collected from the member, which varies with the benefit plan design. Supplemental payments are designed to mitigate the risk to the dentist associated with procedures that require the payment of a laboratory fee by the dentist, and members who require an extensive amount of dental services. Supplemental payments are low enough to avoid providing an incentive for the dentist to deliver services that are not cost-effective. The Company believes the use of supplemental payments provides for a higher level of member and provider satisfaction with the Company's dental HMO plans. The general dentist also receives co-payments from the members for certain types of services, which vary based on the plan design under which each member is covered. No individual dental office provides services to five percent (5%) or more of the members enrolled in the Company's managed care plans.

The Company's dental HMO network also includes specialists in the areas of endodontics, oral surgery, orthodontics, pedodontics, and periodontics. In order for a member to receive services from a specialist, those services must be requested by the member's general dentist and approved in advance by the Company. Specialists are reimbursed by the Company based on a negotiated fee schedule, and also receive co-payments from members based on the benefit plan design under which each member is covered.

Dentists in the Company's PPO network are compensated based on a negotiated fee schedule that is generally 20 to 40 percent less than the usual and customary fees for that provider's geographic area. Non-contracted dentists who provide services to subscribers and dependents enrolled in PPO plans are compensated based on usual and customary fees in each geographic area, and may bill the subscriber or dependent for any remaining balance.

The Company employs provider relations representatives who are based in the geographic markets served by the Company. These representatives are responsible for developing and maintaining the Company's network of HMO and PPO dentists. They negotiate contracts with dentists and also assist the network providers in the administration of the Company's benefit plans. In the event that a network dentist terminates his relationship with the Company, the provider relations representative is responsible for recruiting new providers to meet the needs of the patients enrolled in the Company's benefit plans.

The dentists in the Company's HMO and PPO networks are free to contract with other dental benefit plans, and both the provider and the Company can typically terminate the contract at any time upon 60 days prior written notice. In accordance with the contract, the Company may also terminate the contract "for cause" upon 15 days prior written notice. The Company can also change the reimbursement rates, member co-payments, and other financial terms and conditions of the contract at any time, with ten (10) days notice to the provider. The Company's contracts with dentists in its HMO and PPO networks require the dentists to maintain professional liability insurance with a minimum coverage of $200,000 per claim, and $600,000 in the aggregate per year, and to indemnify the Company for claims arising from the dentist's acts or omissions.

QUALITY  MANAGEMENT

The Company maintains a quality management program with respect to its dental HMO business under the direction of its Vice President and Dental Director. The Company's quality management program includes verification of provider credentials, assessment of each dentist's compliance with applicable state regulatory standards and practice standards established by the Company, monitoring of patient appointment availability and accessibility of dental care, monitoring of patient satisfaction through member surveys and other tools, analysis of dental care utilization data, addressing member complaints and grievances, and assessment of other qualifications of dentists to participate in the Company's HMO network.

The Company maintains a credentialing committee, which uses information provided by an NCQA-certified Credentialing Verification Organization ("CVO") to verify each provider's licensing status, insurance coverage, and compliance with applicable federal and state regulations, and to review the National Practitioners Data Bank for complaints filed against the provider. The Company also uses an outside contracting service to perform on-site dental office quality assessment reviews to determine appropriateness of care and review treatment outcomes.

The Company uses an independent outside service to conduct regular member satisfaction surveys. These surveys monitor the level of member satisfaction with respect to the dental services provided by network dentists, the choice of providers and availability of appointments within the Company's network, the benefits covered by the Company's benefit plans, and the customer service provided by the Company. The results are used by the Company to determine how it can improve its provider network and the level of service provided to its members.

UTILIZATION  REVIEW

The Company monitors the utilization rates for various dental procedures provided by general dentists in its HMO network, as well as the frequency of specialist referrals initiated by those dentists, based on paid claim information and encounter data submitted by the dentists. The analysis of this information, including comparisons among providers in the network, enables the Company to determine whether any of its providers display practice patterns that are not cost-effective, or practice patterns that are otherwise inappropriate. When this information shows a potentially inappropriate practice pattern, the Company conducts a more focused review of the dental practice in question.

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

MEMBER  SERVICES

The Company provides basic member services from its National Service Center in Aliso Viejo, California through the use of toll-free telephone numbers. The toll-free telephone numbers provide members and dental offices with access to automated services 24 hours per day, and with access to member services representatives from 5:00 a.m. to 6:00 p.m. Pacific Time. Automated service is available 24 hours a day for inquiries such as selection of a network dentist, requests for identification cards, and eligibility verification. The Company uses an automated call distribution ("ACD") system for its management of customer service calls.

The Company maintains a Quality Management ("QM") Committee under the direction of its Vice President and Dental Director. The QM Committee is responsible for the disposition of all types of member grievances with respect to the Company's dental HMO plans. Member grievances are typically originated through a member services call or a letter written to the Company by the member. The Company has a standard grievance resolution process that begins with a member services representative who attempts to resolve the grievance. In the event this is not successful, or the grievance is related to dental care issues that are beyond the expertise of a member services representative, the grievance is addressed by the Company's Quality Management department. The QM Committee addresses grievances that cannot be resolved by the Quality Management department. The Company responds to all member grievances with a written disposition of the grievance within 30 days of receipt of the grievance. After the QM Committee has responded to the grievance, the member has the option of submitting the grievance to binding arbitration, which is conducted according to the rules and regulations of the American Arbitration Association.

The QM Committee monitors the frequency of member grievances by type, and the average time in which the Company responds to grievances, in order to determine ways it can improve its communications with members and network providers, improve its customer service, and determine ways to improve the efficiency of the grievance resolution process.

MANAGEMENT  INFORMATION  SYSTEMS

The Company currently uses two primary business applications for its eligibility files, monthly billings, claims processing, commission payments, utilization management, and provider network activities, one for its dental HMO business and one for its PPO/indemnity dental business. As part of the Company's long-term information systems strategic plan, the Company is in the process of combining these two systems into a single application that is expected to reduce administrative expenses and enhance customer service. Both of the primary business applications include comprehensive information on the Company's eligibility files, benefit plan designs, premium rates, claims processing activities, provider payment arrangements, and broker commissions. Both systems are also flexible enough to accommodate a wide variety of benefit plan designs to meet the needs of the Company's customers. The system used in the Company's dental HMO business is a proprietary application that is continuously modified by the Company to meet the changing needs of this business. The system used in the PPO/indemnity business is a standard application purchased from a vendor, which generally meets the needs of the Company's PPO/indemnity business.

During 2001, the Company implemented an enhanced accounts receivable application that is currently used for its dental HMO business. This application was purchased from a software vendor, and has been integrated with the Company's proprietary dental HMO system. The Company believes this new accounts receivable system provides greater assurance that the Company is collecting appropriate amounts from its customers, has improved the efficiency of the billing and collections process, and improves customer service related to billing and collections issues.

The Company uses a personal computer network-based general ledger system that includes reporting and analysis tools that allow the extraction and download of data to spreadsheet programs for further analysis. The Company also makes extensive use of its email system in coordinating the activities of employees in various office locations and communicating with customers, brokers and providers. The Company recently implemented a Customer Relationship Management system, also as part of its long-term information systems strategic plan, which it uses to manage customer and provider relationships. The Company also uses a variety of other, less significant applications in various areas of its business. All of the Company's applications are integrated into a single network so employees can easily access any needed application from their desktop computers. During 2000, the Company purchased a new computer to run its primary business applications, which has significantly faster processors and a significantly larger amount of storage capacity than the computer previously used. The Company believes this computer will satisfactorily serve the Company's needs for at least the next two to three years.

RISK  MANAGEMENT

Dentists in the Company's HMO and PPO networks generally indemnify the Company against professional liability claims and are required to maintain professional liability insurance with specified minimum amounts of coverage. The Company also maintains $10 million of general and professional liability insurance coverage, which covers losses on a claims made basis. The Company believes this amount of coverage is adequate to manage the ordinary exposure of operating its business.

However, there can be no assurance that this amount of coverage would be adequate to cover potential claims against the Company, or that adequate general and professional liability insurance coverage will be available to the Company in the future at a reasonable cost.

COMPETITION

The Company operates in a highly competitive environment and faces numerous competitors in each of its geographic markets with respect to all products offered by the Company. The Company's competitors include large insurance companies that offer dental HMO benefit plans and PPO/indemnity dental benefit plans, medical HMOs that offer dental benefit plans, self-insured dental plans provided by employers, union trust funds and other group purchasers, and numerous local or regional companies that offer various types of dental benefit plans. Many competitors are significantly larger than the Company, and have substantially greater financial resources than the Company.

The Company believes that the key factors in an employer's selection of a dental benefit plan include the premium rates charged, the comprehensiveness of the dental benefits offered, the range of benefit designs offered, the responsiveness related to customer service activities, and the perceived quality, accessibility and convenience of the dental offices in the provider network. There are competitors that compete aggressively with respect to all of these factors in each of the geographic markets in which the Company operates, and many employers, particularly large employers, make their selection of a dental benefit plan through a competitive bidding process. There is significant price competition in each of the Company's geographic markets, which could impair the Company's ability to sell its dental benefit plans at profitable premium rates. The Company anticipates that this price competition will continue to exist during the foreseeable future.

Large national insurance companies that offer both managed care dental plans and PPO/indemnity dental plans may have a competitive advantage over smaller competitors, such as the Company, due to larger provider networks located across the United States, the availability of multiple product lines other than dental benefits, established business relationships with large employers, better name recognition, and greater financial and information system resources. The Company believes it can effectively compete with these insurance companies by offering a flexible array of benefit plan designs, and by maintaining a high level of customer service with respect to its employer groups, members, dental service providers, and brokers. Some medical HMOs have developed managed care and PPO/indemnity dental benefit plans in-house, and others contract with dental benefits companies to provide those products. The Company believes it can compete effectively with medical HMOs that offer dental benefit plans, and the Company may pursue opportunities to form relationships with medical HMOs, under which the medical HMOs offer the Company's dental benefit plans to their customers.

Other than the minimum net worth requirements imposed by state regulators, and the need to obtain a license from the applicable state regulator, which could take a substantial period of time, there are no significant barriers to entry into the dental benefits business by potential competitors. There can be no assurance that the Company will be able to compete successfully with any new competitors. Additional competition could adversely impact the Company's profitability and growth prospects through decreases in premium rates, and the loss of customers or dental service providers.

GOVERNMENT  REGULATION

The Company's operations are subject to an extensive amount of state regulation in each of the states in which it operates. The Company's most significant dental HMO subsidiaries are subject to regulation by the California Department of Managed Health Care, the Florida Department of Insurance and the Texas Department of Insurance. In addition, several other subsidiaries of the Company are dental HMO plans that are licensed in the states in which they operate. The Company's dental insurance subsidiary is primarily regulated by the California Department of Insurance, and is also subject to regulation by state insurance regulatory agencies in all of the states in which it is licensed.

The Company's dental HMO plans are subject to regulations that vary from state to state, and generally include regulations with respect to the scope of benefits provided to members, the content of all contracts with customers, dental service providers and others, advertising, the maintenance of a minimum amount of net worth, the maintenance of restricted deposits, procedures related to quality assurance, enrollment procedures, the maximum percentage of premium revenue that may be spent on general and administrative expenses, minimum loss ratios, certain "any willing provider" requirements which may limit the Company's ability to restrict the size of its provider network, the relationship between the Company and the dentists in its provider network, the Company's procedures for resolving member grievances, and premium rates.

The Company's PPO/indemnity dental plans are subject to state regulations with respect to the maintenance of a minimum amount of net worth, the maintenance of restricted deposits for the benefit of certain state regulators, the nature of investments held by the Company, insurance policy forms, advertising, and claims processing procedures. Insurance companies in general are subject to extensive regulation and are typically required to have significantly greater financial resources than dental HMOs.

The Company's ability to expand its operations into states in which it is not currently licensed is dependent on the regulatory review process conducted by the applicable state regulatory agency in each state. Such reviews may take from six to twenty-four months, and must be satisfactorily completed before the Company could commence operations in the applicable state.

Since some states will only license full service health plans, the Company cannot offer its dental HMO plans in those states, except pursuant to an arrangement with a full service medical HMO. Other states permit only nonprofit organizations to become licensed as dental HMO plans, again limiting the Company's access to business in those states. The heavily regulated nature of the Company's business imposes a variety of potential obstacles to any geographic expansion by the Company, and could limit the Company's future growth potential. This regulatory environment also governs the conduct and expansion prospects of existing and new competitors, thereby providing a potential barrier to entry for potential competitors.

The Company is subject to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA imposes responsibilities on the Company, including but not limited to, privacy notice requirements to members of the Company's benefit plans, the security and privacy of individually identifiable health information, the use of unique identifiers for all of the contractual relationships the Company has with members, providers and group and individual contract holders, the adoption of standardized electronic transaction code sets, and prevention of unauthorized use or disclosure of personal data maintained by the Company. The Company is in the process of developing policies and procedures to comply with these requirements and has provided privacy notices as required by HIPAA and the Gramm-Leach-Bliley Act.

There is currently no other regulation of the Company's business at the federal level.

TRADEMARKS,  SERVICEMARKS  AND  TRADENAMES

The Company currently markets all of its products under the brand name "SafeGuard." The Company has filed, received approval, and obtained renewal protection from the United States Patent and Trademark office for certain trademarks and tradenames for names and products used by the Company in its ordinary course of business. The Company has received a trademark, service mark or tradename for the following words and phrases used with and without distinctive logos maintained by the Company:

o SafeGuard(R) used with a distinctive logo depicting a modified smile used in connection with all the products offered by the Company;

o SafeGuard Health Plans(R) used in descriptive material to describe the products offered by the Company;

o SafeGuard Dental Plans(TM) used to describe the various dental HMO plans offered by the Company; and

o SafeHealth Life(R) used with a descriptive logo depicting a modified smile used by the Company to describe its PPO/indemnity dental plans.

Collectively, these trademarks, service marks and tradenames were first used in interstate commerce in 1984 and have been continuously used thereafter. In addition, the Company has received trademark/service mark protection from the United States Assistant Commissioner for Trademarks of its distinctive logo depicting a smile that the Company is currently utilizing in interstate commerce.

EMPLOYEES

At March 15, 2002, the Company had approximately 200 employees, of which 37 were represented by a labor union. The Company considers its relations with its employees to be satisfactory. The Company provides typical employee benefits, including paid vacation, holiday and sick time, a portion of the cost of health insurance, dental and vision coverage for the employee's family, life insurance, a 401(k) plan that includes a matching contribution consisting of the Company's common stock, and the opportunity to take advantage of a flexible spending account under Section 125 of the Internal Revenue Code. Employees are eligible to participate in the 401(k) plan upon completion of three months of service with the Company. Under the 401(k) plan, an employee is allowed to contribute up to 20% of his total compensation to the plan each pay period, subject to the annual limit prescribed by the Internal Revenue Code. Effective July 1, 2001, the Company adopted a matching contribution program, under which the Company makes a contribution equal to a specified percentage of each employee's contribution, in the form of common stock of the Company. The matching contribution percentage, which was 25% for 2001, is set in advance of each fiscal year by the Company's board of directors, and has been set at 25% for 2002. The Company contributed 33,000 shares of its common stock to the 401(k) plan for the year ended December 31, 2001. The Company made no contributions to the plan during the years ended December 31, 2000 and 1999. Employees become vested in the Company's contributions to the 401(k) plan at the rate of 20% per year during the first five years of employment with the Company. Employees are fully vested in their contributions to the 401(k) plan at all times.

RISK  FACTORS

The Company's business and competitive environment includes numerous factors that expose the Company to risk and uncertainty. Some risks are related to the dental benefits industry in general and other risks are related to the Company specifically. Due to the risks and uncertainties described below, as well as other risks described elsewhere in this Annual Report on Form 10-K, there can be no assurance that the Company will be able to maintain its current market position or its profitability. Some of the risk factors described below have adversely affected the Company's operating results in the past, and all of these risk factors could affect its future operating results.

Operating Losses. The Company incurred significant operating losses during each of the three years ended December 31, 2000. A number of actions have been taken since the beginning of 2000 to improve its profitability, including increases in premium rates, reductions in certain types of provider payments, a decrease in the amount of office space used, consolidation of its administrative operations into one location which facilitated a decrease in the number of its employees, and decreases in various other selling, general and administrative expenses. The Company's operating results have consistently improved during the two years ended December 31, 2001, as shown in its quarterly results of operations included in Note 13 to the accompanying consolidated financial statements. The Company plans to further improve its profitability through various actions, including the improvement of various customer service functions, further streamlining its operations, increasing customer retention, increasing its volume of new business, and the development of new products. However, there can be no assurance that the Company will be successful in implementing those actions or maintaining its profitability.

Stockholder Litigation. In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. On September 12, 2000, after the plaintiffs had filed a first amended complaint, the Federal District Trial Court dismissed the lawsuit with prejudice, stating that the plaintiffs had failed to state a claim against the Company and its officers. On October 6, 2000, the plaintiffs filed an appeal of the dismissal of the lawsuit, and the dismissal was overturned on February 22, 2002. The case was remanded back to the District Court with instructions to allow the plaintiff to file a second amended complaint. The Company has directors and officers liability insurance and intends to vigorously defend any second amended complaint that may be filed by the plaintiff. However, there can be no assurance that the ultimate outcome of this litigation will not have an adverse effect on the Company's consolidated financial position or results of operations.

Government Regulation. The dental benefits industry is subject to extensive state and local laws, rules and regulations. Each of the Company's operating subsidiaries is subject to various requirements imposed by state laws and regulations related to the operation of a dental HMO plan or a dental insurance company, including the maintenance of a minimum amount of net worth by certain subsidiaries. In addition, regulations applicable to dental benefit plans could be changed in the future. There can be no assurance that the Company will be able to meet all applicable regulatory requirements in the future.

Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA imposes various responsibilities on the Company, as described above under "Government Regulation." The Company is in the process of developing policies and procedures to comply with these requirements. The total cost of compliance with HIPAA is not known at this time. There is a risk that the Company will not be able to successfully implement all of the HIPAA requirements. There is also a risk that the cost of compliance with HIPAA could have a material adverse impact on the Company's financial position.

Liabilities Related to Dental and Orthodontic Practices. The Company has various liabilities in connection with the dental and orthodontic practices sold in October 2000, including but not limited to, the obligation to complete orthodontic treatments for certain dental HMO patients who previously paid for the treatments in full. The amount of these liabilities is subject to uncertainties and there can be no assurance that the ultimate amount of these liabilities will not exceed the amounts accrued on the Company's balance sheet as of December 31, 2001.

Contingent Lease Obligations. As of December 31, 2001, the Company is contingently liable for an aggregate of approximately $4.4 million of office lease obligations related to the dental and orthodontic practices sold by the Company. These leases have been assigned to the purchasers of those practices, but there can be no assurance that the persons and/or entities to which these office leases were assigned will make the lease payments, and that the Company will not become liable for those payments.

Payments Due on Promissory Notes. In connection with the sale of certain dental practices, the dentists who purchased those practices issued long-term promissory notes secured by the assets purchased. Although payments on these promissory notes are current at the present time, there can be no assurance that each of these dentists will make timely payments on these promissory notes in the future.

Possible Volatility of Stock Price. The market price of the Company's common stock has fluctuated significantly during the past few years. Stock price volatility can be caused by actual or anticipated variations in operating results, announcements of new developments, actions of competitors, developments in relationships with clients, and other events or factors. Even a modest shortfall in the Company's operating results, compared to the expectations of the investment community, can cause a significant decline in the market price of the Company's common stock. In addition, the trading volume of the Company's common stock is relatively low, which can cause fluctuations in the market price and a lack of liquidity for holders of the Company's common stock. The fact that the Company's common stock is not listed on an exchange can have a negative influence on the trading volume of the stock. Broad stock market fluctuations, which may be unrelated to the Company's operating performance, could also have a negative effect on the Company's stock price.

Competitive Market. The Company operates in a highly competitive industry. Its ability to maintain its profitability is affected by significant competition for employer groups and for contracting dental providers. There can be no assurance the Company will be able to compete successfully enough to maintain its profitability. Existing or new competitors could have a negative impact on the Company's revenues, earnings and growth prospects. The Company expects the level of competition to remain high for the foreseeable future.

Ability to Maintain Revenue. The Company's total revenue decreased from $97.3 million in 2000 to $84.8 million in 2001, primarily due to the loss of a number of its customers. The Company intends to expand its business in the future and to increase its annual revenue, but there can be no assurance the Company will be able to maintain its current level of revenue or to increase it in the future. The ability of the Company to maintain its existing business or to expand its business depends on a number of factors, including existing and emerging competition, its ability to renew its relationships with existing customers on an annual basis, its ability to maintain effective control over the cost of dental services, and its ability to obtain sufficient working capital to support an increase in revenue.

Utilization of Dental Care Services. Under the Company's PPO/indemnity dental plan designs, the Company assumes the underwriting risk related to the cost and rate at which dental care services are utilized by subscribers and dependents. If the Company does not accurately assess these underwriting risks, the premium rates charged may not be sufficient to cover the cost of the dental services delivered. This could have a material adverse effect on the Company's operating results.

Under the Company's dental HMO plan designs, the Company also assumes underwriting risk related to the cost and rate at which specialist services are utilized by subscribers and dependents, to the cost of supplemental payments made to general dentists, and to the cost of dental services provided by general dentists with whom the Company does not have standard capitation arrangements. If the Company does not accurately assess these underwriting risks, the premium rates charged to its customers may not be sufficient to cover the cost of the dental services delivered to subscribers and dependents. This could have a material adverse effect on the Company's operating results.

Effect of Adverse Economic Conditions. The Company's business could be negatively affected by periods of general economic slowdown, recession or terrorist activities which, among other things, may be accompanied by layoffs by the Company's customers, which could reduce the number of subscribers enrolled in the Company's benefit plans, and by an increase in the pricing pressure from customers and competitors.

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

Dependence on Key Personnel. The Company believes its success is dependent to a significant degree upon the abilities and experience of its senior management team. The loss of the services of one or more of its senior executives could negatively affect the Company's operating results. The Company has entered into employment agreements with nine members of senior management, of which eight agreements expire during 2002.

RECENT  DEVELOPMENTS

On March 1, 2000, the Company entered into a recapitalization transaction with an investor group (the "Investors"), the revolving credit facility lender (the "Bank"), and the holder of the senior notes payable (the "Senior Note Holder"). In this transaction, the Investors loaned $8.0 million to the Company in the form of an investor senior loan, due April 30, 2001. As part of this transaction, the Investors, the Bank, and the Senior Note Holder agreed to convert the $8.0 million investor senior loan, the outstanding balance of $7.0 million under the revolving credit facility plus accrued interest, and the $32.5 million of senior notes payable plus accrued interest, to convertible preferred stock, subject to regulatory approval and an increase in the authorized shares of the Company's common stock.

Effective as of January 31, 2001, the Company completed the conversion of this debt into 300,000 shares of convertible preferred stock. The estimated value of the convertible preferred stock was $137.50 per share as of January 31, 2001, which is based on the closing price of the Company's common stock on January 31, 2001, which was $1.375 per share, and the fact that each share of convertible preferred stock is convertible into 100 shares of common stock. Based on this estimated value, the conversion transaction resulted in a pre-tax gain of $11.3 million, which is net of approximately $350,000 of transaction costs. There was no income tax effect related to this transaction, due to the Company's net operating loss carry-forwards for tax purposes, as discussed in Note 9 to the accompanying consolidated financial statements.

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

As a result of the conversion transaction, the ownership interest of the previously existing common stockholders of the Company was reduced to approximately 14% of the common stock interests of the Company. In March 2000, in connection with the recapitalization transaction, the Company agreed to place four new directors, who represented the Investors, the Bank, and the Senior Note Holder, on its board of directors. Three of those directors were placed on the board in March 2000, and the fourth director was placed on the board as of January 31, 2001, at which time the Bank sold its interest in the Company to other existing stockholders. These four new directors constitute a majority of the board of directors, which currently has a total of seven members.

In 1999, in connection with a restructuring of the senior notes payable, the Company issued warrants to purchase 382,000 shares of its common stock for $4.51 per share to the Senior Note Holder. The warrants were cancelled without being exercised, in connection with the conversion of the senior notes payable into convertible preferred stock effective January 31, 2001.

The Company sold all of its general dental practices in 1996 and 1997, and sold all of its orthodontic practices in 1998. Certain of the general dental practices and all of the orthodontic practices were sold to a single purchaser (the "Purchaser"), in exchange for long-term promissory notes. The Purchaser ultimately defaulted on its obligations to the Company, and in October 2000, the Company completed a transaction with the Purchaser and another third party (the "New Purchaser"), in which the practices originally sold to the Purchaser were sold to the New Purchaser. In this transaction, the Purchaser transferred its interest in the dental and orthodontic practices to the New Purchaser, the New Purchaser paid $2.4 million to the Company and placed an additional $1.5 million in an escrow account for the benefit of the Company, and the Company agreed to pay certain obligations related to these practices. These obligations consisted primarily of payroll, dental office lease obligations, patient refunds, and the obligation to complete the orthodontic treatments for dental HMO patients who previously paid for the treatments in full. These obligations either had to be paid in order to complete the transaction, or were obligations for which the Company could have been contingently liable in any event. The amount of the escrow account that may be realized by the Company, and the ultimate cost of the obligations assumed by the Company, are reflected on the Company's consolidated balance sheet based on the Company's best estimates, but these amounts are subject to various uncertainties. See Note 5 to the accompanying consolidated financial statements for a discussion of impairment charges that were recognized in 2000 and 1999 in connection with this transaction.

ITEM  2.  PROPERTIES
--------------------

The Company leases a total of approximately 68,000 square feet of office space in a single location in Aliso Viejo, California, under a lease agreement that expires in 2008. Approximately 12,000 square feet of this space is not currently used by the Company, but is subleased to unrelated third parties. The remaining 56,000 square feet of office space is used for the Company's corporate headquarters and its National Service Center, which includes member services activities, eligibility file maintenance, billing and collections, claims processing and other similar customer support activities, and for its California regional office. In addition, the Company leases office space in Walnut Creek, California; Coral Springs and Tampa, Florida; and Dallas and Houston, Texas. The Company leased all of the office space used by its previously owned dental and orthodontic practices. The Company remains contingently liable for these leases, which expire on various dates through 2007, as discussed in Note 10 to the accompanying consolidated financial statements. In the opinion of management, the Company's facilities are adequate for its current needs.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company believes all pending claims either are covered by liability insurance maintained by the Company or by dentists in the Company's provider network, or will not have a material adverse effect on the Company's consolidated financial position or results of operations. In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. On September 12, 2000, after the plaintiffs had filed a first amended complaint, the Federal District Trial Court dismissed the lawsuit with prejudice, stating that the plaintiffs had failed to state a claim against the Company and its officers. On October 6, 2000, the plaintiffs filed an appeal of the dismissal of the lawsuit, and the dismissal was overturned on February 22, 2002. The case was remanded back to the District Court with instructions to allow the plaintiff to file a second amended complaint. The Company has directors and officers liability insurance and intends to vigorously defend any second amended complaint that may be filed by the plaintiff. In the opinion of management, the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations, although there can be no assurance that this will be the case.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

None.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

(a)  MARKET  INFORMATION

The Company's common stock is traded on the NASDAQ Over The Counter Bulletin Board under the symbol SFGD. The following table sets forth the high and low sale prices of the Company's common stock each calendar quarter. The prices shown are based on transactions between market makers in the Company's stock, and do not necessarily represent transactions between non-dealer principals.

                                                 HIGH      LOW
                                              ---------  --------
    Year ended December 31, 2002:
      First Quarter, through March 15, 2002.  $    1.95  $   1.19

    Year ended December 31, 2001:
      First Quarter. . . . . . . . . . . . .  $    2.75  $   0.88
      Second Quarter . . . . . . . . . . . .       1.80      1.25
      Third Quarter. . . . . . . . . . . . .       2.00      1.15
      Fourth Quarter . . . . . . . . . . . .       2.40      1.17

    Year ended December 31, 2000
      First Quarter. . . . . . . . . . . . .  $    3.50  $   0.41
      Second Quarter . . . . . . . . . . . .       1.50      0.50
      Third Quarter. . . . . . . . . . . . .       0.91      0.40
      Fourth Quarter . . . . . . . . . . . .       1.00      0.42


(b)  HOLDERS

As of March 15, 2002, there were approximately 500 holders of the Company's common stock, including approximately 400 holders of record, and 21 holders of the Company's convertible preferred stock.

(c)  DIVIDENDS

No cash dividends have been paid on the Company's common stock, and the Company does not expect to pay cash dividends during the foreseeable future. The Company's convertible preferred stock does not accrue dividends of any kind.

STOCKHOLDER  RIGHTS  PLAN

In March 1996, the board of directors of the Company declared a dividend of one right to purchase a fraction of a share of its Series A Junior Participating Preferred Stock, having rights, preferences, privileges and restrictions as designated, and under certain circumstances, other securities, for each outstanding share of the Company's common stock. The dividend was distributed to stockholders of record at the close of business on April 12, 1996. The Rights become exercisable upon the occurrence of certain defined events related to a possible change of control of the Company. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 22, 1996, as amended, between the Company and American Stock Transfer and Trust Company, as Rights Agent. The Rights Agreement may be amended by the Company's board of directors without the approval of the Rights holders, at any time prior to the Rights becoming exercisable. The Rights Agreement was amended in March 2000 to specify that the recapitalization transaction initiated in March 2000 would not cause the Rights to become exercisable.

ITEM  6.  SELECTED  FINANCIAL  DATA
-----------------------------------

The selected financial data in the following table was derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with such consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                      YEARS  ENDED  DECEMBER  31,
                                                        --------------------------------------------------
STATEMENT OF OPERATIONS DATA                              2001      2000       1999       1998       1997
                                                        --------  ---------  ---------  ---------  --------

  (IN THOUSANDS, EXCEPT PER SHARE DATA):
Premium revenue, net                                    $84,822   $ 97,251   $ 96,225   $ 97,449   $95,350

Health care services expense                             58,692     68,568     69,528     66,020    65,702
Selling, general and administrative expense              25,391     31,203     35,072     36,259    25,103
Loss on impairment of assets (1)                             --        450     24,576      2,397        --
                                                        --------  ---------  ---------  ---------  --------
  Operating income (loss)                                   739     (2,970)   (32,951)    (7,227)    4,545
Investment and other income                               1,060      1,431      2,067        624     1,316
Interest expense                                           (504)    (4,913)    (5,855)    (4,311)   (2,871)
                                                        --------  ---------  ---------  ---------  --------
Income (loss) before income taxes, discontinued
  operations and extraordinary item                       1,295     (6,452)   (36,739)   (10,914)    2,990
Income tax expense (benefit) (2)                             --         --     10,934     (3,406)    1,371
                                                        --------  ---------  ---------  ---------  --------
Income (loss) before discontinued
  operations and extraordinary item                       1,295     (6,452)   (47,673)    (7,508)    1,619
Discontinued operations:
  Loss from assets transferred under contractual
    arrangements (3)                                         --     (2,500)    (4,363)        --        --
  Loss from operations to be disposed of (4)                 --         --         --     (2,430)   (7,408)
  Gain on sale of general dental practices                   --         --         --         --       296
Extraordinary item: Conversion of
  debt to convertible preferred stock (5)                11,251         --         --         --        --
                                                        --------  ---------  ---------  ---------  --------

  Net income (loss)                                     $12,546   $ (8,952)  $(52,036)  $ (9,938)  $(5,493)
                                                        ========  =========  =========  =========  ========

Basic net income (loss) per share:
  Income (loss) before discontinued
    operations and extraordinary item                   $  0.04   $  (1.36)  $ (10.04)  $  (1.58)  $  0.34
  Loss from discontinued operations                          --      (0.53)     (0.92)     (0.51)    (1.50)
  Extraordinary item                                       0.35         --         --         --        --
                                                        --------  ---------  ---------  ---------  --------

    Net income (loss) per basic share                   $  0.39   $  (1.89)  $ (10.96)  $  (2.09)  $ (1.16)
                                                        ========  =========  =========  =========  ========

  Weighted average basic shares outstanding (6)          32,253      4,747      4,747      4,747     4,723

Diluted net income (loss) per share:
  Income (loss) before discontinued
    operations and extraordinary item                   $  0.04   $  (1.36)  $ (10.04)  $  (1.58)  $  0.33
  Loss from discontinued operations                          --      (0.53)     (0.92)     (0.51)    (1.45)
  Extraordinary item                                       0.34         --         --         --        --
                                                        --------  ---------  ---------  ---------  --------

  Net income (loss) per diluted share                   $  0.38   $  (1.89)  $ (10.96)  $  (2.09)  $ (1.12)
                                                        ========  =========  =========  =========  ========

  Weighted average diluted shares outstanding            33,009      4,747      4,747      4,747     4,899

BALANCE SHEET DATA, AS OF DECEMBER 31 (IN THOUSANDS):

Cash and short-term investments                         $15,453   $ 16,702   $  6,281   $  4,935   $12,906
Current assets                                           19,195     21,268     10,380     13,411    25,800
Total assets                                             29,325     33,095     28,577     78,749    84,085
Current liabilities (5)                                  14,988     72,180     18,129     25,314    20,193
Long-term debt                                               --        265     39,545     32,500    33,894
Stockholders' equity (deficit)                           13,366    (40,429)   (31,614)    19,766    29,615

                  See note explanations on the following page.

NOTE  EXPLANATIONS  TO  SELECTED  FINANCIAL  DATA:

(1) Represents reductions in the carrying value of notes receivable in 2000, intangible assets in 1999, and notes receivable and real estate in 1998, to their estimated realizable values. See Note 5 to the accompanying consolidated financial statements.
(2) The 1999 amount primarily represents a charge to establish a valuation allowance against net deferred tax assets. See Note 9 to the accompanying consolidated financial statements.
(3) Represents reductions in the carrying value of the net assets related to the dental practices sold to the Purchaser to their estimated realizable value. See Note 5 to the accompanying consolidated financial statements.
(4) Represents operating losses related to discontinued operations prior to the date they were sold, and subsequent expenses related to those operations. See Note 2 to the accompanying consolidated financial statements.
(5) Effective January 31, 2001, the Company completed the conversion of $47.5 million of debt and $5.3 million of accrued interest (which includes $321,000 of interest incurred in January 2001) into 300,000 shares of convertible preferred stock, resulting in an extraordinary gain of $11.3 million, net of transaction expenses.
(6) Includes the common share equivalents of the convertible preferred stock, because the Company believes the convertible preferred stock is essentially equivalent to common stock, based on all the rights and preferences of both types of stock.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. The Company desires to take advantage of these safe harbor provisions. The information in the "Risk Factors" section of Item 1 of this Form 10-K should be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

The statements contained in this MD&A concerning expected growth, the outcome of business strategies, future operating results and financial position, economic and market events and trends, future premium revenue, future health care expenses, the Company's ability to control health care, selling, general and administrative expenses, and all other statements that are not historical facts, are forward-looking statements. Words such as expects, projects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions, are also intended to identify forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and contingencies, many of which are beyond the control of the Company. Actual results may differ materially from those projected in the forward-looking statements, which statements involve risks and uncertainties.

All of the risks set forth in the "Risk Factors" section of this Form 10-K could negatively impact the earnings of the Company in the future. The Company's expectations for the future are based on current information and its evaluation of external influences. Changes in any one factor could materially impact the Company's expectations related to revenue, premium rates, benefit plans offered, membership enrollment, the amount of health care expenses incurred, and profitability, and therefore, affect the forward-looking statements which may be included in this report. In addition, past financial performance is not necessarily a reliable indicator of future performance. An investor should not use historical performance alone to anticipate future results or future period trends for the Company.

SIGNIFICANT  ACCOUNTING  POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of those accounting principles includes the use of estimates and assumptions that have been made by the management, and which the Company believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses in the accompanying consolidated financial statements. The Company believes the most significant accounting policies used to prepare the accompanying consolidated financial statements are the following:

INVESTMENTS

The Company has classified all of its investments as "available-for-sale." Accordingly, investments are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of applicable income taxes, are reported in a separate caption of stockholders' equity. In the event there was an unrealized loss on an investment that the Company believed to be a permanent loss, the loss would be reported in the statement of operations, instead of in a separate caption of stockholders' equity. As of December 31, 2001, there were no unrealized losses that the Company believed to be permanent losses.

ACCOUNTS  RECEIVABLE

Accounts receivable represent uncollected premiums related to coverage periods prior to the balance sheet date, and are stated at the estimated collectible amounts, net of an allowance for bad debts. The Company continuously monitors the timing and amount of its premium collections, and maintains a reserve for estimated bad debt losses. The amount of the reserve is based primarily on the Company's historical experience and any customer-specific collection issues that are identified. The Company believes its reserve for bad debt losses is adequate as of December 31, 2001. However, there can be no assurance that future bad debt losses will not exceed the currently estimated bad debt losses or those experienced by the Company in the past.

NOTES  RECEIVABLE

Notes receivable are stated at the estimated collectible amounts, net of an allowance for bad debts. The Company continuously monitors its collection of payments on the notes receivable, and maintains a reserve for estimated bad debt losses. The amount of the reserve is based primarily on the Company's historical experience in collecting similar notes receivable that are no longer outstanding, and any available information about the financial condition of the note issuers, although the Company has access to very little such information. The Company believes its reserve for bad debt losses is adequate as of December 31, 2001. However, there can be no assurance that the Company will realize the carrying amount of its notes receivable.

INTANGIBLE  ASSETS

Intangible assets at December 31, 2001 consist entirely of goodwill related to the acquisition of a Texas-based dental HMO company in 1996. This goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired. The Company estimates that this goodwill has a useful life of 40 years from the date of acquisition of the related entity, and amortized the goodwill over that period during the three years ended December 31, 2001. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company's goodwill will not be amortized after December 31, 2001, but will be evaluated for possible impairment on an ongoing basis. See
Note 5 to the accompanying consolidated financial statements for the Company's policy for assessing recoverability of goodwill and a discussion of a charge to earnings during 1999 for impairment of goodwill.

LIABILITIES  RELATED  TO  SALE  OF  DENTAL  OFFICES

The Company completed the sale of its interest in certain dental and orthodontic practices in October 2000, as described in Note 2 to the accompanying consolidated financial statements. In connection with this transaction, the Company agreed to pay certain obligations related to these practices. These obligations consisted primarily of payroll, dental office lease obligations, patient refunds, and the obligation to complete the orthodontic treatments for dental HMO patients who previously paid for the treatments in full. These obligations had to be paid in order to complete the transaction, were obligations of the Company as the member's dental HMO plan, or were obligations for which the Company could have been contingently liable in any event. As of December 31, 2001, the Company has satisfied a substantial portion of the obligations described above. However, the ultimate cost of the obligations assumed by the Company are subject to various uncertainties, and are reflected on the accompanying consolidated balance sheet based on the Company's best estimates.

CLAIMS  PAYABLE  AND  CLAIMS  INCURRED  BUT  NOT  REPORTED

The estimated liability for claims payable and claims incurred but not reported is based primarily on the average historical lag time between the date of service and the date the related claim is paid by the Company, as well as the recent trend in the aggregate amount of incurred claims per covered individual. Since the liability for claims payable and claims incurred but not reported is necessarily an actuarial estimate, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability, which could have a material adverse effect on the Company's financial statements. Any such differences are included in the consolidated statement of operations for the period in which the differences are identified.

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

The Company's net deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether those net assets will be realized in the future. The uncertainty is primarily due to operating losses incurred by the Company during each of the three years ended December 31, 2000, and the existence of significant net operating loss carryforwards. The Company's deferred tax assets remain fully reserved as of December 31, 2001 for the same reasons.

The Company had a net loss for tax purposes for the year ended December 31, 2001, and its net deferred tax assets remain fully reserved, as discussed above. Accordingly, the Company recorded no income tax expense for the year ended December 31, 2001.

INCOME  (LOSS)  PER  SHARE

Income (loss) per share is presented in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share is based on the weighted average common shares outstanding, including the common shares into which the convertible preferred stock is convertible, but excluding the effect of other potentially dilutive securities. The number of basic common shares outstanding includes the common share equivalents of the convertible preferred stock, because the Company believes the convertible preferred stock is essentially equivalent to common stock, based on all the rights and preferences of both types of stock.

SUMMARY  OF  RESULTS  OF  OPERATIONS

The following table shows the Company's results of operations as a percentage of revenue, and is used in the year-to-year comparisons discussed below.

                                                  YEARS ENDED DECEMBER 31,
                                                  -----------------------
                                                   2001    2000    1999
                                                  ------  ------  -------
Premium revenue, net                              100.0%  100.0%   100.0%

Health care services expense                       69.2    70.5     72.3
Selling, general and administrative expense        29.9    32.1     36.4
Loss on impairment of assets                         --     0.5     25.5
                                                  ------  ------  -------

Operating income (loss)                             0.9    (3.1)   (34.2)

Investment and other income                         1.2     1.5      2.1
Interest expense                                   (0.6)   (5.0)    (6.1)
                                                  ------  ------  -------
Income (loss) before income taxes, discontinued
  operations and extraordinary item                 1.5    (6.6)   (38.2)
Income tax expense (benefit)                         --      --     11.4
                                                  ------  ------  -------
Income (loss) before discontinued
  operations and extraordinary item                 1.5    (6.6)   (49.6)
Loss from discontinued operations                    --    (2.6)    (4.5)
Extraordinary item                                 13.3      --       --
                                                  ------  ------  -------

Net income (loss)                                  14.8%  (9.2)%  (54.1)%
                                                  ======  ======  =======

2001  COMPARED  TO  2000

Premium revenue decreased by $12.4 million, or 12.8%, from $97.3 million in 2000 to $84.8 million in 2001. The average membership for which the Company provided dental coverage decreased by approximately 190,000 members, or 23.6%, from 805,000 members during 2000 to 615,000 during 2001. The decrease in the average number of members is primarily due to the loss of a number of customers during 2000 and at the beginning of 2001. The Company believes the loss of these customers was primarily due to the Company's poor financial condition in late 1999 and early 2000, large premium increases necessary for clients with high loss ratios, and customer service problems during 1999 and 2000. The Company believes it significantly improved its financial condition by completing the recapitalization transaction that was initiated in March 2000 (see Liquidity and Capital Resources below), and by implementing various cost reduction strategies during 2000 and 2001. The Company also implemented various operational improvements during 2000 and 2001, which it believes addressed and improved customer service. As a result, the Company believes its financial condition and level of customer service are no longer significant factors in its ability to retain its existing customers or to generate new customers. Premium revenue decreased by only 12.8% even though average membership decreased by 23.6%. This was primarily due to increases in premium rates, and a shift in the type of plan designs toward preferred provider ("PPO")/indemnity plan designs, which have higher premium rates than HMO plan designs. Substantially all of the Company's premium revenue was derived from dental benefit plans in 2001 and 2000. Premium revenue from vision benefit plans and other products was not material in 2001 or 2000.

Health care services expense decreased by $9.9 million, or 14.4%, from $68.6 million in 2000 to $58.7 million in 2001. Health care services expense as a percentage of premium revenue (the "loss ratio") decreased from 70.5% in 2000 to 69.2% in 2001. This decrease is primarily due to an increase in premium rates, and a reduction in certain types of non-standard payment arrangements to dental HMO providers. Those non-standard payment arrangements consisted primarily of discounted fee-for-service arrangements for dental services that are typically delivered through capitation arrangements, and minimum monthly capitation payments, regardless of the number of members enrolled with the provider. The Company reduced its expenses related to these non-standard arrangements by either negotiating a different arrangement with the providers, or terminating the arrangements and contracting with other providers. These factors were partially offset by a shift in the type of plan designs toward PPO/indemnity plan designs, which have a higher loss ratio than HMO plan designs. However, PPO/indemnity plan designs also have a higher amount of gross margin (premium revenue less health care services expense) per insured individual, and the Company believes they have significantly lower general and administrative expenses than HMO plan designs, as a percentage of premium revenue.

Selling, general and administrative ("SG&A") expenses decreased by $5.8 million, or 18.6%, from $31.2 million in 2000 to $25.4 million in 2001. SG&A expenses as a percentage of premium revenue decreased from 32.1% in 2000 to 29.9% in 2001. The decrease in SG&A expenses as a percentage of premium revenue is due to cost reductions implemented in several categories, including equipment rent, depreciation expense, telecommunications, property rent, and others. A portion of the decrease in SG&A expenses is due to decreases in broker commissions, internal commissions, and premium taxes, which are all related to the 12.8% decrease in premium revenue in 2001.

Loss on impairment of assets decreased from $450,000 in 2000 to zero in 2001. The loss on impairment in 2000 is due to an increase in the reserve related to notes receivable, as discussed in Note 5 to the accompanying consolidated financial statements.

Investment and other income decreased by $0.4 million, or 25.9%, from $1.4 million in 2000 to $1.1 million in 2001. This decrease is primarily due to a decrease in interest income from notes receivable, due to the liquidation of a majority of the Company's notes receivable during the past year, and a decrease in interest rates on fixed income investments. These factors were partially offset by realized gains on the sale of investments in the first quarter of 2001.

Total interest expense decreased by $4.4 million, or 89.7%, from $4.9 million in 2000 to $0.5 million in 2001. This decrease is primarily due to the recapitalization transaction that was completed effective January 31, 2001, which converted substantially all of the Company's debt to convertible preferred stock. See Note 7 to the accompanying consolidated financial statements for more information on this transaction.

The income (loss) before income taxes, discontinued operations and extraordinary item improved from a loss of $6.5 million, or 6.6% of premium revenue, in 2000, to income of $1.3 million, or 1.5% of premium revenue, in 2001. This improvement was primarily due to a $4.4 million decrease in interest expense, a $5.8 million decrease in SG&A expenses, and a decrease in the loss ratio from 70.5% in 2000 to 69.2% in 2001, which is equal to a $1.1 million decrease in health care services expense.

There was no income tax expense in 2001, and no income tax benefit in 2000. The Company had no current income tax expense in 2001 due to temporary differences between income before income taxes for accounting purposes and taxable income for tax purposes, which resulted in a net loss for tax purposes. There was also no deferred income tax expense or benefit in 2001, due to the valuation allowance against the Company's net deferred tax assets, as discussed in Note 9 to the accompanying consolidated financial statements. There was no income tax benefit in 2000 because the Company had previously used its loss carryback opportunities, and because of the valuation allowance against its net deferred tax assets.

The loss from discontinued operations decreased from $2.5 million in 2000 to zero in 2001. The loss in 2000 represents a reduction in the carrying value of the net assets related to certain dental and orthodontic practices, which the Company originally sold to an unrelated party in 1997 and 1998. These assets were resold to another unrelated party in October 2000, as discussed in Note 2 to the accompanying consolidated financial statements.

There was an $11.3 million extraordinary gain on the conversion of the Company's debt to convertible preferred stock in 2001. See Note 7 to the accompanying consolidated financial statements for more discussion of the extraordinary gain.

2000  COMPARED  TO  1999

Premium revenue increased by $1.0 million, or 1.1%, from $96.2 million in 1999 to $97.3 million in 2000. The average membership for which the Company provided dental coverage decreased by approximately 78,000 members, or 8.8%, from 883,000 members during 1999 to 805,000 during 2000. The decrease in the average number of members is primarily due to the loss of several customers during 2000. Premium revenue increased by 1.1% even though average membership decreased by 8.8%. This was primarily due to increases in premium rates, and a shift in the type of plan designs toward PPO/indemnity plan designs, which have higher premium rates than HMO plan designs, and HMO plan designs with higher benefit levels and higher premium rates. Substantially all of the Company's premium revenue was derived from dental benefit plans in 2000 and 1999. Premium revenue from vision benefit plans and other products was not material in 2000 or 1999.

Health care services expense decreased by $0.9 million, or 1.4%, from $69.5 million in 1999 to $68.6 million in 2000. The loss ratio decreased from 72.3% in 1999 to 70.5% in 2000. This decrease is primarily due to a decrease in the loss ratio in the dental benefit plans with HMO plan designs, which is primarily due to a reduction in certain types of non-standard payment arrangements to dental HMO providers during the first quarter of 2000. The decrease in the loss ratio related to HMO plan designs was partially offset by a shift in the type of plan designs toward PPO/indemnity plan designs, which have a higher loss ratio than HMO plan designs. However, PPO/indemnity plan designs also have a higher amount of gross margin (premium revenue less health care services expense) per insured individual, and the Company believes they have significantly lower general and administrative expenses than HMO plan designs, as a percentage of premium revenue.

SG&A expenses decreased by $3.9 million, or 11.0%, from $35.1 million in 1999 to $31.2 million in 2000. SG&A expenses as a percentage of premium revenue decreased from 36.4% in 1999 to 32.1% in 2000. The decrease in SG&A expenses is primarily due to the following reasons. Salaries and benefits decreased due to a reduction in the number of employees during the first quarter of 2000, in connection with a consolidation of the Company's administrative services into a single location. The decrease is also partially due to a decrease in computer programming expenses, as the Company has completed several enhancements to its proprietary management information system that were in process during 1999. Part of the decrease is due to a decrease in amortization expense related to intangible assets. During the third quarter of 1999, the Company recorded a $24.6 million impairment loss to reduce the carrying values of its intangible assets to their estimated realizable values, which caused a decrease in amortization expense in 2000.

Loss on impairment of assets decreased from $24.6 million in 1999 to $450,000 in 2000. The loss on impairment in 1999 is primarily due to a reduction in the carrying value of the goodwill and non-compete covenants related to the acquisition of a Texas-based dental HMO company in 1996, and the acquisition of a Florida-based dental HMO company in 1997. The amount of the impairment loss was determined in accordance with Accounting Principles Board Opinion No. 17, as discussed in Note 5 to the accompanying consolidated financial statements. The loss on impairment in 2000 is due to an increase in the reserve related to notes receivable, as discussed in Note 5 to the accompanying consolidated financial statements.

Investment and other income decreased by $0.6 million, or 30.8%, from $2.0 million in 1999 to $1.4 million in 2000. This decrease was primarily due to net realized gains on the sale of investments of $1.2 million in 1999, compared to nearly zero in 2000. This was partially offset by an increase in interest income in 2000, primarily due to investment of the proceeds of the $8.0 million borrowing on March 1, 2000, as discussed in Note 7 to the accompanying consolidated financial statements.

Total interest expense decreased by $1.0 million, or 16.1%, from $5.9 million in 1999 to $4.9 million in 2000. This decrease is primarily due to $1.9 million of deferred loan costs that were charged to expense during 1999. This decrease was partially offset by interest expense and amortization of deferred loan costs in 2000, related to the $8.0 million borrowing on March 1, 2000, as discussed in
Note  7  to  the  accompanying  consolidated  financial  statements.

The loss before income taxes and discontinued operations decreased from $36.7 million, or 38.2% of premium revenue, in 1999, to $6.5 million, or 6.6% of premium revenue, in 2000. This decrease in the loss was primarily due to a $24.6 million loss on impairment of assets in 1999, a $3.9 million decrease in SG&A expenses, and a decrease in the loss ratio from 72.3% in 1999 to 70.5% in 2000, which is equal to a $1.8 million decrease in health care services expense.

Income tax expense decreased from $10.9 million in 1999 to zero in 2000. Income tax expense in 1999 primarily represents a charge to earnings to establish a deferred tax asset valuation allowance that was equal to the entire balance of the Company's net deferred tax assets. The Company recorded no income tax expense or benefit in 2000 due to the valuation allowance against its deferred tax assets. This valuation allowance was established due to uncertainty about whether the deferred tax assets will be realized in the future, primarily due to operating losses incurred by the Company in 1998, 1999 and 2000 and the existence of significant net operating loss carry-forwards. See Note 9 to the accompanying consolidated financial statements for more information.

The loss from discontinued operations decreased from $4.4 million in 1999 to $2.5 million in 2000. The losses in both 1999 and 2000 represent reductions in the carrying value of the net assets related to certain dental and orthodontic practices, which the Company originally sold to an unrelated party in 1997 and 1998. These assets were resold to another unrelated party in October 2000, as discussed in Note 2 to the accompanying consolidated financial statements.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's net working capital improved from negative $50.9 million as of December 31, 2000, to positive $4.2 million as of December 31, 2001, primarily due to the conversion of $52.5 million of debt and accrued interest into convertible preferred stock, as discussed below. Excluding the obligations that were converted to equity, the Company's net working capital increased from $1.6 million as of December 31, 2000, to $4.2 million as of December 31, 2001. This improvement is primarily due to $3.1 million of income before depreciation and amortization, and before the extraordinary item, during the year ended December 31, 2001.

Net cash used by operating activities was $1.4 million in 2001, which was the result of $3.5 million of net cash provided by net income, as adjusted for non-cash items, as reflected on the accompanying consolidated statement of cash flows, which was partially offset by net cash used to reduce certain liabilities. In contrast, net cash used by operating activities in 2000 was also $1.4 million, but this was the result of $2.6 million of net cash used by the net loss in 2000, as adjusted for non-cash items, as reflected on the accompanying consolidated statement of cash flows, which was partially offset by net cash provided by increases in certain liabilities. The $3.5 million of net cash provided by net income in 2001 was more than offset by $2.0 million of net cash used to reduce accrued expenses, $1.6 million used to reduce claims payable and claims incurred but not reported ("IBNR"), and $0.8 million used to reduce accounts payable. The significant improvement in the Company's operating results is discussed above under Results of Operations.

The reduction in accrued expenses in 2001 was primarily due to payments made to reduce the obligations assumed in connection with the re-sale of certain dental practices, as discussed in Note 2 to the accompanying consolidated financial statements. The reduction was also partially due to decreases in accrued premium taxes, accrued provider fees, and accruals for outside services, all of which are due to normal variations in the timing of payments. The reduction in claims payable and claims IBNR during 2001 was primarily due to a decrease in the Company's enrollment. The reduction in accounts payable in 2001 was primarily due to normal variations in the timing of disbursements by the Company.

Net cash provided by investing activities was $1.5 million during 2001, compared to $10.1 million of net cash used by investing activities in 2000. The net cash provided in 2001 consisted primarily of the proceeds from $1.3 million of payments received on notes receivable, which resulted from the Company's liquidation of its notes receivable in order to reduce collection risks. The net cash used in 2000 consisted primarily of the purchase of investments using the proceeds from the $8.0 million loan in March 2000. There was no significant cash provided by financing activities in 2001, compared to $11.3 million provided in 2000. The net cash provided by financing activities in 2000 consisted primarily of the proceeds from the $8.0 million loan in March 2000, and the increase in accrued interest that was converted to convertible preferred stock in 2001, as discussed below.

The Company's total short-term and long-term debt decreased from $48.0 million at December 31, 2000, to $265,000 at December 31, 2001, primarily due to the conversion of $47.5 million of debt into convertible preferred stock effective January 31, 2001. See Note 7 to the accompanying consolidated financial statements for information on the conversion of substantially all of the Company's debt into convertible preferred stock.


A  summary  of  the  Company's  future commitments is as follows (in thousands):


                                          DUE IN   DUE IN   DUE 2004       DUE
                                           2002     2003     TO 2006   THEREAFTER    TOTAL
                                          -------  -------  ---------  -----------  -------
  CONTRACTUAL OBLIGATIONS:
  Debt                                    $   265  $    --  $      --  $        --  $   265
  Other long-term liabilities                  --      199        592          180      971
  Operating lease commitments, net          2,552    2,025      5,679        3,064   13,320
                                          -------  -------  ---------  -----------  -------

    Total contractual obligations         $ 2,817  $ 2,224  $   6,271  $     3,244  $14,556
                                          =======  =======  =========  ===========  =======
  OTHER COMMITMENTS:
  Contingent liability for dental office
    leases assigned to other entities     $ 1,418  $ 1,280  $   1,679  $        24  $ 4,401
  Contingent liability for subleased
    office space                              278      130         43           --      451
                                          -------  -------  ---------  -----------  -------

    Total other commitments               $ 1,696  $ 1,410  $   1,722  $        24  $ 4,852
                                          =======  =======  =========  ===========  =======

If the entities to which the dental office leases have been assigned fail to make a significant amount of the lease payments, this could have a material adverse affect on the Company. See Note 8 to the accompanying consolidated financial statements for more information on other long-term liabilities, and see Note 10 for more information on operating lease commitments and contingent lease obligations.

The Company's primary source of funds is cash flows from operations and investment income. The Company believes that cash flows from operations and investment income will be adequate to meet the Company's cash requirements for at least the next twelve months, except for financing that may be required to complete potential acquisitions. The Company does not expect any significant changes in its cash requirements in the foreseeable future, except in connection with potential acquisitions. The Company believes it has adequate financial resources to continue its current operations for the foreseeable future. However, there can be no assurance that there will not be unforeseen events that could have a material adverse impact on the Company's financial position and the adequacy of its cash balances.

RECENT  ACCOUNTING  PRONOUNCEMENTS

See Note 1 to the accompanying consolidated financial statements for a discussion of recent accounting pronouncements.

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

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
---------------------------------------------------------------------------

The Company is subject to risk related to changes in short-term interest rates, due to its investments in interest-bearing securities. As of December 31, 2001, the Company's total investments were approximately $16.8 million. Therefore, a one percentage-point change in short-term interest rates would have a $168,000 impact on the Company's annual investment income. The Company is not subject to a material amount of risk related to changes in foreign currency exchange rates.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
---------------------------------------------------------

The Consolidated Financial Statements and the related Notes and Schedules thereto filed as part of this 2001 Annual Report on Form 10-K are listed on the accompanying Index to Financial Statements on page F-1.

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

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
-------------------------------------------------------------------

The  current  directors  and  executive  officers of the Company are as follows:

            NAME             AGE                          POSITION
--------------------------  ----  ------------------------------------------------------------------
James E. Buncher              65  President, Chief Executive Officer and Director
Stephen J. Baker              44  Executive Vice President and Chief Operating Officer
Ronald I. Brendzel, JD        52  Senior Vice President, General Counsel, Secretary and Director
Dennis L. Gates, CPA          46  Senior Vice President, Chief Financial Officer and Director
Kenneth E. Keating            38  Vice President, Marketing and Chief Marketing Officer
Barbara Lucci                 42  Vice President, Service Center Operations
John F. Steen                 47  Vice President, Development and Chief Development Officer
Mik L. Summers                43  Vice President, Information Services and Chief Information Officer
Michael B. Sutherland, DDS    55  Vice President, Provider Relations and Dental Director
Steven J. Baileys, DDS        48  Chairman of the Board of Directors
Jack R. Anderson              77  Director (1)
Stephen J. Blewitt            42  Director (1)
Leslie B. Daniels             54  Director (1)

___________________

     (1)  Member,  Compensation and Stock Option Committee, and Audit Committee.

Mr. Buncher, Mr. Anderson and Mr. Daniels became directors of the Company on March 1, 2000, in connection with the recapitalization transaction that was initiated on March 1, 2000 (see Recent Developments for more discussion of this transaction). Mr. Blewitt became a director of the Company on February 8, 2001, in connection with the completion of the recapitalization transaction. All directors of the Company are elected annually. Officers of the Company serve at the pleasure of the board of directors, subject to certain contracts of employment. See Item 11. - Executive Compensation below for a description of employment agreements with certain executive officers.

Mr. Buncher has been President and Chief Executive Officer, and a director of the Company, since March 2000. From July 1998 to February 2000, he was a private investor. Mr. Buncher was President and Chief Executive Officer of Community Dental Services, Inc., a corporation operating dental practices in California, from October 1997 until July 1998. Mr. Buncher was President of the Health Plans Group of Value Health, Inc., a national specialty managed care company, from September 1995 to September 1997. He served as Chairman, President and Chief Executive Officer of Community Care Network, Inc., a Value Health subsidiary, from August 1992 to September 1997, when Value Health was acquired by a third party and Mr. Buncher resigned his positions with that company. Mr. Buncher currently serves on the board of directors of Horizon Health Corporation and two other non-public health care companies.

Mr. Baker has been Executive Vice President and Chief Operating Officer since April 2001, when he joined the Company. Prior to joining the Company, he was a consultant to the senior management of the Company from September 2000 to March 2001. Mr. Baker was Vice President, Chief Operating Officer and Chief

Information Officer for Novaeon, Inc., a national health and disability management company, from September 1999 to August 2000. He was an independent management consultant from September 1997 to August 1999. Mr. Baker was Vice
President, Developing Businesses for Community Care Network, Inc., a group health and workers' compensation managed care company from January 1997 to August 1997.

Mr. Brendzel has been Senior Vice President, General Counsel, Secretary and a director of the Company since 1989. He joined the Company in 1978 and was Chief Financial Officer from April 1988 to May 1996. Mr. Brendzel is licensed to practice law in the state of California. Mr. Brendzel is the brother-in-law of Dr. Baileys.

Mr.  Gates  has  been  Senior  Vice  President and Chief Financial Officer since
November 1999, when he joined the Company, and has been a director of the Company since March 2000. From June 1995 to February 1999, he was Chief Financial Officer, then Treasurer, of Sheridan Healthcare, Inc., a physician practice management company.

Mr. Keating has been Vice President, Marketing and Chief Marketing Officer since May 2001, and was Vice President, Sales and Marketing from February 2000 to May 2001. He was Western Regional Vice President of the Company from October 1997 to February 2000. He joined the Company in 1995 and was Vice President-Imprimis and Guards Office Operations for the Company from October 1995 until October 1997.

Ms. Lucci has been Vice President, Service Center Operations since June 2001, and was Vice President, Corporate Services from February 2000 to May 2001. She joined the Company in 1994 and served as Director of Corporate Services and Human Resources from January 1996 to February 2000.

Mr. Steen has been Vice President, Development and Chief Development Officer since May 2001, and was Vice President, Development and Provider Relations from November 2000, when he joined the Company, to May 2001. He served as President, Chief Executive Officer and a director of American Home Services from May 1998 to November 2000. From January 1995 to May 1998, Mr. Steen served as President and Chief Executive Officer of Caregivers Home Health, Inc.

Mr. Summers has been Vice President, Information Services since May 2001, and has been Chief Information Officer since November 2000. He served as Director of Information Services from July 1999 to November 2000. From November 1998, when he joined the Company, to July 1999, Mr. Summers served as Database Administrator and Director of Computer Operations. From April 1994 to October 1998, he served as Manager of Application Implementation with the U.S. Treasury Department.

Dr. Sutherland has been Vice President, Provider Relations since July 2001, and has been Vice President and Dental Director since May 2000, when he joined the Company. He served as Vice President of Clinical Operations and Dental Director of Community Dental Services, Inc., a corporation operating dental practices in California, from February 1997 to March 2000. Dr. Sutherland owned and operated a number of dental practices from 1980 to 1997. Dr. Sutherland is licensed to practice dentistry in the state of California.

Dr. Baileys has been Chairman of the Board of Directors since September 1995. He joined the Company in 1975 and served as President of the Company from 1981 to March 1997, and Chief Executive Officer from May 1995 to February 2000. Dr. Baileys is licensed to practice dentistry in the state of California. Dr. Baileys currently serves on the board of directors of SunLink Health Systems, Inc.

Mr. Anderson has been President of Calver Corporation, a health care consulting and investment firm, and a private investor, since 1982. Mr. Anderson currently serves on the board of directors of Horizon Health Corporation.

Mr. Blewitt is a Senior Managing Director in the Bond & Corporate Finance Group of John Hancock Life Insurance Company and has been employed by John Hancock since 1982. Mr. Blewitt is also President & Portfolio Manager of Hancock Mezzanine Investments LLC, the General Partner of Hancock Mezzanine Partners, L.P., a fund that invests primarily in mezzanine debt securities. Mr. Blewitt is currently a director of John Hancock Capital Growth Management, Inc., Learning Curve International, NSP Holdings L.L.C., and Medical Resources, Inc.

Mr. Daniels was a founder of CAI Advisors & Co., an investment management firm, in 1989 and has been a principal of that entity and its related investment fund vehicles since then. Mr. Daniels is currently a director of Pharmakinetics

Laboratories, Inc. and Mylan Laboratories, Inc. He was a past Chairman of Zenith Laboratories, Inc. and has been a director of several other public and private companies.

ITEM  11.  EXECUTIVE  COMPENSATION
----------------------------------

The following table shows the compensation paid to the Company's Chief Executive Officer as of December 31, 2001, and the other four most highly compensated executive officers as of December 31, 2001 who received total compensation in excess of $100,000 during the year ended December 31, 2001 (the "Named Executive Officers"). The compensation disclosed is for the three years ended December 31, 2001.

                                                                                        LONG-TERM
                                                                                      COMPENSATION
                                                                                          AWARDS
                                                ANNUAL  COMPENSATION                  -------------
                                               ----------------------   OTHER COM-    STOCK OPTIONS
      NAME             PRINCIPAL POSITION      YEAR   SALARY   BONUS   PENSATION(1)      GRANTED
------------------  -------------------------  ----  --------  ------  -------------  -------------
James E. Buncher    President and Chief        2001  $246,000  $   --  $         928        100,000
                    Executive Officer (2)      2000   187,500      --             --        600,000
                                               1999        --      --             --             --

Stephen J. Baker    Executive Vice President   2001   152,000      --             --        300,000
                    and Chief Operating        2000        --      --             --             --
                    Officer (3)                1999        --      --             --             --

Dennis L. Gates     Senior Vice President      2001   197,000      --             --             --
                    and Chief Financial        2000   203,750      --             --        375,000
                    Officer (4)                1999    34,833      --             --         50,000

Ronald I. Brendzel  Senior Vice President,     2001   193,000      --             --             --
                    General Counsel and        2000   185,000      --             --        120,000
                    Secretary                  1999   185,000      --            900             --

Kenneth E. Keating  Vice President,            2001   180,000      --            938             --
                    Marketing and Chief        2000   170,654      --             --        120,000
                    Marketing Officer (5)      1999   150,000      --             --             --

________________________________

(1) Other compensation consists of matching contributions to the Company's 401(k) plan in 2001, and life insurance premiums in 1999.
(2) Mr. Buncher joined the Company as President and Chief Executive Officer in March 2000.
(3) Mr. Baker joined the Company as Executive Vice President and Chief Operating Officer in April 2001.
(4) Mr. Gates joined the Company as Senior Vice President and Chief Financial Officer in November 1999.
(5) Mr. Keating became Vice President, Marketing and Chief Marketing Officer in May 2001. He was Vice President, Sales and Marketing from February 2000 to May 2001, and was Western Regional Vice President prior to February 2000.

The Company has employment agreements with Messrs. Buncher, Baker, Gates, Brendzel, and Keating, all of which expire on June 30, 2002, except for the agreement with Mr. Baker, which expires on April 30, 2004. The current annual salaries of each of these executives are $250,000, $220,000, $200,000, $185,000, and $180,000, respectively, in addition to potential performance bonuses. The Company may terminate any of the agreements for cause without further compensation responsibility to the employee, or without cause by paying the employee an amount as described below. Each executive may terminate his employment agreement for any reason. In the event that more than fifty percent (50%) of the Company's outstanding common stock is purchased by an entity that is not an existing stockholder and there is a substantial diminution of the employee's authority or job responsibilities, then the executive, at his option, may terminate his employment agreement. In such event, or if the Company terminates the employment agreement without cause, the Company is obligated to pay the executive an amount equal to the employee's current annual salary, or the amount due through the end of the employment agreement, whichever is less, but in no event less than six (6) months of the employee's annual salary then in effect.

STOCK  OPTION  GRANTS  DURING  THE  YEAR  ENDED  DECEMBER  31,  2001

Stock options granted to the Named Executive Officers during the year ended December 31, 2001 were as follows.


                  INDIVIDUAL STOCK OPTION GRANTS                      POTENTIAL REALIZABLE VALUE
----------------------------------------------------------------------  AT ASSUMED ANNUAL RATES
                     NUMBER OF  % OF TOTAL                                    OF STOCK
                     SHARES       OPTIONS                                 PRICE APPRECIATION
                    UNDERLYIN   GRANTED TO    EXERCISE                    FOR OPTION TERM (3)
                     OPTIONS     EMPLOYEES    PRICE PER    EXPIRATION   -----------------------
NAME                 GRANTED      IN 2001     SHARE(1)      DATE(2)          5%          10%
------------------  ----------  -----------  -----------  ------------  ------------  ---------
James E. Buncher       100,000        12.4%  $      1.20  August 2010   $    75,467   $191,249
Stephen J. Baker       250,000        31.1%         1.25  April 2010        196,530    498,045
Stephen J. Baker        50,000         6.2%         1.20  August 2010        37,734     95,625
Dennis L. Gates             --          --            --            --           --         --
Ronald I. Brendzel          --          --            --            --           --         --
Kenneth E. Keating          --          --            --            --           --         --

______________________

(1) The exercise price per share of each of the options is equal to or greater than the market price of the Company's common stock on the date of the grant. Subject to the terms of each option agreement, the exercise price may be paid in cash or in shares of common stock owned by the option holder, or by a combination of the foregoing.
(2) Each of the options becomes exercisable in three equal annual installments. Exercisability of the options may be accelerated in the event of a commencement of a tender offer for shares of the Company, the signing of an agreement for certain mergers or consolidations involving the Company, the sale of all or substantially all of the assets of the Company, a change of control, or certain other extraordinary corporate transactions. The options are subject to early termination in the event the option holder's employment is terminated.
(3) There is no assurance that the actual stock appreciation over the term of the options will be at the assumed five percent (5%) or ten percent (10%) levels or at any other defined level. Unless the market price of the common stock does in fact appreciate over the option term, no value will be realized from the option grants.

STOCK  OPTION  EXERCISES  AND  YEAR-END  STOCK  OPTION  VALUES

There were no stock options exercised by any of the Named Executive Officers during the year ended December 31, 2001. Stock options held by the Named Executive Officers at December 31, 2001 are shown in the following table. There were no stock appreciation rights outstanding as of December 31, 2001.

                   STOCK OPTIONS EXERCISED     NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                    ----------------------    UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                       SHARES               OPTIONS AT FISCAL YEAR-END       AT FISCAL YEAR-END
                      ACQUIRED    VALUE     --------------------------  ----------------------------
NAME                ON EXERCISE  REALIZED   EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
------------------  -----------  ---------  -----------  -------------  ------------  --------------

James E. Buncher             --  $      --      233,333        466,667  $    198,333  $      376,667
Stephen J. Baker             --         --           --        300,000            --         182,500
Dennis L. Gates              --         --      158,333        216,667       134,583         184,167
Ronald I. Brendzel           --         --       40,000         80,000        34,000          68,000
Kenneth E. Keating           --         --       40,000         80,000        34,000          68,000

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table shows the number of shares of common stock beneficially owned as of March 15, 2002, by each director, each Named Executive Officer, each entity that, to the Company's knowledge, beneficially owned 5% or more of the total outstanding common stock of the Company, and all directors and Named Executive Officers as a group. The number of shares beneficially owned includes the number of shares of common stock into which the convertible preferred stock held by each person is convertible. To the Company's knowledge, the named person has sole voting and investment power with respect to all shares of common stock listed, except where indicated otherwise. The total number of shares of common stock outstanding as of March 15, 2002 was 4,820,832 and the total number of shares of preferred stock outstanding as of that date was 300,000, which is convertible into 30,000,000 shares of common stock. The following table includes the common share equivalents of the convertible preferred stock, because the Company believes the convertible preferred stock is essentially equivalent to common stock, based on all the rights and preferences of both types of stock.

                                                                      NUMBER OF SHARES
                                                                        BENEFICIALLY    % OF TOTAL SHARES
                      OFFICER OR DIRECTOR                                  OWNED(1)     OUTSTANDING(2)
-------------------------------------------------------------------  -----------------  -----------------
  John Hancock Life Insurance Company (3)                                   15,000,000               43.1
  CAI Capital Partners & Company II, Limited Partnership (4)                 8,514,579               24.5
  Leslie B. Daniels (5)                                                         84,500                  *
  Jack R. Anderson (6)                                                       3,210,615                9.2
  Steven J. Baileys (7)                                                      2,711,267                7.8
  The Burton Partnership (8)                                                 2,199,185                6.3
  James E. Buncher (9)                                                         725,667                2.1
  Dennis L. Gates (10)                                                         416,667                1.2
  Ronald I. Brendzel (11)                                                      310,673                  *
  Stephen J. Baker (12)                                                        104,533                  *
  Kenneth E. Keating (13)                                                       86,000                  *
  Stephen J. Blewitt (3)                                                            --                  *

  All directors and Named Executive Officers as a group (9 persons)         31,080,001               86.7

  All principal stockholders in total                                       33,279,186               92.8

  *  Indicates less than one percent (1%)

___________________________

(1) Includes the number of shares of common stock into which the convertible preferred stock held by each person is convertible. Also includes shares issuable pursuant to stock options that are exercisable within 60 days of March 15, 2002. Some of the stockholders included in this table reside in states having community property laws under which the spouse of a stockholder in whose name securities are registered may be entitled to share in the management of their community property, which may include the right to vote or dispose of such shares.

(2) For purposes of computing all the percentages shown, the total shares outstanding includes the shares of common stock into which all outstanding shares of convertible preferred stock are convertible. For purposes of computing the percentage for each individual, the total shares outstanding includes the shares issuable to that person pursuant to stock options that are exercisable within 60 days of March 15, 2002. For purposes of computing the percentages for all directors and officers as a group, and for all principal stockholders as a group, the total shares outstanding includes all the shares issuable pursuant to stock options that are included in the above table.

(3) Mr. Blewitt is employed by an affiliate of John Hancock Life Insurance Company, which has beneficial ownership of 15,000,000 shares issuable upon conversion of shares of convertible preferred stock, as to which Mr. Blewitt disclaims beneficial ownership. The address of Mr. Blewitt and John Hancock Life Insurance Company is John Hancock Place, P.O. Box 111, Boston, Massachusetts 02117.

(4) Includes 84,500 shares of common stock owned directly by Mr. Daniels, 2,780,786 shares issuable upon conversion of shares of convertible preferred stock owned by CAI Partners & Company II, Limited Partnership, and 5,649,293 shares issuable upon conversion of shares of convertible preferred stock owned by CAI Capital Partners & Company II, Limited Partnership (collectively "CAI"). Mr. Daniels is a principal of both entities. The address of CAI and Mr. Daniels is 767 Fifth Avenue, 5th Floor, New York, New York 10153.


(5) Represents 84,500 shares of common stock owned directly by Mr. Daniels. Does not include 2,780,786 shares issuable upon conversion of shares of convertible preferred stock owned by CAI Partners & Company II, Limited Partnership, and 5,649,293 shares issuable upon conversion of shares of convertible preferred stock owned by CAI Capital Partners & Company II, Limited Partnership (collectively "CAI"). Mr. Daniels is a principal of both entities. The address of Mr. Daniels is 767 Fifth Avenue, 5th Floor, New York, New York 10153.

(6) Includes 1,802,885 shares issuable upon conversion of shares of convertible preferred stock and 226,000 shares of common stock held by Mr. Anderson. Also includes 1,081,730 shares issuable upon conversion of shares of convertible preferred stock and 100,000 shares of common stock owned by Mr. Anderson's spouse as separate property, as to which Mr. Anderson disclaims beneficial ownership. The address of Mr. Anderson is 16475 Dallas Parkway, Suite 735, Addison, Texas 77001.

(7) Includes 645,000 shares of common stock held by Dr. Baileys directly, 912,500 shares issuable upon conversion of shares of convertible preferred stock held by the Baileys Family Trust and affiliated trusts for the benefit of various relatives of Dr. Baileys, 700,767 shares of common stock owned by the Baileys Family Trust, 303,000 shares of common stock held in various trusts for relatives of Dr. Baileys, as to all of which Dr. Baileys is trustee and for which Dr. Baileys has sole power to vote the securities, and 150,000 shares of common stock held by the Alvin and Geraldine Baileys Foundation, for which Dr. Baileys is an officer and director and for which Dr. Baileys has shared power to vote the securities. Dr. Baileys disclaims beneficial ownership of any of the shares in the trusts or the foundation referenced above. The address of Dr. Baileys is 95 Enterprise, Suite 100, Aliso Viejo, California 92656.

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

(9) Includes 59,000 shares of common stock, 200,000 shares issuable upon conversion of shares of convertible preferred stock, and options to purchase 466,667 shares of common stock.

(10) Includes 100,000 shares issuable upon conversion of shares of convertible preferred stock, and options to purchase 316,667 shares of common stock.

(11) Includes 130,673 shares of common stock, 100,000 shares issuable upon conversion of shares of convertible preferred stock, and options to purchase 80,000 shares of common stock.

(12) Includes 21,200 shares of common stock and options to purchase 83,333 shares of common stock.

(13) Includes 6,000 shares of common stock and options to purchase 80,000 shares of common stock.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

The Company paid $200,000 and $117,000 of consulting fees to the chairman of its board of directors during the years ended December 31, 2001 and 2000, respectively. In addition, please see the discussion of the Company's recapitalization transaction under "Recent Developments" in Part I, Item 1 of this Form 10-K.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)  FINANCIAL  STATEMENTS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  EXHIBITS

The consolidated financial statements and financial statement schedule of SafeGuard Health Enterprises, Inc. filed as part of this 2001 Annual Report on Form 10-K are listed in the accompanying Index to Financial Statements on Page F-1. An "Exhibit Index" is included in this 2001 Annual Report on Form 10-K beginning on Page E-1. All Exhibits are either attached hereto or are on file with the Securities and Exchange Commission.

(b)  REPORTS  ON  FORM  8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SAFEGUARD HEALTH ENTERPRISES, INC.

  By: /s/ James E. Buncher                               Date:  March 28, 2002
     -------------------------------                     ---------------------
  James  E.  Buncher
  President, Chief Executive Officer and Director
  (Principal  Executive  Officer)


  By: /s/ Dennis L. Gates                                Date:  March 28, 2002
     -------------------------------                     ---------------------
  Dennis  L.  Gates
  Senior Vice President, Chief Financial Officer and Director
  (Principal  Accounting  Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  By: /s/ James E. Buncher                               Date:  March 28, 2002
     -------------------------------                     ---------------------
  James E. Buncher
  President, Chief Executive Officer and Director


  By: /s/ Steven J. Baileys                              Date:  March 28, 2002
     -------------------------------                     ---------------------
  Steven J. Baileys, DDS
  Chairman of the Board of Directors


  By: /s/ Ronald I. Brendzel                             Date:  March 28, 2002
     -------------------------------                     ---------------------
  Ronald I. Brendzel, JD
  Senior Vice President, General Counsel, Secretary and Director


  By: /s/ Dennis L. Gates                                Date:  March 28, 2002
     -------------------------------                     ---------------------
  Dennis L. Gates
  Senior Vice President, Chief Financial Officer and Director


  By: /s/ Jack R. Anderson                               Date:  March 28, 2002
     -------------------------------                     ---------------------
  Jack R. Anderson
  Director


  By: /s/ Stephen J. Blewitt                             Date:  March 28, 2002
     -------------------------------                     ---------------------
  Stephen J. Blewitt
  Director


  By: /s/ Leslie B. Daniels                              Date:  March 28, 2002
     -------------------------------                     ---------------------
  Leslie B. Daniels
  Director

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------    ----------------------------------------------------------------------

2.1       Plans  of  Acquisition  (5)
3.1       Articles  of  Incorporation  (3)
3.1.1     Amended  and  Restated  Certificate  of  Incorporation  (11)
3.1.2     Certificate  of  Designation  of  Preferred  Stock  (11)
3.2       Amended and Restated Bylaws
10.1      1984  Stock  Option  Plan  (2)
10.2      Stock  Option  Plan  Amendment  (1)
10.3      Stock  Option  Plan  Amendment  (3)
10.4      Stock  Option  Plan  Amendment  (4)
10.5      2000  Stock  Option  Plan  Amendment  (12)
10.6 Form of Employment Agreement between the Company and the Named Executive Officers (12)
10.7 Form of Rights Agreement, dated as of March 22, 1996, between the Company and American Stock Transfer and Trust Company, as Rights Agent
          (5)
10.8      Default  Forbearance  Agreement  and Irrevocable Power of Attorney (6)
10.9      First  Waiver  and  Amendment  to  Note  Purchase  Agreement  (7)
10.10     Amended  and  Restated  Loan  and  Security  Agreement  (7)
10.11     Debenture  and  Note  Purchase  Agreement  (8)
10.12     Stockholder  Agreement  (8)
10.13     First  Amendment  to  Debenture  and  Note  Purchase  Agreement  (9)
10.14     Second  Amendment  to  Debenture  and  Note  Purchase  Agreement (9)
10.15     Term  Sheet  Agreement  dated  as  of  March  1,  2000  (10)
10.16     Loan  Document  and  Purchase  Agreement  (11)
10.17     Agreement  among  Stockholders  and  the  Company  (11)
10.18 Registration Rights Agreement between certain Stockholders and the Company (11)
10.19     Consulting  Agreement between the Company and Steven J. Baileys (12)
10.20 Asset Purchase Agreement between the Company and Total Dental Administrators Health Plan, Inc.
10.21 Administrative Services Agreement between the Company and Total Dental Administrators Health Plan, Inc.
10.22 Stock Purchase Agreement between the Company and Total Dental Administrators, Inc.
10.23 Promissory Note and Security Interest given by Total Dental Administrators, Inc. to the Company
10.24 Administrative Services Agreement between the Company and Total Dental Administrators, Inc.
10.25 Stock Purchase Agreement between the Company and Dental Source of Missouri and Kansas, Inc.
10.26 First Amendment to Stock Purchase Agreement between the Company and Dental Source of Missouri and Kansas, Inc.
10.27 Administrative Services Agreement between the Company and Dental Source of Missouri and Kansas, Inc.
10.28     Amended  and  Restated  401(k)  Plan
10.29     First  Amendment  to  Amended  and  Restated  401(k)  Plan
21.1      Subsidiaries  of  the  Company
23.1      Independent  Auditors'  Consent
____________________________

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

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        PAGE
                                                                    -----------
Independent Auditors' Report . . . . . . . . . . . . . . . . . . .      F-2

Financial Statements:

  Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . .      F-3

  Consolidated Statements of Operations. . . . . . . . . . . . . .      F-4

  Consolidated Statements of Stockholders' Equity (Deficit). . . .      F-5

  Consolidated Statements of Cash Flows. . . . . . . . . . . . . .      F-6

  Notes to Consolidated Financial Statements . . . . . . . . . . .  F-7 to F-25

Financial Statement Schedule:

  Schedule II - Valuation and Qualifying Accounts. . . . . . . . .     F-26

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  and Stockholders of SafeGuard Health Enterprises,
Inc.:

We have audited the accompanying consolidated balance sheets of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2001, 2000, and 1999, included in the Index at Item 14(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of SafeGuard Health Enterprises, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 7, 2002

                            SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                     AS OF DECEMBER 31, 2001 AND 2000
                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                        2001       2000
                                                                                      ---------  ---------
                                      ASSETS

Current assets:
  Cash and cash equivalents                                                           $  1,497   $  1,381
  Investments available-for-sale, at fair value                                         13,956     15,321
  Accounts receivable, net of allowances of $508 in 2001 and $868 in 2000                2,839      2,778
  Other current assets                                                                     903      1,788
                                                                                      ---------  ---------
    Total current assets                                                                19,195     21,268

Property and equipment, net of accumulated depreciation and amortization                 2,348      2,843
Restricted investments available-for-sale, at fair value                                 2,831      2,700
Notes receivable, net of allowances of $467 in 2001 and $2,806 in 2000                     805      1,750
Intangible assets, net of accumulated amortization of $254 in 2001 and $342 in 2000      3,920      4,154
Other assets                                                                               226        380
                                                                                      ---------  ---------
    Total assets                                                                      $ 29,325   $ 33,095
                                                                                      =========  =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                    $  3,168   $  3,986
  Accrued interest, subject to conversion to equity                                         --      4,990
  Other accrued expenses                                                                 4,827      6,457
  Short-term debt, subject to conversion to equity                                          --     47,545
  Other short-term debt                                                                    265        235
  Claims payable and claims incurred but not reported                                    5,905      7,554
  Deferred revenue                                                                         823      1,413
                                                                                      ---------  ---------
    Total current liabilities                                                           14,988     72,180

Long-term debt                                                                              --        265
Other long-term liabilities                                                                971      1,079
Commitments and contingencies (Note 10)

Stockholders' equity (deficit):
  Convertible preferred stock and additional paid-in capital - $.01 par value;
    1,000,000 shares authorized; 300,000 shares issued and outstanding in 2001,
    and none issued or outstanding in 2000; liquidation preference of $30 million       41,250         --
  Common stock and additional paid-in capital - $.01 par value;
    40,000,000 shares authorized; 8,065,000 shares and 8,022,000 shares issued in 2001 and 2000; 4,798,000 shares and 4,747,000 shares
    outstanding in 2001 and 2000                                                        21,552     21,829
  Retained earnings (accumulated deficit)                                              (31,447)   (44,254)
  Accumulated other comprehensive income                                                    63        119
  Treasury stock, at cost                                                              (18,052)   (18,123)
                                                                                      ---------  ---------
    Total stockholders' equity (deficit)                                                13,366    (40,429)
                                                                                      ---------  ---------
    Total liabilities and stockholders' equity (deficit)                              $ 29,325   $ 33,095
                                                                                      =========  =========

          See accompanying Notes to Consolidated Financial Statements.

                     SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  2001      2000      1999
                                                                --------  --------  ---------
Premium revenue, net                                            $84,822   $97,251   $ 96,225

Health care services expense                                     58,692    68,568     69,528
Selling, general and administrative expense                      25,391    31,203     35,072
Loss on impairment of assets                                         --       450     24,576
                                                                --------  --------  ---------

Operating income (loss)                                             739    (2,970)   (32,951)

Investment and other income                                       1,060     1,431      2,067
Interest expense on debt that was converted
  to equity in 2001                                                (402)   (4,801)    (5,610)
Other interest expense                                             (102)     (112)      (245)
                                                                --------  --------  ---------
Income (loss) before income taxes,
  discontinued operations and extraordinary item                  1,295    (6,452)   (36,739)
Income tax expense                                                   --        --     10,934
                                                                --------  --------  ---------
Income (loss) before discontinued operations
  and extraordinary item                                          1,295    (6,452)   (47,673)
Discontinued operations:
  Loss from assets transferred under contractual arrangements
    (net of income tax benefit of $2,087 in 1999)                    --    (2,500)    (4,363)
Extraordinary item:
  Gain on conversion of debt to convertible preferred stock      11,251        --         --
                                                                --------  --------  ---------

    Net income (loss)                                           $12,546   $(8,952)  $(52,036)
                                                                ========  ========  =========

Basic net income (loss) per share:
  Income (loss) before discontinued
    operations and extraordinary item                           $  0.04   $ (1.36)  $ (10.04)
  Loss from discontinued operations                                  --     (0.53)     (0.92)
  Extraordinary item                                               0.35        --         --
                                                                --------  --------  ---------

    Net income (loss)                                           $  0.39   $ (1.89)  $ (10.96)
                                                                ========  ========  =========

Weighted average basic shares outstanding                        32,253     4,747      4,747

Diluted net income (loss) per share:
  Income (loss) before discontinued
    operations and extraordinary item                           $  0.04   $ (1.36)  $ (10.04)
  Loss from discontinued operations                                  --     (0.53)     (0.92)
  Extraordinary item                                               0.34        --         --
                                                                --------  --------  ---------

    Net income (loss)                                           $  0.38   $ (1.89)  $ (10.96)
                                                                ========  ========  =========

Weighted average diluted shares outstanding                      33,009     4,747      4,747

          See accompanying Notes to Consolidated Financial Statements.

                                   SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                      YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                                     (IN THOUSANDS)


                                                                                                            ACCUMULATED
                                           NUMBER OF SHARES          PREFERRED     COMMON      RETAINED       OTHER
                                      ----------------------------   STOCK AND    STOCK AND     EARNINGS      COMPRE-
                                                      COMMON        ADDITIONAL    ADDITIONAL    (ACCUMU-      HENSIVE
                                                 -----------------     PAID-IN      PAID-IN       LATED        INCOME
                                      PREFERRED  ISSUED  TREASURY     CAPITAL      CAPITAL      DEFICIT)      (LOSS)
                                      ---------  ------  ---------  -----------  ------------  ----------  -------------
Balances, January 31, 1999                   --   8,022    (3,275)  $        --  $    21,509   $  16,734   $       (354)

Net loss                                     --      --        --            --           --     (52,036)            --
Other comprehensive income:
  Net unrealized gains on
    investments available-for-sale,
    net of tax of $226                                                                                              336
Total comprehensive income (loss)
Issuance of stock warrants (1)               --      --        --            --          320          --             --
                                      ---------  ------  ---------  -----------  ------------  ----------  -------------

Balances, December 31, 1999                  --   8,022    (3,275)                    21,829     (35,302)           (18)

Net loss                                                       --            --           --      (8,952)            --
Other comprehensive income:
  Net unrealized gains on
    investments available-for-sale                                                                                  137
Total comprehensive income (loss)
                                      ---------  ------  ---------  -----------  ------------  ----------  -------------


Balances, December 31, 2000                  --   8,022    (3,275)                    21,829     (44,254)           119

Net income                                   --      --        --            --           --      12,546             --
Other comprehensive income:
  Net unrealized losses on
    investments available-for-sale                                                                                  (56)
Total comprehensive income
Issuance of preferred stock                 300      --        --        41,250           --          --             --
Cancellation of stock warrants (1)           --      --        --            --         (320)        320             --
Repurchase of common stock                   --      --       (10)           --           --          --             --
Reissuance of treasury stock in
  contribution to retirement plan            --      --        18            --           --         (59)            --
Exercise of stock options                    --      43        --            --           43          --             --
                                      ---------  ------  ---------  -----------  ------------  ----------  -------------

Balances, December 31, 2001                 300   8,065    (3,267)  $    41,250  $    21,552   $ (31,447)  $         63
                                      =========  ======  =========  ===========  ============  ==========  =============


                                       TREASURY
                                        STOCK       TOTAL
                                      ----------  ---------
Balances, January 31, 1999            $ (18,123)  $ 19,766

Net loss                                     --    (52,036)
Other comprehensive income:
  Net unrealized gains on
    investments available-for-sale,
    net of tax of $226                                 336
                                                  ---------
Total comprehensive income (loss)                  (51,700)
Issuance of stock warrants (1)               --        320
                                      ----------  ---------

Balances, December 31, 1999             (18,123)   (31,614)

Net loss                                     --     (8,952)
Other comprehensive income:
  Net unrealized gains on
    investments available-for-sale                     137
                                                  ---------
Total comprehensive income (loss)                   (8,815)
                                      ----------  ---------

Balances, December 31, 2000             (18,123)   (40,429)

Net income                                   --     12,546
Other comprehensive income:
  Net unrealized losses on
    investments available-for-sale                     (56)
                                                  ---------
Total comprehensive income                          12,490
Issuance of preferred stock                  --     41,250
Cancellation of stock warrants (1)           --         --
Repurchase of common stock                  (10)       (10)
Reissuance of treasury stock in
  contribution to retirement plan            81         22
Exercise of stock options                    --         43
                                      ----------  ---------

Balances, December 31, 2001           $ (18,052)  $ 13,366
                                      ==========  =========

(1) These warrants were cancelled without being exercised as of January 31, 2001, in connection with the conversion of the Senior Notes Payable to convertible preferred stock, as discussed in Note 7.


          See accompanying Notes to Consolidated Financial Statements.

                       SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                          (IN THOUSANDS)


                                                                    2001       2000       1999
                                                                  ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss)                                               $ 12,546   $ (8,952)  $(52,036)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Loss from discontinued operations                                   --      2,500      4,363
    Gain on conversion of debt to convertible preferred stock      (11,251)        --         --
    Loss on impairment of assets                                        --        450     24,576
    Bad debt expense                                                   245        300        481
    Depreciation and amortization                                    1,838      2,767      3,832
    Write-off and amortization of deferred loan costs                   24        339      1,954
    Gain on liquidation of notes receivable                           (175)        --         --
    Gain on sale of investments                                       (101)       (18)    (1,200)
    Gain on sale of property and equipment                              --        (83)        --
    Deferred income taxes                                               --         --     10,569
    Contribution to retirement plan in the form of common stock         22         --         --
  Changes in operating assets and liabilities:
    Accounts receivable                                               (306)      (100)      (114)
    Other current assets                                               685       (667)       370
    Accounts payable                                                  (818)       424     (1,455)
    Other accrued expenses                                          (2,034)     3,266        (61)
    Claims payable and claims incurred but not reported             (1,649)    (1,092)     3,994
    Deferred revenue                                                  (469)      (562)       953
                                                                  ---------  ---------  ---------
  Net cash used in operating activities                             (1,443)    (1,428)    (3,774)

Cash flows from investing activities:
  Purchase of investments available-for-sale                       (15,599)   (42,477)   (13,267)
  Proceeds from sale/maturity of investments available-for-sale     16,878     31,941     15,015
  Purchase of property and equipment                                (1,109)      (646)    (1,220)
  Proceeds from sale of property and equipment                          --        218      3,500
  Payments received on notes receivable                              1,320      1,305        518
  Issuance of notes receivable                                          --         --       (500)
  Decrease (increase) in other assets                                   58       (468)      (969)
                                                                  ---------  ---------  ---------
    Net cash provided by (used in) investing activities              1,548    (10,127)     3,077

Cash flows from financing activities:
  Borrowings on debt                                                    --      8,000         --
  Increase in accrued interest, converted to equity in 2001            321      3,783      1,207
  Payments on debt                                                    (235)      (255)    (2,594)
  Repurchase of common stock                                           (10)        --         --
  Exercise of stock options                                             43         --         --
  Payment of other long-term liabilities                              (108)      (231)       (48)
                                                                  ---------  ---------  ---------
    Net cash provided by (used in) financing activities                 11     11,297     (1,435)
                                                                  ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents                   116       (258)    (2,132)
Cash and cash equivalents at beginning of year                       1,381      1,639      3,771
                                                                  ---------  ---------  ---------

Cash and cash equivalents at end of year                          $  1,497   $  1,381   $  1,639
                                                                  =========  =========  =========

Supplementary information:
  Cash paid during the year for interest                          $    315   $    720   $  4,189
Supplementary disclosure of non-cash activities:
  Debt converted into convertible preferred stock                   41,250         --         --
  Issuance of debt in exchange for cancellation of lease                --        500         --

          See accompanying Notes to Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1.ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
------------------------------------------------------------

SafeGuard Health Enterprises, Inc., a Delaware corporation (the "Company"), provides a wide range of dental benefit plans, vision benefit plans, and other related products. The Company's operations are primarily in California, Florida and Texas, but it also operates in several other states. The Company conducts its operations through several subsidiaries, one of which is an insurance company that is licensed in several states, and several of which are licensed as dental health maintenance organization ("HMO") plans in the states in which they operate. The Company provides dental benefits and other related products to approximately 625,000 individuals. The Company was founded as a not-for-profit entity in California in 1974, and was converted to a for-profit entity in 1982.

Under the dental HMO plan designs provided by the Company, a majority of the total health care services expense consists of capitation payments to dental service providers, which are fixed monthly payments for each covered individual. These capitation arrangements limit the amount of risk assumed by the Company. Under the dental preferred provider organization ("PPO")/indemnity plan designs provided by the Company, all health care services expense consists of claims that are paid each time a covered individual receives dental services. Under this type of plan design, the Company assumes all of the utilization risk.
Capitation payments comprised 37%, 41% and 45% of the Company's total health care services expense during the years ended December 31, 2001, 2000 and 1999, respectively.

BASIS  OF  PRESENTATION

The consolidated financial statements include all the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

BUSINESS  SEGMENT  INFORMATION

Management views certain geographic areas as separate operating segments, and therefore, measures the Company's operating results separately for each of those geographic areas. The Company provides essentially the same services in all of the geographic areas in which it operates. For financial reporting purposes, all the Company's operating segments are aggregated into one reporting segment, which provides dental benefit plans and other related products to employers, individuals and other purchasers.

CASH  AND  CASH  EQUIVALENTS

Investments with an original maturity of three months or less are included in cash equivalents.

RESTRICTED  DEPOSITS  AND  MINIMUM  NET  WORTH  REQUIREMENTS

Several of the Company's subsidiaries are subject to state regulations that require them to maintain restricted deposits in the form of cash or investments. The Company had total restricted deposits of $2.8 million and $2.7 million as of December 31, 2001 and 2000, respectively.

In addition, several of the Company's subsidiaries are subject to state regulations that require them to maintain minimum amounts of statutory capital and surplus. The aggregate minimum statutory capital and surplus that is required with respect to all of the Company's subsidiaries that are subject to minimum capital and surplus requirements was approximately $10.6 million as of December 31, 2001. The aggregate statutory capital and surplus in these subsidiaries as of December 31, 2001, was approximately $11.2 million. As a result of these regulatory requirements, approximately $10.7 million of the Company's consolidated stockholders' equity as of December 31, 2001, was not available for the payment of dividends to the Company's stockholders. In addition, the amount of consolidated stockholders' equity that is available for dividends may be further restricted by the amount of cash and other liquid assets in the Company's non-regulated entities.

INVESTMENTS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its investments as "available-for-sale." Investments classified as available-for-sale are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of applicable income taxes, are reported in stockholders' equity under the caption "Accumulated other comprehensive income." In the event there was an unrealized loss on an investment that the Company believed to be a permanent loss, the loss would be reported in the statement of operations, instead of in a separate caption of stockholders' equity. As of December 31, 2001, there were no unrealized losses that the Company believed to be permanent losses.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The accompanying consolidated balance sheets include the following financial instruments as of December 31, 2001: cash and cash equivalents, investments, accounts receivable, notes receivable, accounts payable, accrued expenses, short-term and long-term debt, and other long-term liabilities. All of these financial instruments, except for notes receivable, long-term debt, and other long-term liabilities, are current assets or current liabilities. The Company expects to realize the current assets, and to pay the current liabilities, within a short period of time. Therefore, the carrying amount of these financial instruments approximates fair value. Notes receivable, which are long-term, have been written down to the Company's estimate of their net realizable value, which approximates fair value. Long-term debt and other long-term liabilities are stated at the present value of the expected future payments, which approximates fair value.

PROPERTY  AND  EQUIPMENT

Property and equipment is recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements is calculated based on the shorter of the estimated useful lives of the assets, or the length of the related lease. The Company uses the following useful lives to record depreciation expense: leasehold improvements - 5 to 10 years; computer hardware and software - 3 to 4 years; and furniture, fixtures and other office equipment
- 5 to 7 years. The cost of maintenance and repairs is expensed as incurred, while significant improvements that extend the estimated useful life of an asset are capitalized. Upon the sale or other retirement of assets, the cost of any such assets and the related accumulated depreciation are removed from the books and any resulting gain or loss is recognized.

INTANGIBLE  ASSETS

Intangible assets at December 31, 2001 consist entirely of goodwill related to the acquisition of a dental HMO company in 1996. This goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired. The Company estimates that this goodwill has a useful life of 40 years from the date of acquisition of the related entity, and amortized the goodwill over that period during the three years ended December 31, 2001. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company's goodwill will not be amortized after December 31, 2001, but will be evaluated for possible impairment on an ongoing basis. See Note 5 for the Company's policy for assessing recoverability of goodwill and a discussion of a charge to earnings during 1999 for impairment of goodwill.

LONG-LIVED  ASSETS

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying values may not be recoverable. The Company's principal long-lived asset as of December 31, 2001 is goodwill. The Company evaluates its goodwill for impairment on an ongoing basis, primarily by comparing the present value of estimated future cash flows related to the goodwill to the carrying amount of the goodwill. See Note 5 for a discussion of impairment charges with respect to certain long-lived assets.

RECOGNITION  OF  PREMIUM  REVENUE  AND  COMMISSION  EXPENSE

Premium revenue is recognized in the period during which dental coverage is provided to the covered individuals. Payments received from customers in advance of the related period of coverage are reflected on the accompanying consolidated balance sheet as deferred revenue.

In connection with its acquisition of new customers, the Company pays broker and consultant commissions based on a percentage of premium revenue collected. The Company also pays internal sales commissions, some of which are based on a percentage of premium revenue collected, and some of which consist of a one-time payment at the beginning of a customer contract. Commissions that are based on a percentage of premium revenue collected are recognized as expenses in the period in which the related premium revenue is recognized. Commissions that consist of a one-time payment at the beginning of a customer contract are recognized as expenses at the beginning of the related customer contract. As stated in SFAS No. 60, "Accounting and Reporting by Insurance Companies," commissions related to insurance contracts should be capitalized and charged to expense over the term of the customer contract, in proportion to premium revenue recognized. In the case of the PPO/indemnity insurance policies issued by the Company, the customers have the ability to cancel the policy at any time with 30 days advance written notice. Because of this ability, one-time commissions paid at the beginning of a customer contract are charged to expense at the beginning of the related customer contract.

RECOGNITION  OF  HEALTH  CARE  SERVICES  EXPENSE

Capitation payments to providers are recognized as expense in the period in which the providers are obligated to deliver the related health care services. Other payments for health care services are recognized as expense in the period in which the services are delivered.

The estimated liability for claims payable and claims incurred but not reported is based primarily on the average historical lag time between the date of service and the date the related claim is paid by the Company, as well as the recent trend in the aggregate amount of incurred claims per covered individual. Since the liability for claims payable and claims incurred but not reported is necessarily an actuarial estimate, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are included in the consolidated statement of operations for the period in which the differences are identified.

ADMINISTRATIVE  SERVICES  ARRANGEMENTS

The Company processed approximately $3.2 million, $3.2 million, and $2.0 million of dental claims under administrative services only ("ASO") agreements during the years ended December 31, 2001, 2000 and 1999, respectively. The revenue recognized by the Company from ASO agreements consists only of the ASO fees received from its clients, and the claims processed by the Company under ASO agreements are not included in the accompanying consolidated statements of operations.

STOCK-BASED  COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," provides a choice of two different methods of accounting for stock options granted to employees. SFAS No. 123 encourages, but does not require, entities to recognize compensation expense equal to the fair value of employee stock options granted. Under this method of accounting, the fair value of a stock option is measured at the grant date, and compensation expense is recognized over the period during which the stock option becomes exercisable. Alternatively, an entity may choose to use the accounting method described in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no compensation expense is generally recognized as long as the exercise price of each stock option is at least equal to the market price of the underlying stock at the time of the grant. If an entity chooses to use the accounting method described in APB No. 25, SFAS No. 123 requires that the pro forma effect of using the fair value method of accounting on its net income be disclosed in a note to the financial statements. The Company has chosen to use the accounting method described in APB No. 25. See Note 11 for the pro forma effect of using the fair value method of accounting for stock options.

INCOME  TAXES

The Company's accounting for income taxes is in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that are recognized in the Company's consolidated financial statements in different periods than those in which the events are recognized in the Company's tax returns. The measurement of deferred tax liabilities and assets is based on current tax laws as of the balance sheet date. The Company records a valuation allowance related to deferred tax assets in the event that available evidence indicates that the future tax benefits related to the deferred tax assets may not be realized. A valuation allowance is required when it is more likely than not that the deferred tax assets will not be realized.

RELATED  PARTY  TRANSACTIONS

The Company paid $200,000 and $117,000 of consulting fees to the chairman of its board of directors during the years ended December 31, 2001 and 2000, respectively. See Note 7 for information regarding the $8.0 million senior investor loan.

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

INCOME  (LOSS)  PER  SHARE

Income (loss) per share is presented in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share is based on the weighted average common shares outstanding, including the common shares into which the convertible preferred stock is convertible, but excluding the effect of other potentially dilutive securities. The number of basic common shares outstanding includes the common share equivalents of the convertible preferred stock, because the Company believes the convertible preferred stock is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. Diluted earnings (loss) per share is based on the weighted average common shares outstanding, including the effect of all potentially dilutive securities. During the three years ended December 31, 2001, the potentially dilutive securities of the Company that were outstanding consisted entirely of stock options and warrants. Due to net losses incurred in the two years ended December 31, 2000, the outstanding stock options and warrants would have an anti-dilutive effect on diluted loss per share in each of these years. Accordingly, stock options and warrants are excluded from the calculation of diluted loss per share for each of these years. Therefore, the Company's diluted loss per share is the same as its basic loss per share for the two years ended December 31, 2000.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, which has the same title, revises the accounting and reporting standards for securitizations and other transfers of assets, and expands the disclosure requirements for such transactions. Under SFAS No. 140, consistent standards are provided for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The accounting requirements of SFAS No. 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities that occur after March 31, 2001, and must be applied prospectively. The adoption of SFAS No. 140 had no significant effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method of accounting. The adoption of SFAS No. 141 had no significant effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, which requires that goodwill established after June 30, 2001, not be amortized, and that amortization of goodwill that existed as of June 30, 2001, be ceased effective January 1, 2002. SFAS No. 142 also requires that all goodwill be evaluated for possible impairment as of the end of each reporting period, and establishes a new method of testing for possible impairment. SFAS No. 142 is effective on January 1, 2002, and as a result, the Company's goodwill amortization will cease effective January 1, 2002. The Company recorded $234,000 of amortization expense related to goodwill and identifiable intangible assets during the year ended December 31, 2001. The Company is currently evaluating whether the adoption of SFAS No. 142 will have any other significant effects on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 establishes accounting and reporting standards for the recognition and measurement of an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a significant effect on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets, and for reporting the results of discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of SFAS No. 144 will have a significant effect on its consolidated financial statements.

RECLASSIFICATION

Certain amounts in the financial statements for prior years have been reclassified to conform to the current year presentation.

NOTE  2.  DISCONTINUED  OPERATIONS
----------------------------------

ACCOUNTING  TREATMENT  OF  CERTAIN  SALE  TRANSACTIONS

The Company sold all of its general dental practices in 1996 and 1997, and sold all of its orthodontic practices in 1998. Certain of the general dental practices and all of the orthodontic practices were sold to a single purchaser (the "Purchaser"), in exchange for $23.0 million of long-term promissory notes. Due to uncertainty about the Purchaser's ability to meet its commitments to the Company under the promissory notes, the Company did not treat the transactions with the Purchaser as sales for accounting purposes, notwithstanding the fact that these transactions were legally structured as sales. Accordingly, the related promissory notes were not reflected in the Company's financial statements. Instead, the historical cost of the net assets of the related general dental and orthodontic practices were reflected on the Company's balance sheet, and were stated at their estimated realizable value. The Company's financial statements did not reflect any gains on these sale transactions, and do not reflect any interest income on the related promissory notes. In the opinion of management, this accounting treatment appropriately reflects the economic substance of the transactions, as distinct from the legal form of the transactions. The Company recorded impairment charges with respect to the net assets of these dental and orthodontic practices in both 2000 and 1999 (see Note
5).

SALE  OF  DISCONTINUED  OPERATIONS  TO  NEW  PURCHASER

The Purchaser ultimately defaulted on its obligations to the Company, and in October 2000, the Company completed a transaction with the Purchaser and another third party (the "New Purchaser"), in which the practices originally sold to the Purchaser were sold to the New Purchaser. In this transaction, the Purchaser transferred its interest in the dental and orthodontic practices to the New Purchaser, the New Purchaser paid $2.4 million to the Company and placed an additional $1.5 million in an escrow account for the benefit of the Company, and the Company agreed to pay certain obligations related to these practices. These obligations consisted primarily of payroll, dental office lease obligations, patient refunds, and the obligation to complete the orthodontic treatments for dental HMO patients who previously paid for the treatments in full. These obligations had to be paid in order to complete the transaction, were obligations of the Company as the member's dental HMO plan, or were obligations for which the Company could have been contingently liable in any event.

As of December 31, 2001, the Company has collected a substantial portion of the escrow account, and has satisfied a substantial portion of the obligations described above. However, the remaining amount of the escrow account that may be realized by the Company, and the ultimate cost of the obligations assumed by the Company are subject to various uncertainties, and are reflected on the accompanying consolidated balance sheet based on the Company's best estimates. This transaction resulted in a $2.5 million charge to earnings during 2000 to reduce the carrying value of the net assets of the dental and orthodontic practices to their estimated realizable value. See Note 5 for a discussion of impairment charges that were recognized in 2000 and 1999 in connection with this transaction.

NOTE  3.  INVESTMENTS
---------------------

Gross realized gains on sales of investments were $101,000, $19,000, and $2,051,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Gross realized losses on sales of investments were zero, $1,000, and $851,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The historical cost of specific securities sold is used to compute the gain or loss on the sale of investments. At December 31, 2001, the Company had net unrealized gains of $63,000, which is included in stockholders' equity under the caption "Accumulated other comprehensive income."

The Company's investments as of December 31, 2001 are summarized below (in thousands):

                                                              COST/                                 ESTIMATED
                                                            AMORTIZED     UNREALIZED    UNREALIZED    FAIR
                                                               COST         GAINS         LOSSES      VALUE
                                                           ------------  ------------  ------------  -------
  Classified as available-for-sale:
    U.S. government and its agencies                       $     2,757   $        57   $        (2)  $ 2,812
    State and municipal obligations                                255             8            --       263
    Other marketable debt securities                            13,712            --            --    13,712
                                                           ------------  ------------  ------------  -------

      Total available-for-sale                             $    16,724   $        65   $        (2)  $16,787
                                                           ============  ============  ============  =======

The maturity dates of the Company's investments as of December 31, 2001 are summarized below (in thousands):

                                                              COST/       ESTIMATED
                                                            AMORTIZED       FAIR
                                                               COST         VALUE
                                                           ------------  ------------
  Classified as available-for-sale:
    Due in 2002                                            $    14,195   $    14,204
    Due in 2003                                                  1,306         1,345
    Due in 2004 and thereafter                                   1,223         1,238
                                                           ------------  ------------

      Total available-for-sale                             $    16,724   $    16,787
                                                           ============  ============

The Company's investments as of December 31, 2000 are summarized below (in thousands).

                                                              COST/                                 ESTIMATED
                                                            AMORTIZED     UNREALIZED    UNREALIZED    FAIR
                                                               COST         GAINS         LOSSES      VALUE
                                                           ------------  ------------  ------------  -------
  Classified as available-for-sale:
  U.S. government and its agencies                         $    14,472   $        80   $        (1)  $14,551
  State and municipal obligations                                  996            41            --     1,037
  Other marketable debt securities                               2,434            --            (1)    2,433
                                                           ------------  ------------  ------------  -------

  Total available-for-sale                                 $    17,902   $       121   $        (2)  $18,021
                                                           ============  ============  ============  =======

NOTE 4.  PROPERTY AND EQUIPMENT
-------------------------------

The  Company's  property and equipment consists of the following (in thousands):

                                                                  DECEMBER 31,
                                                           --------------------------
                                                               2001          2000
                                                           ------------  ------------
  Leasehold improvements                                   $       841           811
  Furniture, fixtures and other equipment                       11,161        10,082
                                                           ------------  ------------
  Total, at cost                                                12,002        10,893
  Less - accumulated depreciation and amortization              (9,654)       (8,050)
                                                           ------------  ------------

  Total, net of accumulated depreciation and amortization  $     2,348   $     2,843
                                                           ============  ============

NOTE  5.  IMPAIRMENT  OF  ASSETS
--------------------------------

ASSETS  OF  DISCONTINUED  OPERATIONS  TRANSFERRED UNDER CONTRACTUAL ARRANGEMENTS

Assets of discontinued operations transferred under contractual arrangements consists of the historical cost of the net assets of certain general dental practices and certain orthodontic practices that were sold by the Company in 1998 and 1997 (see Note 2). During 1999, the Company reached an oral agreement with the purchaser of those practices (the "Purchaser") and another third party (the "New Purchaser"), under which the related promissory notes payable to the Company (the "Notes") would be liquidated. Under this agreement, the Purchaser would convey the dental and orthodontic practices that comprised the collateral for the Notes to the New Purchaser, in exchange for proceeds that would be paid to the Company in satisfaction of the Notes. Based on this oral agreement, the Company recorded a $4.4 million charge to earnings (net of income tax benefit of $2.1 million) during 1999 to reduce the carrying value of the net assets of the dental and orthodontic practices to their estimated realizable value. This charge is reflected on the Company's consolidated statement of operations under the caption "Loss from assets transferred under contractual arrangements."

In March 2000 the Company entered into a definitive agreement with respect to the transaction described above. In September 2000, the Company entered into a restructured agreement with respect to this transaction, which superseded the previous agreement. Based on the terms of the restructured agreement, and on the related transaction that was completed in October 2000, the Company recorded a $2.5 million charge to earnings during 2000 to reduce the carrying value of the net assets of the dental and orthodontic practices to their revised estimated realizable value. This charge is reflected on the Company's consolidated statement of operations under the caption "Loss from assets transferred under contractual arrangements."

NOTES  RECEIVABLE

The Company's notes receivable consist of promissory notes issued by the purchasers of certain general dental practices sold by the Company in 1996 and 1997, and are related to dental practices other than those sold to the Purchaser, as discussed in Note 2. The Company reviews the carrying amount of its notes receivable for possible impairment on an ongoing basis, based on the estimated collectibility of the notes. During 2000, the Company increased the reserve on its notes receivable by recording an impairment loss of $450,000, based on the recent payment history of the notes, its estimate of the ability of the issuers to repay the notes, its estimate of the financial condition of the dental practices that comprise the collateral for the notes, and its estimate of the value of the assets of those practices. There was no impairment loss recorded during 2001. As of December 31, 2001, the net carrying amount of the outstanding notes receivable was $805,000, which is based on the Company's estimate of the net realizable value of the promissory notes.

INTANGIBLE  ASSETS

Management reviews for impairment of intangible assets that are used in the Company's operations on a periodic basis in accordance with APB No. 17, "Intangible Assets." Management deems a group of assets to be impaired if estimated discounted future cash flows are less than the carrying amount of the assets. Estimates of future cash flows are based on management's best estimates of anticipated operating results over the remaining useful life of the assets.

During 1999, the Company recognized impairment losses of $24.6 million based on estimated discounted cash flows to be generated by each of the Company's intangible assets. The impairment was recognized with respect to the goodwill and non-compete covenant related to the acquisition of a Texas-based dental HMO in September 1996 ($14.7 million), the goodwill and non-compete covenant related to the acquisition of a Florida-based dental HMO in May 1997 ($9.3 million), and the insurance license acquisition costs related to the acquisitions of two insurance companies in 1997 and 1992 ($0.6 million). There was no impairment loss recorded with respect to intangible assets during 2001 or 2000, and the Company believes there is no impairment of its intangible assets as of December 31, 2001.

NOTE  6.  CLAIMS  PAYABLE  AND  CLAIMS  INCURRED  BUT  NOT  REPORTED
--------------------------------------------------------------------

The Company is responsible for paying claims submitted by dentists for services provided to patients who have purchased dental coverage from the Company. The liability for claims payable and claims incurred but not reported is an estimate of the claims for services delivered prior to the balance sheet date, which have not yet been paid by the Company as of the balance sheet date. The estimate of claims payable and claims incurred but not reported is based primarily on the average historical lag time between the date of service and the date the related claim is paid by the Company, as well as the recent trend in the aggregate amount of incurred claims per covered individual. Since the liability for claims payable and claims incurred but not reported is necessarily an actuarial estimate, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are included in the consolidated statement of operations for the period in which the differences are identified.

The amounts included in the liability for claims payable and claims incurred but not reported in the accompanying consolidated financial statements are the same as the amounts included in the statutory financial statements that are filed with various state regulators by the Company's subsidiaries.

PPO/indemnity claims are related to services delivered to individuals covered under dental indemnity plan designs, some of which contain a PPO feature. Specialist referral claims are related to specialist services delivered to individuals covered under dental HMO plan designs. Other claims are related to primary care dental services delivered to individuals covered under dental HMO plan designs. A summary of the activity in the liability for each type of claim is shown below (in thousands).

                                               DENTAL HMO
                                           --------------------
                                  PPO/     SPECIALIST
                               INDEMNITY    REFERRAL    OTHER
                                CLAIMS       CLAIMS     CLAIMS     TOTAL
                              -----------  ----------  --------  ---------

Balance at January 1, 2000    $    5,807   $   1,988   $   851   $  8,646

Incurred claims related to:
  Current year - 2000             24,747       6,971     4,634     36,352
  Prior years                        226        (351)     (122)      (247)
Paid claims related to:
  Current year - 2000            (18,969)     (5,823)   (4,006)   (28,798)
  Prior years                     (6,033)     (1,637)     (729)    (8,399)
                              -----------  ----------  --------  ---------

Balance at December 31, 2000       5,778       1,148       628      7,554

Incurred claims related to:
  Current year - 2001             23,582       6,047     4,161     33,790
  Prior years                       (834)       (138)     (204)    (1,176)
Paid claims related to:
  Current year - 2001            (19,330)     (4,955)   (3,600)   (27,885)
  Prior years                     (4,944)     (1,010)     (424)    (6,378)
                              -----------  ----------  --------  ---------

Balance at December 31, 2001  $    4,252   $   1,092   $   561   $  5,905
                              ===========  ==========  ========  =========

The liability for claims payable and claims incurred but not reported is adjusted each year to reflect any differences between claims actually paid and previous estimates of the liability. During each of the years ended December 31, 2001 and 2000, the aggregate adjustments to the liability to reflect these differences, which are reflected in the above table, were not material.

NOTE  7.  NOTES  PAYABLE  AND  LONG-TERM  DEBT
----------------------------------------------

Notes  payable  and  long-term  debt  consisted of the following (in thousands):

                               DECEMBER 31,
                             -----------------
                              2001     2000
                             ------  ---------

  Investor senior loan       $  --   $  8,000
  Revolving credit facility     --      7,045
  Senior notes payable          --     32,500
  Other                        265        500
                             ------  ---------
    Total debt                 265     48,045
  Less - short-term portion   (265)   (47,780)
                             ------  ---------

  Long-term debt             $  --   $    265
                             ======  =========

On March 1, 2000, the Company entered into a recapitalization transaction with an investor group (the "Investors"), the revolving credit facility lender (the "Bank"), and the holder of the senior notes payable (the "Senior Note Holder"). In this transaction, the Investors loaned $8.0 million to the Company in the form of an investor senior loan, due April 30, 2001. As part of this transaction, the Investors, the Bank, and the Senior Note Holder agreed to convert the $8.0 million investor senior loan, the outstanding balance of $7.0 million under the revolving credit facility plus accrued interest, and the $32.5 million of senior notes payable plus accrued interest, to convertible preferred stock, subject to regulatory approval and an increase in the authorized shares of the Company's common stock.

Effective as of January 31, 2001, the Company completed the conversion of the investor senior loan ($8.0 million), the outstanding balance under the revolving credit facility ($7.0 million), the senior notes payable ($32.5 million), and the accrued interest on the revolving credit facility and the senior notes payable ($5.3 million) into 300,000 shares of convertible preferred stock. The estimated value of the convertible preferred stock was $137.50 per share as of January 31, 2001, which is based on the closing price of the Company's common stock on January 31, 2001, which was $1.375 per share, and the fact that each share of convertible preferred stock is convertible into 100 shares of common stock. Based on this estimated value, the conversion transaction resulted in a pre-tax gain of $11.3 million, which is net of approximately $350,000 of transaction costs. There was no income tax effect related to this transaction, due to the Company's net operating loss carry-forwards for tax purposes, as discussed in Note 9. The Company's deferred tax asset related to net operating loss carryforwards is fully reserved, due to uncertainty about whether the deferred tax assets will be realized in the future, as discussed in Note 9.

See Note 11 for a description of the convertible preferred stock. As a result of the conversion transaction, the ownership interest of the previously existing common stockholders of the Company was reduced to approximately 14% of the common stock interests of the Company. In March 2000, in connection with the recapitalization transaction, the Company agreed to place four new directors, who represented the Investors, the Bank, and the Senior Note Holder, on its board of directors. Three of those directors were placed on the board in March 2000, and the fourth director was placed on the board as of January 31, 2001, at which time the Bank sold its interest in the Company to other existing stockholders. These four new directors constitute a majority of the board of directors, which currently has a total of seven members.

In 1999, in connection with a restructuring of the senior notes payable, the Company issued warrants to purchase 382,000 shares of its common stock for $4.51 per share to the Senior Note Holder. The Company estimated that the fair value of these warrants was $320,000, based on an option-pricing model. Accordingly, this amount was charged to interest expense and credited to additional paid-in capital during 1999. The warrants were cancelled without being exercised, in connection with the conversion of the senior notes payable into convertible preferred stock effective January 31, 2001. Accordingly, the estimated fair value of the warrants, which was $320,000, was debited to additional paid-in capital and credited to retained earnings during 2001.

NOTE  8.  OTHER  LONG-TERM  LIABILITIES
---------------------------------------

Other long-term liabilities consist primarily of accrued rent expense related to an office lease with monthly payments that increase over the term of the lease, deferred compensation payments to a former employee of a dental HMO company acquired by the Company in 1996, accrued lease obligations related to equipment that is no longer used by the Company, and security deposits collected in connection with subleases.

Annual maturities of other long-term liabilities are as follows, as of December 31, 2001 (in thousands):

                  2003                                 $  199
                  2004                                    208
                  2005                                    192
                  2006                                    192
                  Thereafter                              180
                                                       ------

                    Total other long-term liabilities  $  971
                                                       ======

NOTE  9.  INCOME  TAXES
-----------------------

The Company's federal and state income tax expense (benefit) is as follows (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001    2000    1999
                                                             ------  ------  --------
  Income tax expense from continuing operations:
    Current payable - Federal                                $   --  $   --  $   648
                      State                                      --      --      358
  Deferred -  Federal                                            --      --    6,613
              State                                              --      --    3,315
                                                             ------  ------  --------
  Income tax expense from continuing operations                  --      --   10,934
  Income tax expense (benefit) from discontinued operations      --      --   (2,087)
                                                             ------  ------  --------

    Total income tax expense                                 $   --  $  --   $ 8,847
                                                             ======  ======  ========

A reconciliation of the expected federal income tax expense (benefit) based on the statutory rate to the actual income tax expense (benefit) on the income
(loss)  from  continuing  operations  is  as  follows  (in  thousands):

                                                     YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------
                                           2001               2000               1999
                                    -----------------  -----------------  -------------------
                                     AMOUNT      %      AMOUNT      %      AMOUNT       %
                                    ---------  ------  --------  -------  ---------  -------
Expected federal income tax
  expense (benefit)                 $  4,266    34.0%  $(2,194)  (34.0)%  $(12,491)  (34.0)%
State income tax expense
  (benefit), net of effect
  on federal income tax                   --      --        --        --     1,903      5.2
Goodwill amortization
  and impairments                         35     0.3        42       0.7     8,190     22.3
Other items                              855     6.8        46       0.7       451      1.2
Expiration of net operating
  losses due to change of control      6,774    54.0        --        --        --       --
Change in valuation allowance        (11,930)  (95.1)    2,106      32.6    12,881     35.1
                                    ---------  ------  --------  -------  ---------  -------

Actual income tax expense           $     --      --%  $    --       --%  $ 10,934     29.8%
                                    =========  ======  ========  =======  =========  =======

Deferred tax assets and liabilities are related to the following items (in thousands):

                                                             DECEMBER 31,
                                                         -------------------
                                                           2001      2000
                                                         --------  ---------
  Deferred tax assets:
    Net operating loss carryforward                      $ 3,567   $ 13,651
    Depreciation and amortization                          2,053      3,384
    Accrued expenses                                       1,121      1,965
    Capital loss carryforward                                643         --
    Bad debt reserves on notes receivable                    219      1,263
    Bad debt allowance on accounts receivable                218        378
    Other                                                    111         42
                                                         --------  ---------
      Total deferred tax assets                            7,932     20,683

  Deferred tax liabilities:
    State income taxes                                       910        958
    Prepaid expenses                                         280        211
    Gain on sale of dental offices                            56        898
                                                         --------  ---------
      Total deferred tax liabilities                       1,246      2,067
                                                         --------  ---------

  Net deferred tax assets                                  6,686     18,616
    Valuation allowance                                   (6,686)   (18,616)
                                                         --------  ---------

      Net deferred tax assets after valuation allowance  $    --   $     --
                                                         ========  =========

The income tax expense recorded by the Company for the year ended December 31, 2001, includes an adjustment to decrease the valuation allowance against its deferred tax assets. The income tax expense recorded for the year ended December 31, 2000, includes an adjustment to increase the valuation allowance against its deferred tax assets. The Company's net deferred tax assets, which were $6.7 million and $18.6 million as of December 31, 2001 and 2000, respectively, have been fully reserved since September 30, 1999, due to uncertainty about whether those net assets will be realized in the future. The uncertainty is primarily due to operating losses incurred by the Company during each of the three years ended December 31, 2000, and the existence of significant net operating loss carryforwards. The Company's deferred tax assets remain fully reserved as of December 31, 2001, for the same reasons.

Due to the conversion of outstanding debt into convertible preferred stock, as described in Note 7, there was a "change of control" of the Company for purposes of Internal Revenue Code Section 382, effective January 31, 2001. As a result, effective January 31, 2001, the amount of pre-existing net operating loss carryforwards that can be used to offset current taxable income on the Company's federal income tax return is limited to approximately $350,000 per year. As of December 31, 2001, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $9.0 million and $8.1 million, respectively, which are net of the amounts that will expire unused due to the change of control limitation. The federal and state net operating loss carryforwards will begin to expire in 2018 and 2003, respectively.

NOTE  10.  COMMITMENTS  AND  CONTINGENCIES
------------------------------------------

LEASE  COMMITMENTS

The Company leases administrative office space and office equipment under a number of operating leases. Rent expense was $3,465,000, $3,986,000, and $4,289,000 in 2001, 2000, and 1999, respectively. The Company has subleased certain of its office space to unrelated third parties, which office space is subject to lease agreements for which the Company remains contingently liable in the event the sublessees fail to make the lease payments. Future minimum rental payments required under non-cancelable operating leases are as follows, net of payments expected to be received pursuant to subleases (in thousands):

                               TOTAL      EXPECTED       NET
                               LEASE      SUBLEASE   CONTINGENT
                            OBLIGATION    PAYMENTS   OBLIGATION
                            -----------  ----------  -----------
  2002                      $     2,830  $    (278)  $     2,552
  2003                            2,155       (130)        2,025
  2004                            2,034        (43)        1,991
  2005                            1,850         --         1,850
  2006                            1,838         --         1,838
  Thereafter                      3,064         --         3,064
                            -----------  ----------  -----------

    Total minimum payments  $    13,771  $    (451)  $    13,320
                            ===========  ==========  ===========

The Company has accrued all of the future lease payments related to certain leases for equipment that is no longer used by the Company. The Company has also accrued the excess of the future lease payments for office space that is no longer used by the Company, over the expected future collections of sublease payments related to that office space. The future lease payments that have been accrued are not included in the above summary of operating lease commitments.

LITIGATION

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company believes all pending claims either are covered by liability insurance maintained by the Company or by dentists in the Company's provider network, or will not have a material adverse effect on the Company's consolidated financial position or results of operations. In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. On September 12, 2000, after the plaintiffs had filed a first amended complaint, the Federal District Trial Court dismissed the lawsuit with prejudice, stating that the plaintiffs had failed to state a claim against the Company and its officers. On October 6, 2000, the plaintiffs filed an appeal of the dismissal of the lawsuit, and the dismissal was overturned on February 22, 2002. The case was remanded back to the District Court with instructions to allow the plaintiff to file a second amended complaint. The Company has directors and officers liability insurance, and intends to vigorously defend any second amended complaint that may be filed by the plaintiff. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

CONTINGENT  LEASE  OBLIGATIONS

The Company sold all of its general dental practices and orthodontic practices in 1996, 1997 and 1998, as discussed in Note 2. The Company also re-sold certain of these practices in October 2000, after the original purchaser of a number of these practices defaulted on its obligations to the Company, as discussed in
Note 2. In connection with the sale and re-sale of those practices, all of the office lease agreements related to those practices have been assigned to the respective purchasers of those practices, except for three of the leases. The Company is currently in the process of obtaining assignments for the remaining three leases, although there can be no assurance that it will be successful in doing so.

In the case of the assigned leases, the Company is secondarily liable for the lease payments in the event the purchasers of those practices fail to make the payments. As of December 31, 2001, the total of the minimum annual payments under these leases was approximately $1.5 million, and the aggregate contingent liability of the Company related to these leases was approximately $4.4 million over the terms of the lease agreements, which expire at various dates through 2007. Management has not been notified of any defaults under these leases that would materially affect the Company's consolidated financial position. The aggregate contingent lease obligation of $4.4 million excludes $175,000 of estimated lease obligations that have been accrued as of December 31, 2001, due to an expected failure by one of the entities to make the lease payments under a lease that was assigned to that entity by the Company. This estimated lease obligation is included in the accompanying consolidated balance sheet under the caption "Other accrued expenses."

The Company remains primarily liable for the three lease agreements that have not yet been assigned, although the purchasers of the related practices have agreed to make all of the remaining payments under those leases. The lease commitments related to these three leases are included in the above summary of lease commitments in this Note 10.

EMPLOYMENT  AGREEMENT  COMMITMENTS

The Company has entered into employment agreements with several members of its management. Under each of these employment agreements, if the employee is terminated without cause, the Company would be obligated to make a severance payment equal to between 50% and 100% of the employee's annual salary, depending upon the timing of the termination in relation to the expiration of the employment agreement. The total of the annual salaries under these employment agreements is approximately $1.7 million.

EMPLOYEE  RETIREMENT  PLAN

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code (the "Plan"). Under the Plan, employees are permitted to make contributions to a retirement account through payroll deductions from pre-tax earnings. Employees are fully vested in contributions made from payroll deductions. In addition, the Company may, at its discretion, make additional contributions to the Plan. The Company made $51,000 of matching contributions to the Plan for the year ended December 31, 2001, in the form of 33,000 shares of its common stock. Of the total of 33,000 shares of common stock contributed, 18,000 shares were contributed in 2001, and an additional 15,000 shares were contributed in 2002, the value of which is included in accrued expenses as of December 31, 2001. Employees become vested in the matching contributions at the rate of 20% per year during the first five years of employment with the Company, with employees receiving credit for past years of service. There are no restrictions on the ability of employees to liquidate the Company's common stock that is credited to their account, except for vesting requirements. The Company made no contributions to the Plan during the two years ended December 31, 2000.

PROFESSIONAL  LIABILITY  INSURANCE

The Company maintains professional liability insurance that covers losses on a claims made basis.

GOVERNMENT  REGULATION

The dental benefits industry is subject to extensive state and local laws, rules and regulations. Each of the Company's operating subsidiaries is subject to various requirements imposed by state laws and regulations related to the operation of a dental HMO plan or a dental insurance company, including the maintenance of a minimum amount of net worth by certain subsidiaries. In addition, regulations applicable to dental benefit plans could be changed in the future. There can be no assurance that the Company will be able to meet all applicable regulatory requirements in the future.

HEALTH  INSURANCE  PORTABILITY  AND  ACCOUNTABILITY  ACT  OF  1996  ("HIPAA")

HIPAA imposes responsibilities on the Company, including but not limited to, privacy notice requirements to members of the Company's benefit plans, the security and privacy of individually identifiable health information, the use of unique identifiers for all of the contractual relationships the Company has with members, providers and group and individual contract holders, the adoption of standardized electronic transaction code sets, and prevention of unauthorized use or disclosure of personal data maintained by the Company. The Company is in the process of developing policies and procedures to comply with these requirements and has provided privacy notices as required by HIPAA and the Gramm-Leach-Bliley Act. The total cost of compliance with HIPAA is not known at this time.

LIABILITIES  RELATED  TO  DENTAL  AND  ORTHODONTIC  PRACTICES

The Company has various liabilities in connection with the dental and orthodontic practices sold in October 2000, including but not limited to, the obligation to complete orthodontic treatments for certain dental HMO patients who previously paid for the treatments in full. The amount of these liabilities is subject to uncertainties and there can be no assurance that the ultimate amount of these liabilities will not exceed the amounts accrued on the Company's consolidated balance sheet as of December 31, 2001.

NOTE  11.  CAPITAL  STOCK
-------------------------

CONVERTIBLE  PREFERRED  STOCK

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

STOCK  REPURCHASES

As of December 31, 2001, the Company had 3,266,755 shares of treasury stock, which were acquired by the Company for an aggregate of $18.1 million. In December 2000, the board of directors of the Company authorized management to repurchase up to 500,000 shares of the Company's outstanding common stock, of which 10,000 shares had been repurchased as of December 31, 2001.

STOCKHOLDER  RIGHTS  PLAN

In March 1996, the board of directors of the Company declared a dividend of one right to purchase a fraction of a share of its Series A Junior Participating Preferred Stock, having rights, preferences, privileges and restrictions as designated, and under certain circumstances, other securities, for each outstanding share of the Company's common stock. The dividend was distributed to stockholders of record at the close of business on April 12, 1996. The Rights become exercisable upon the occurrence of certain defined events related to a possible change of control of the Company. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 22, 1996, as amended, between the Company and American Stock Transfer and Trust Company, as Rights Agent. The Rights Agreement may be amended by the Company's board of directors without the approval of the Rights holders, at any time prior to the Rights becoming exercisable. The Rights Agreement was amended in March 2000 to specify that the recapitalization transaction initiated in March 2000 would not cause the Rights to become exercisable.

STOCK  OPTION  PLAN

The Company has a stock option plan (the "Plan") that authorizes the granting of both incentive and non-qualified stock options to purchase an aggregate of 3,000,000 shares of common stock. Either incentive or non-qualified stock options may be granted to executive officers and other employees of the Company. Only non-qualified stock options may be granted to non-employee directors of the Company. Under the Plan, the exercise price of any stock option granted must be at least equal to the market value of the Company's common stock on the date the option is granted. The Compensation and Stock Option Committee of the board of directors of the Company administers the Plan.

The  following  is  a  summary  of  activity  in  stock  options:

                                                                YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                             2001         2000        1999
                                                          -----------  -----------  ---------
  Outstanding at beginning of year                         2,216,300      755,300    769,800
  Stock options granted                                      805,000    2,080,000     55,000
  Stock options exercised                                    (43,332)          --         --
  Stock options canceled                                    (363,468)    (619,000)   (69,500)
                                                          -----------  -----------  ---------

  Outstanding at end of year                               2,614,500    2,216,300    755,300
                                                          ===========  ===========  =========

  Exercisable at end of year                                 616,107      105,966    551,000

  Weighted average exercise price of options granted      $     1.26   $     1.00   $   3.72
  Weighted average exercise price of options exercised          1.00           --         --
  Weighted average exercise price of options canceled           3.81         9.96      12.70
  Weighted average exercise price of options outstanding        1.14         1.53       9.88
  Weighted average exercise price of options exercisable        1.23        10.39      10.39

The following is a summary of stock options outstanding as of December 31, 2001:

                   TOTAL STOCK OPTIONS OUTSTANDING         STOCK OPTIONS EXERCISABLE
               -----------------------------------------   --------------------------
RANGE OF       WEIGHTED      WEIGHTED        WEIGHTED
EXERCISE        NUMBER       AVERAGE          AVERAGE       NUMBER        AVERAGE
PRICES         OF SHARES  REMAINING LIFE  EXERCISE PRICE   OF SHARES  EXERCISE PRICE
-------------  ---------  --------------  ---------------  ---------  ---------------
1.00 - 1.50    2,600,000      8.64 years  $          1.08    601,607  $          1.00
9.00 - 11.88      13,500      3.97 years            10.62     13,500            10.62
   15.75           1,000      4.22 years            15.75      1,000            15.75
               ---------                                   ---------

   Total       2,614,500      8.61 years  $          1.14    616,107  $          1.23
               =========                                   =========

The weighted average fair value of stock options granted was $1.13, $0.76, and $2.73 per share during the years ended December 31, 2001, 2000, and 1999, respectively. In accordance with SFAS No. 123, the following table shows the pro forma effect of using the fair value method of accounting for stock options granted to employees (in thousands, except per share amounts):


                                                   YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                  2001      2000      1999
                                                 -------  --------  ---------
  Net income (loss), as reported                 $12,546  $(8,952)  $(52,036)
  Pro forma net income (loss)                     11,713   (9,733)   (52,360)

  Diluted income (loss) per share, as reported      0.38    (1.89)    (10.96)
  Pro forma diluted income (loss) per share         0.35    (2.05)    (11.03)


SFAS No. 123 requires a publicly-traded entity to estimate the fair value of stock-based compensation by using an option-pricing model that takes into account certain facts and assumptions. The facts and assumptions that must be taken into account are the exercise price, the expected life of the option, the current stock price, the expected volatility of the stock price, the expected dividends on the stock, and the risk-free interest rate. The option-pricing models commonly used were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the stock options granted by the Company. The Company estimated the fair value of each stock option as of the date of grant by using the Black-Scholes option-pricing model. The facts and assumptions used to determine the fair value of stock options granted were: an average expected life of four years; expected volatility of 160% in 2001, 184% in 2000, and 97% in 1999; no expected dividends; and a risk-free interest rate of approximately 3.8% in 2001, and 6.0% in 2000 and 1999. The assumptions regarding the expected life of the options and the expected volatility of the stock price are subjective, and these assumptions greatly affect the estimated fair value amounts.

NOTE  12.  INVESTMENT  AND  OTHER  INCOME
-----------------------------------------

Investment  and  other  income  consists  of  the  following  (in  thousands):

                                                YEARS ENDED DECEMBER 31,
                                             -----------------------------
                                               2001      2000      1999
                                             --------  --------  ---------
  Net realized gains on sale of investments  $    101  $     18  $  1,200
  Interest income                                 945     1,330       932
  Other, net                                       14        83       (65)
                                             --------  --------  ---------

    Total investment and other income        $  1,060  $  1,431  $  2,067
                                             ========  ========  =========

NOTE13.  UNAUDITED  SELECTED  QUARTERLY  INFORMATION
----------------------------------------------------

QUARTERLY  RESULTS  OF  OPERATIONS

Unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 are shown below (in thousands, except per share data). The unaudited quarterly results should be read in conjunction with the accompanying audited consolidated financial statements.

                                                       YEAR ENDED DECEMBER 31, 2001
                                                ------------------------------------------
                                                  FIRST     SECOND      THIRD     FOURTH
                                                 QUARTER    QUARTER    QUARTER    QUARTER
                                                ---------  ---------  ---------  ---------
  Premium revenue, net                          $ 21,643   $ 21,452   $ 20,831   $ 20,896
  Health care services expense                    15,187     14,914     14,456     14,135
  Selling, general and administrative expense      6,534      6,453      6,062      6,342
                                                ---------  ---------  ---------  ---------

  Operating income (loss)                            (78)        85        313        419

  Investment and other income                        435        255        213        157
  Interest expense on debt that was
    converted to equity in 2001                     (402)        --         --         --
  Other interest expense                             (32)       (30)       (31)        (9)
                                                ---------  ---------  ---------  ---------
  Income (loss) before income taxes
    and extraordinary item                           (77)       310        495        567
  Income tax expense                                  --         --         --         --
                                                ---------  ---------  ---------  ---------

  Income (loss) before extraordinary item            (77)       310        495        567
  Extraordinary item:
    Gain on conversion of debt to
      convertible preferred stock                 11,251         --         --         --
                                                ---------  ---------  ---------  ---------

    Net income                                  $ 11,174   $    310   $    495   $    567
                                                =========  =========  =========  =========

  Basic net income per share:
    Income before extraordinary item            $     --   $   0.01   $   0.01   $   0.02
    Extraordinary item                              0.45         --         --         --
                                                ---------  ---------  ---------  ---------

    Net income                                  $   0.45   $   0.01   $   0.01   $   0.02
                                                =========  =========  =========  =========

  Weighted average basic shares outstanding       24,738     34,740     34,753     34,781

  Diluted net income per share:
    Income before extraordinary item            $     --   $   0.01   $   0.01   $   0.02
    Extraordinary item                              0.45         --         --         --
                                                ---------  ---------  ---------  ---------

    Net income                                  $   0.45   $   0.01   $   0.01   $   0.02
                                                =========  =========  =========  =========

  Weighted average diluted shares outstanding     24,738     35,502     35,542     35,564

                                                          YEAR ENDED DECEMBER 31, 2000
                                                   ------------------------------------------
                                                     FIRST     SECOND      THIRD     FOURTH
                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                   ---------  ---------  ---------  ---------
  Premium revenue, net                             $ 24,463   $ 24,173   $ 24,639   $ 23,976
  Health care services expense                       17,738     17,710     17,572     15,548
  Selling, general and administrative expense         8,413      7,119      7,436      8,235
  Loss on impairment of assets                           --         --         --        450
                                                   ---------  ---------  ---------  ---------

  Operating income (loss)                            (1,688)      (656)      (369)      (257)

  Investment and other income                           259        378        478        316
  Interest expense on debt that was
  converted to equity in 2001                        (1,015)    (1,202)    (1,287)    (1,297)
  Other interest expense                                (17)       (18)       (53)       (24)
                                                   ---------  ---------  ---------  ---------
  Income (loss) before income taxes and
    discontinued operations                          (2,461)    (1,498)    (1,231)    (1,262)
  Income tax expense                                     --         --         --         --
                                                   ---------  ---------  ---------  ---------

  Income (loss) before discontinued operations       (2,461)    (1,498)    (1,231)    (1,262)
  Discontinued operations:
    Loss from assets transferred under
      contractual arrangements                           --         --     (1,750)      (750)
                                                   ---------  ---------  ---------  ---------

    Net income (loss)                              $ (2,461)  $ (1,498)  $ (2,981)  $ (2,012)
                                                   =========  =========  =========  =========

  Basic and diluted net income (loss) per share:
    Income (loss) from continuing operations       $  (0.52)  $  (0.32)  $  (0.26)  $  (0.26)
    Income (loss) from discontinued operations           --         --      (0.37)     (0.16)
                                                   ---------  ---------  ---------  ---------

    Net income (loss)                              $  (0.52)  $  (0.32)  $  (0.63)  $  (0.42)
                                                   =========  =========  =========  =========

  Weighted average basic and
  diluted shares outstanding                          4,747      4,747      4,747      4,747

                      SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                                          SCHEDULE II
                               VALUATION AND QUALIFYING ACCOUNTS
                         YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                         (IN THOUSANDS)


                                  BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                   BEGINNING    COSTS AND     OTHER                      END
                                    OF YEAR     EXPENSES     ACCOUNTS     WRITE-OFFS   OF YEAR
                                  -----------  -----------  -----------  ------------  --------
YEAR ENDED DECEMBER 31, 1999:

Allowance for doubtful accounts:
  Accounts receivable             $     1,942  $       481  $        --  $    (1,369)  $  1,054
  Long-term notes receivable      $     2,020  $     1,819  $        --  $        --   $  3,839

YEAR ENDED DECEMBER 31, 2000:

Allowance for doubtful accounts:
  Accounts receivable             $     1,054  $       300  $        --  $      (486)  $    868
  Long-term notes receivable      $     3,839  $       450  $        --  $    (1,483)  $  2,806

YEAR ENDED DECEMBER 31, 2001:

Allowance for doubtful accounts:
  Accounts receivable             $       868  $       245  $        --  $      (605)  $    508
  Long-term notes receivable      $     2,806  $        --  $        --  $    (2,339)  $    467