Form 10-Q
period 2002-03-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 2002-05-15
CIK 727303

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                            95 ENTERPRISE, SUITE 100
                          ALISO VIEJO, CALIFORNIA 92656
                    (Address of principal executive offices)
                                   (Zip Code)

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

As of May 1, 2002, the number of shares of registrant's common stock, par value $0.01 per share, outstanding was 4,820,832 shares (not including 3,251,452 shares of common stock held in treasury), and the number of shares of registrant's convertible preferred stock, par value $0.01 per share, outstanding was 300,000 shares.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
             INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002



                                                                            PAGE
                                                                            ----

PART  I.  FINANCIAL  INFORMATION

  Item 1.  Condensed  Consolidated  Financial  Statements                     1

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results  of  Operations                                            8

  Item 3.  Quantitative  and  Qualitative  Disclosures About Market Risk      15

PART II.  OTHER  INFORMATION

  Item 1.  Legal  Proceedings                                                 15

  Item 6.  Exhibits  and  Reports  on  Form  8-K                              15

SIGNATURES                                                                    16


PART  I.     FINANCIAL  INFORMATION

ITEM  1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                    SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS)


                                                                MARCH 31,     DECEMBER 31,
                                                                   2002           2001
                                                               ------------  --------------
                                ASSETS                          (unaudited)
Current assets:
  Cash and cash equivalents                                    $     2,246   $       1,497
  Investments available-for-sale, at fair value                     12,512          13,956
  Accounts receivable, net of allowances                             2,369           2,839
  Other current assets                                                 835             903
                                                               ------------  --------------
    Total current assets                                            17,962          19,195

Property and equipment, net of accumulated depreciation              2,246           2,348
Restricted investments available-for-sale, at fair value             2,796           2,831
Notes receivable, net of allowances                                    805             805
Goodwill, net of accumulated amortization                            3,920           3,920
Other assets                                                           206             226
                                                               ------------  --------------

    Total assets                                               $    27,935   $      29,325
                                                               ============  ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $     2,255   $       3,168
  Accrued expenses                                                   4,602           4,827
  Short-term debt                                                      202             265
  Claims payable and claims incurred but not reported                5,129           5,905
  Deferred revenue                                                   1,010             823
                                                               ------------  --------------
    Total current liabilities                                       13,198          14,988

Long-term liabilities                                                  964             971
Commitments and contingencies (Note 7)

Stockholders' equity:
  Convertible preferred stock and additional paid-in capital        41,250          41,250
  Common stock and additional paid-in capital                       21,559          21,552
  Retained earnings (accumulated deficit)                          (31,078)        (31,447)
  Accumulated other comprehensive income                                27              63
  Treasury stock, at cost                                          (17,985)        (18,052)
                                                               ------------  --------------
    Total stockholders' equity                                      13,773          13,366
                                                               ------------  --------------

    Total liabilities and stockholders' equity                 $    27,935   $      29,325
                                                               ============  ==============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)


                                                                  2002      2001
                                                                --------  --------
Premium revenue, net                                            $20,688   $21,643

Health care services expense                                     14,550    15,187
Selling, general and administrative expense                       5,839     6,534
                                                                --------  --------

Operating income (loss)                                             299       (78)

Investment and other income                                         116       435
Interest expense on debt that was converted to equity in 2001        --      (402)
Other interest expense                                               (7)      (32)
                                                                --------  --------

Income (loss) before income taxes                                   408       (77)
Income tax expense                                                   --        --
                                                                --------  --------

Income (loss) before extraordinary item                             408       (77)
Extraordinary item:
  Conversion of debt to convertible preferred stock                  --    11,251
                                                                --------  --------

  Net income                                                    $   408   $11,174
                                                                ========  ========

Basic net income per share:
  Income (loss) before extraordinary item                       $  0.01   $    --
  Extraordinary item                                                 --      0.45
                                                                --------  --------

  Net income                                                    $  0.01   $  0.45
                                                                ========  ========

Weighted average basic shares outstanding                        34,812    24,738

Diluted net income per share:
  Income (loss) before extraordinary item                       $  0.01   $    --
  Extraordinary item                                                 --      0.45
                                                                --------  --------

  Net income                                                    $  0.01   $  0.45
                                                                ========  ========

Weighted average diluted shares outstanding                      35,568    24,738

     See accompanying Notes to Condensed Consolidated Financial Statements.

                SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                                  2002      2001
                                                                 -------  ---------
Cash flows from operating activities:
  Net income                                                     $  408   $ 11,174
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Gain on conversion of debt to convertible preferred stock        --    (11,251)
    Bad debt expense                                                 64         75
    Amortization of deferred loan costs                              --         24
    Depreciation and amortization                                   293        621
    Contribution to retirement plan in the form of common stock      28         --
    Gain on sale of investments                                      --        (98)
  Changes in operating assets and liabilities:
    Accounts receivable                                             406        734
    Other current assets                                             68         48
    Accounts payable                                                (75)      (141)
    Accrued expenses                                               (225)      (890)
    Claims payable and claims incurred but not reported            (776)      (685)
    Deferred revenue                                                187        103
                                                                 -------  ---------
      Net cash used in operating activities                         378       (286)

Cash flows from investing activities:
  Purchase of investments available-for-sale                       (157)    (7,919)
  Proceeds from sale/maturity of investments available-for-sale   1,600      7,171
  Purchases of property and equipment                              (191)      (145)
  Payments received on notes receivable                              --        845
  Decrease in other assets                                           20         --
                                                                 -------  ---------
      Net cash provided by (used in) investing activities         1,272        (48)

Cash flows from financing activities:
  Decrease in bank overdrafts                                      (838)       (78)
  Increase in accrued interest, converted to equity in 2001          --        321
  Payments on debt                                                  (63)       (56)
  Repurchase of common stock                                         --        (10)
  Exercise of stock options                                           7         --
  Decrease in long-term liabilities                                  (7)       (95)
                                                                 -------  ---------
    Net cash (used in) provided by financing activities            (901)        82
                                                                 -------  ---------
Net increase (decrease) in cash and cash equivalents                749       (252)
Cash and cash equivalents at beginning of period                  1,497      1,381
                                                                 -------  ---------
Cash and cash equivalents at end of period                       $2,246   $  1,129
                                                                 =======  =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE  1.  GENERAL
-----------------

The accompanying unaudited condensed consolidated financial statements of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America, applicable to interim periods. The accompanying financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, accordingly, omit certain footnote disclosures and other information necessary to present the Company's financial position and results of operations for annual periods in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE  2.  SIGNIFICANT  ACCOUNTING  POLICIES
-------------------------------------------

CLAIMS  PAYABLE  AND  CLAIMS  INCURRED  BUT  NOT  REPORTED

The estimated liability for claims payable and claims incurred but not reported is based primarily on the average historical lag time between the date of service and the date the related claim is received by the Company, changes in the number of days between the date claims are received by the Company and the date the claims are paid, and the recent trend in the average amount of incurred claims per covered individual. Since the liability for claims payable and claims incurred but not reported is an actuarial estimate, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are included in the consolidated statement of operations for the period in which the differences are identified.

NET  INCOME  PER  SHARE

Net income per share is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic net income per share is based on the weighted average common shares outstanding, including the common shares into which the convertible preferred stock is convertible, but excluding the effect of other potentially dilutive securities. The number of basic common shares outstanding includes the common share equivalents of the convertible preferred stock, because the Company believes the convertible preferred stock is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. Diluted net income per share is based on the weighted average common shares outstanding, including the effect of all potentially dilutive securities. During the three months ended March 31, 2002 and 2001, the potentially dilutive securities of the Company that were outstanding consisted entirely of stock options and warrants. The only warrants issued by the Company were canceled without being exercised effective January 31, 2001, as discussed in Note 4. Due to a net loss before extraordinary item during the three months ended March 31, 2001, the outstanding stock options and warrants would have an antidilutive effect on diluted net loss per share in this period. Accordingly, stock options and warrants are excluded from the calculation of diluted net loss per share for the three months ended March 31, 2001, and the Company's diluted net loss per share is the same as its basic net loss per share for that period. The stock options and warrants that were excluded from the calculation of diluted net loss per share for the first quarter of 2001 accounted for an aggregate of approximately 650,000 shares of common stock equivalents.

Recently  Adopted  Accounting  Principles

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting. The adoption of SFAS No. 141 had no significant effect on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives established after June 30, 2001 not be amortized, and that amortization of goodwill and other intangible assets with indefinite useful lives that existed as of June 30, 2001, be ceased effective January 1, 2002. As a result, the Company ceased amortizing its goodwill effective January 1, 2002. The Company recorded $28,000 of amortization expense related to goodwill and $40,000 of amortization expense related to a non-competition agreement, during the three months ended March 31, 2001. The non-competition agreement became fully amortized in September 2001. The Company's adjusted results of operations for the three months ended March 31, 2001, which are adjusted to exclude goodwill amortization, are as follows (in thousands):

                                                           THREE  MONTHS  ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                              2002       2001
                                                           ----------  --------
  Income (loss) before extraordinary items, as reported    $      408  $   (77)
  Add back - Goodwill amortization                                 --       28
                                                           ----------  --------
    Income (loss) before extraordinary items, as adjusted  $      408  $   (49)
                                                           ==========  ========

  Net income, as reported                                  $      408  $11,174
  Add back - Goodwill amortization                                 --       28
                                                           ----------  --------
    Net income, as adjusted                                $      408  $11,202
                                                           ==========  ========

None of the Company's reported net income (loss) per share amounts for the three months ended March 31, 2001 would change as a result of the above adjustment for goodwill amortization expense, due to the small amount of this adjustment.

SFAS No. 142 also requires that all goodwill be evaluated for possible impairment as of January 1, 2002, and as of the end of each reporting period thereafter, and establishes a new method of testing for possible impairment. SFAS No. 142 provides that the initial impairment test as of January 1, 2002, must be completed by June 30, 2002. The Company has not yet determined whether there was any impairment of its goodwill as of January 1, 2002, based on the method of testing for impairment established by SFAS No. 142. The adoption of SFAS No. 142 had no other significant effect on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets and for reporting the results of discontinued operations. The Company adopted SFAS No. 144 effective on January 1, 2002. The adoption of SFAS No. 144 had no significant effect on the Company's financial statements.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 establishes accounting and reporting standards for the recognition and measurement of an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company expects that SFAS No. 143 will not have a significant effect on its financial statements.

NOTE  3.  SALE  OF  DISCONTINUED  OPERATIONS
--------------------------------------------

In 1997 and 1998, the Company sold a number of general dental and orthodontic practices (the "Practices") to a single purchaser (the "Purchaser") in exchange for long-term promissory notes. The Purchaser subsequently defaulted on its obligations to the Company under those promissory notes, and in October 2000, the Company completed a transaction with the Purchaser and another third party (the "New Purchaser"), in which the Practices were re-sold to the New Purchaser. In this transaction, the Purchaser transferred its interest in the Practices to the New Purchaser, the New Purchaser paid $2.4 million to the Company and placed an additional $1.5 million in an escrow account for the benefit of the Company, and the Company agreed to pay certain obligations related to the Practices. These obligations consisted primarily of payroll, dental office lease obligations for which the Company was the primary lessee, patient refunds, and the obligation to complete the orthodontic treatments for the Company's dental HMO patients who had previously paid their full share of the cost of the treatments. These obligations had to be paid in order to complete the transaction, were obligations of the Company as the members' dental HMO plan, or were obligations for which the Company could have been contingently liable in any event. The Company had collected substantially all of the funds in the escrow account as of March 31, 2002. The ultimate cost of the obligations assumed by the Company is reflected on the accompanying condensed consolidated balance sheet based on the Company's best estimates, but these amounts are subject to various uncertainties.

NOTE  4.  CONVERSION  OF  DEBT  TO  CONVERTIBLE  PREFERRED  STOCK
-----------------------------------------------------------------

On March 1, 2000, the Company entered into a Recapitalization Agreement with an investor group (the "Investors"), the revolving credit facility lender (the "Bank"), and the holder of the senior notes payable (the "Senior Note Holder"). In this transaction, the Investors loaned $8.0 million to the Company in the form of an investor senior loan, due April 30, 2001. The Investors, the Bank, and the Senior Note Holder agreed to convert the investor senior loan, the outstanding balance under the revolving credit facility, and the senior notes payable into convertible preferred stock, subject to regulatory and stockholder approval.

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

In 1999, in connection with a restructuring of the senior notes payable, the Company issued warrants to purchase 382,000 shares of its common stock for $4.51 per share to the Senior Note Holder. These warrants were canceled without being exercised, in connection with the conversion of the senior notes payable into convertible preferred stock effective January 31, 2001.

NOTE  5.  INCOME  TAXES
-----------------------

The Company's net deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether those net assets will be realized in the future. The uncertainty is primarily due to cumulative operating losses incurred by the Company during the period from January 1, 1998 to March 31, 2002, and the existence of significant net operating loss carryforwards. The Company's deferred tax assets remain fully reserved as of March 31, 2002, for the same reasons.

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

The Company had taxable income for the three months ended March 31, 2002, but its taxable income was completely offset by net operating loss carryforwards from previous years. The Company had taxable income during the month ended January 31, 2001, which included the $11.3 million gain on conversion of debt into convertible preferred stock, but its taxable income was also completely offset by net operating loss carryforwards from previous years. The Company had a net loss for tax purposes for the period from February 1, 2001, to March 31, 2001. As noted above, the Company's net deferred tax assets have been fully reserved since September 30, 1999. Accordingly, the Company recorded no income tax expense or benefit for the three months ended March 31, 2002 and 2001.

NOTE  6.  TOTAL  COMPREHENSIVE  INCOME
--------------------------------------

Total comprehensive income or loss includes the change in stockholders' equity during the period from transactions and other events and circumstances from nonstockholder sources. Total comprehensive income of the Company for the three months ended March 31, 2002 and 2001 includes net income and other comprehensive income or loss, which consists of unrealized gains and losses on marketable securities, net of realized gains and losses that occurred during the period. Other comprehensive income (loss) was $(36,000) and $(79,000) for the three months ended March 31, 2002 and 2001, respectively. Total comprehensive income was $372,000 and $11,095,000 for the three months ended March 31, 2002 and 2001, respectively.

NOTE  7.  COMMITMENTS  AND  CONTINGENCIES
-----------------------------------------

LITIGATION

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company believes all pending claims either are covered by liability insurance maintained by the Company or by dentists in the Company's provider network, or will not have a material adverse effect on the Company's consolidated financial position or results of operations. In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. On September 12, 2000, after the plaintiffs had filed a first amended complaint, the Federal District Trial Court dismissed the lawsuit with prejudice, stating that the plaintiffs had failed to state a claim against the Company and its officers. On October 6, 2000, the plaintiffs filed an appeal of the dismissal of the lawsuit, and the dismissal was overturned on February 22, 2002. The case was remanded back to the District Court with instructions to allow the plaintiff to file a second amended complaint. The Company has directors' and officers' liability insurance and intends to vigorously defend any second amended complaint that may be filed by the plaintiff. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

CONTINGENT  LEASE  OBLIGATIONS

The Company sold all of its general dental practices and orthodontic practices in 1996, 1997 and 1998. The Company also re-sold certain of these practices in October 2000, after the original purchaser of a number of the practices defaulted on its obligations to the Company, as discussed in Note 3. In connection with the sale and re-sale of those practices, all of the office lease agreements related to those practices have been assigned to the respective purchasers of those practices, except for two of the leases. The Company is currently in the process of obtaining assignments for the remaining two leases, although there can be no assurance that it will be successful in doing so.

In the case of the assigned leases, the Company is secondarily liable for the lease payments in the event the purchasers of those practices fail to make the payments. As of March 31, 2002, the total of the minimum annual payments under these leases was approximately $1.5 million, and the aggregate contingent liability of the Company related to these leases was approximately $4.1 million over the terms of the lease agreements, which expire at various dates through 2007. Management has not been notified of any defaults under these leases that would materially affect the Company's consolidated financial position. The aggregate contingent lease obligation of $4.1 million excludes $160,000 of estimated lease obligations that have been accrued as of March 31, 2002, due to a failure by one of the entities to make the lease payments under a lease that was assigned to that entity by the Company. This estimated lease obligation is included in the accompanying condensed consolidated balance sheet under the caption "Accrued expenses."

The Company remains primarily liable for the two lease agreements that have not yet been assigned, although the purchasers of the related practices have agreed to make all of the remaining payments under those leases. The total future lease commitments related to these two leases is approximately $190,000 as of March 31, 2002.

NOTE  8.  SUBSEQUENT  EVENT
---------------------------

In April 2002, the Company entered into a definitive agreement to acquire all of the outstanding capital stock of Paramount Dental Plan, Inc. ("Paramount") for a purchase price of approximately $6.6 million, consisting of $3.0 million in cash, a convertible note for $2,625,000, and 767,231 shares of the Company's common stock. Paramount is a dental benefits company located in Florida. The convertible note bears interest at 7.0% annually, and is payable in 36 equal monthly installments of principal and interest, beginning one month after closing. The outstanding balance under the convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share, at any time after one year from the closing of the transaction. In connection with this transaction, the Company also agreed to enter into a three-year employment agreement with the sole stockholder of Paramount, who will serve as president of the Company's operations in Florida, and to enter into a three-year office lease agreement with the sole stockholder of Paramount, related to the office space that will be used as the Company's administrative office in Florida. The transaction is currently pending regulatory approval, and the Company expects that it will complete the transaction during 2002. See the Company's Current Report on Form 8-K, dated as of April 24, 2002, on file with the Securities and Exchange Commission, for more information on this pending acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. The Company desires to take advantage of these safe harbor provisions. In addition to the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and the Current Report on Form 8-K dated as of April 24, 2002, both of which have been filed with the Securities and Exchange Commission, the following risk factors should be considered in connection with this Quarterly Report on Form 10-Q for the period ended March 31, 2002.

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

RISK  FACTORS

The Company's business and competitive environment includes numerous factors that expose the Company to risk and uncertainty. Some risks are related to the dental benefits industry in general and other risks are related to the Company specifically. Due to the risks and uncertainties described below, there can be no assurance that the Company will be able to maintain its current market position or its profitability. Some of the risk factors described below have adversely affected the Company's operating results in the past, and all of these risk factors could affect its future operating results.

Stockholder Litigation. In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. On September 12, 2000, after the plaintiffs had filed a first amended complaint, the Federal District Trial Court dismissed the lawsuit with prejudice, stating that the plaintiffs had failed to state a claim against the Company and its officers. On October 6, 2000, the plaintiffs filed an appeal of the dismissal of the lawsuit, and the dismissal was overturned on February 22, 2002. The case was remanded back to the District Court with instructions to allow the plaintiff to file a second amended complaint. The Company has directors' and officers' liability insurance and intends to vigorously defend any second amended complaint that may be filed by the plaintiff. However, there can be no assurance that the ultimate outcome of this litigation will not have an adverse effect on the Company's consolidated financial position or results of operations.

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

Liabilities Related to Dental and Orthodontic Practices. The Company has various liabilities in connection with the dental and orthodontic practices sold in October 2000, including, but not limited to, the obligation to complete orthodontic treatments for certain dental HMO patients who previously paid for the treatments in full. The amount of these liabilities is subject to uncertainties, and there can be no assurance that the ultimate amount of these liabilities will not exceed the amounts accrued on the Company's balance sheet as of March 31, 2002.

Contingent Lease Obligations. As of March 31, 2002, the Company is contingently liable for an aggregate of approximately $4.1 million of office lease obligations related to the dental and orthodontic practices sold by the Company. These leases have been assigned to the purchasers of those practices, but there can be no assurance that the persons and/or entities to which these office leases were assigned will make the lease payments, and that the Company will not become liable for those payments.

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

Ability to Maintain Revenue. The Company's total revenue decreased from $21.6 million in the three months ended March 31, 2001 to $20.7 million in the first quarter of 2002, primarily due to the loss of a number of its customers. The Company intends to expand its business in the future and to increase its annual revenue, but there can be no assurance the Company will be able to maintain its current level of revenue or to increase it in the future. The ability of the Company to maintain its existing business or to expand its business depends on a number of factors, including existing and emerging competition, its ability to renew its relationships with existing customers on an annual basis, its ability to maintain effective control over the cost of dental services, and its ability to obtain sufficient working capital to support an increase in revenue.

Utilization of Dental Care Services. Under the Company's preferred provider ("PPO")/indemnity dental plan designs, the Company assumes the underwriting risk related to the cost and rate at which dental care services are utilized by subscribers and dependents. If the Company does not accurately assess these underwriting risks, the premium rates charged may not be sufficient to cover the cost of the dental services delivered. This could have a material adverse effect on the Company's operating results.

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

Relationships with Dental Providers. The Company's success is dependent on maintaining competitive networks of dentists in each of the Company's geographic markets. Generally, the Company and the network dentists enter into nonexclusive contracts that may be terminated by either party with limited notice. The
Company's operating results could be negatively affected if it is unable to establish and maintain contracts with a competitive number of dentists in locations that are convenient for the subscribers and dependents enrolled in the Company's benefit plans.

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

All of the risks set forth herein could negatively impact the earnings of the Company in the future. The Company's expectations for the future are based on current information and its evaluation of external influences. Changes in any one factor could materially impact the Company's expectations related to revenue, premium rates, benefit plans offered, membership enrollment, the amount of health care expenses incurred, and profitability and, therefore, affect the forward-looking statements which may be included in this report. In addition, past financial performance is not necessarily a reliable indicator of future performance. An investor should not use historical performance alone to anticipate future results or future period trends for the Company.

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

NOTES  RECEIVABLE

Notes receivable are stated at the estimated collectible amounts, net of an allowance for bad debts. The Company continuously monitors its collection of payments on the notes receivable and maintains a reserve for estimated bad debt losses. The amount of the reserve is based primarily on the Company's historical experience in collecting similar notes receivable that are no longer outstanding, and any available information about the financial condition of the note issuers, although the Company has access to very little such information. The Company believes its reserve for bad debt losses is adequate as of March 31, 2002. However, there can be no assurance that the Company will realize the carrying amount of its notes receivable.

Intangible  Assets

Intangible assets at March 31, 2002 consist entirely of goodwill related to the acquisition of a Texas-based dental HMO company in 1996. This goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired. The Company estimates that this goodwill has a useful life of 40 years from the date of acquisition of the related entity, and amortized the goodwill over that period during the three months ended March 31, 2001. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company ceased amortizing its goodwill effective January 1, 2002. The Company has not yet determined whether there was any impairment of its goodwill as of January 1, 2002, based on the new method of testing for impairment established by SFAS No. 142.

LIABILITIES  RELATED  TO  SALE  OF  DENTAL  OFFICES

The Company completed the sale of its interest in certain dental and orthodontic practices in October 2000, as described in Note 3 to the accompanying condensed consolidated financial statements. In connection with this transaction, the Company agreed to pay certain obligations related to these practices. These obligations consisted primarily of payroll, dental office lease obligations, patient refunds, and the obligation to complete the orthodontic treatments for dental HMO patients who previously paid for the treatments in full. These obligations had to be paid in order to complete the transaction, were obligations of the Company as the members' dental HMO plan, or were obligations for which the Company could have been contingently liable in any event. As of March 31, 2002, the Company has satisfied a substantial portion of the obligations described above. However, the ultimate cost of the obligations assumed by the Company is subject to various uncertainties, and is reflected on the accompanying condensed consolidated balance sheet based on the Company's best estimates.

CLAIMS  PAYABLE  AND  CLAIMS  INCURRED  BUT  NOT  REPORTED

The estimated liability for claims payable and claims incurred but not reported is based primarily on the average historical lag time between the date of service and the date the related claim is received by the Company, changes in the number of days between the date claims are received by the Company and the date the claims are paid, and the recent trend in the average amount of incurred claims per covered individual. Since the liability for claims payable and claims incurred but not reported is an actuarial estimate, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability, which could have a material adverse effect on the Company's financial statements. Any such differences are included in the consolidated statement of operations for the period in which the differences are identified.

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

The Company's net deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether those net assets will be realized in the future. The uncertainty is primarily due to cumulative operating losses incurred by the Company during the period from January 1, 1998, to March 31, 2002, and the existence of significant net operating loss carryforwards. The Company's deferred tax assets remain fully reserved as of March 31, 2002, for the same reasons.

RESULTS  OF  OPERATIONS

The following table shows the Company's results of operations as a percentage of revenue, and is used in the period-to-period comparisons discussed below.

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                   ---------------
                                                                    2002    2001
                                                                   ------  -------
Premium revenue, net                                               100.0%   100.0%

Health care services expense                                        70.3     70.2
Selling, general and administrative expense                         28.2     30.2
                                                                   ------  -------
  Operating income (loss)                                            1.5     (0.4)

Investment and other income                                          0.5      2.0
Interest expense on debt that was converted to equity in 2001 (1)     --     (1.9)
Other interest expense                                                --     (0.1)
                                                                   ------  -------
  Income (loss) before income taxes and extraordinary item           2.0     (0.4)
Income tax expense                                                    --       --
                                                                   ------  -------
  Income (loss) before and extraordinary item                        2.0     (0.4)
Extraordinary item                                                    --     52.0
                                                                   ------  -------

  Net income (loss)                                                  2.0%  (51.6)%
                                                                   ======  =======

(1) Substantially all of the Company's debt was converted into convertible preferred stock effective January 31, 2001. See Note 4 to the accompanying condensed consolidated financial statements.

THREE  MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Premium revenue decreased by $0.9 million, or 4.4%, from $21.6 million in 2001 to $20.7 million in 2002. The average membership for which the Company provided dental coverage decreased by approximately 103,000 members, or 15.7%, from 655,000 members during 2001 to 552,000 during 2002. The decrease in the average number of members is primarily due to the loss of a number of customers during 2001 and at the beginning of 2002. The Company believes the loss of these customers was primarily due to the Company's poor financial condition from late 1999 to early 2001, when the recapitalization of the Company was completed, large premium increases that were necessary for clients with high loss ratios, and customer service problems during 2000. The Company believes it significantly improved its financial condition by completing the recapitalization transaction in January 2001 (see Liquidity and Capital Resources below), and by implementing various cost reduction strategies during 2000 and 2001. The Company also implemented various operational improvements during 2000 and 2001, which it believes addressed and improved customer service. As a result, the Company believes its financial condition and level of customer service should not be significant factors in its ability to retain its existing customers or to generate new customers. However, the Company's image among brokers, consultants, clients, and potential clients was damaged by news of its poor financial condition and its customer service problems in 1999 and 2000. Even though the Company believes these issues no longer exist, the Company also believes that its image in the marketplace is still recovering, and these perceived issues are still factors in its ability to generate new customers. Premium revenue decreased by only 4.4% even though average membership decreased by 15.7%. This was primarily due to increases in premium rates and a shift in the type of plan designs toward PPO/indemnity plan designs, which have higher premium rates than HMO plan designs. Substantially all of the Company's premium revenue was derived from dental benefit plans in 2002 and 2001. Premium revenue from vision benefit plans and other products was not material in 2002 or 2001.

Health care services expense decreased by $0.6 million, or 4.2%, from $15.2 million in 2001 to $14.6 million in 2002. Health care services expense as a percentage of premium revenue (the "loss ratio") increased slightly from 70.2% in 2001 to 70.3% in 2002. There was a small increase in the loss ratio due to a shift in the type of plan designs toward preferred provider ("PPO")/indemnity plan designs, which have a higher loss ratio than HMO plan designs. However, most of this increase was offset by a decrease in capitation expense as a percentage of premium revenue, which is primarily due to an increase in the average premium revenue per member from HMO plan designs.

Selling, general and administrative ("SG&A") expenses decreased by $0.7 million, or 10.6%, from $6.5 million in 2001 to $5.8 million in 2002. SG&A expenses as a percentage of premium revenue decreased to 28.2% in 2002, from 30.2% in 2001. The decrease in SG&A expenses is primarily due to a $358,000 decrease in broker commissions and internal sales commissions, and a $328,000 decrease in depreciation and amortization expense. The decrease in commission expense is due to the decrease in premium revenue, as discussed above, as well as a decrease in new sales volume, compared to 2001. The decrease in depreciation and amortization expense is primarily due to the fact that a significant component of the Company's computer software became fully depreciated during the past year, and the fact that the Company had no amortization of goodwill or other intangible assets during 2002, as discussed in Note 2 to the accompanying condensed consolidated financial statements. There was $68,000 of amortization expense related to goodwill and another intangible asset during the first quarter of 2001.

Investment and other income decreased by $0.3 million, from $0.4 million in 2001 to $0.1 million in 2002. This decrease is primarily due to realized gains on the sale of investments in 2001, a decrease in interest rates on short-term fixed-income investments during the past year, a decrease in interest income from notes receivable, due to the liquidation of a portion of the Company's notes receivable during the past year, and a decrease in the amount of investments held by the Company, compared to the first quarter of 2001. The decrease in the Company's investments was primarily due to significant reductions in accounts payable, accrued expenses, and claims payable and claims incurred but not reported ("IBNR"), that occurred between December 31, 2000 and March 31, 2002. See more information on the reductions that occurred during the first quarter of 2002 below under "Liquidity and Capital Resources."

Total interest expense decreased from $0.4 million in 2001 to nearly zero in 2002, primarily due to the conversion of substantially all of the Company's debt into convertible preferred stock effective January 31, 2001, which eliminated nearly all of the Company's interest expense.

The income (loss) before income taxes improved by $0.5 million, from a loss of $77,000 in 2001 to income of $0.4 million in 2002. The income (loss) before income taxes as a percentage of premium revenue improved from a loss of 0.4% in 2001 to income of 2.0% in 2002. This improvement was primarily due to a decrease in SG&A expenses as a percentage of premium revenue from 30.2% to 28.2%, as discussed above. The decrease in interest expense was largely offset by the decrease in interest income.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's net working capital improved from $4.2 million as of December 31, 2001, to $4.8 million as of March 31, 2002. This improvement was primarily due to net income of $408,000, plus depreciation expense of $293,000, less capital expenditures of $191,000 during the first quarter of 2002.

Net cash provided by operating activities was $0.4 million during the three months ended March 31, 2002, compared to net cash of $0.3 million used by operating activities in the same period last year. As noted above, net income plus depreciation expense was $701,000 during the first quarter of 2002, but this was offset by $776,000 of net cash used to reduce claims payable and IBNR. The reduction in claims payable and IBNR is primarily due to a decrease in the processing time for payment of provider claims during the first quarter of 2002. Due to the recent decrease in interest rates on investments, the Company has adopted the practice of paying all provider claims as rapidly as possible, in order to enhance its image among dental providers. Net cash of $406,000 was provided by a decrease in accounts receivable during the first quarter of 2002, which was due to normal variations in the timing of cash receipts from customers.

Net cash provided by investing activities was $1.3 million in 2002, compared to net cash of $48,000 used by investing activities in 2001. The change was primarily due to the net liquidation of $1.4 million of investments during the first quarter of 2002, the proceeds of which were used to finance the reduction in claims payable and IBNR, as discussed above, and the reduction in bank overdrafts, as discussed below.

Net cash used by financing activities was $901,000 in 2002, compared to net cash of $82,000 provided by financing activities in 2001. The net cash used in 2002 was primarily due to an $838,000 reduction in bank overdrafts, which are due to outstanding checks not yet presented for payment.

In April 2002, the Company entered into a definitive agreement to acquire all of the outstanding stock of Paramount Dental Plan, Inc. ("Paramount") for a purchase price of approximately $6.6 million, consisting of $3.0 million in cash, a convertible note for $2,625,000, and 767,231 shares of the Company's common stock. This acquisition is currently pending regulatory approval, and the Company expects that it will complete the transaction during 2002. The Company believes it will be able to finance the $3.0 million cash portion of the purchase price through internal sources or borrowings from external entities. As a result of the acquisition, the Company will incur debt of $2,625,000 related to the convertible note to be issued to the seller of Paramount, in addition to a possible borrowing to finance the cash portion of the purchase price. The convertible note bears interest at 7.0% annually, and is payable in 36 equal monthly installments of principal and interest, beginning one month after closing. See Note 8 to the accompanying condensed consolidated financial statements, and the Company's Current Report on Form 8-K, dated as of April 24, 2002, on file with the Securities and Exchange Commission, for more information on this pending acquisition.

The Company had no significant debt during the three months ended March 31, 2002. The Company believes it has adequate financial resources to complete the acquisition described above and continue its current operations for the foreseeable future.

RECENT  ACCOUNTING  PRONOUNCEMENTS

See Note 2 to the accompanying condensed consolidated financial statements for a discussion of recent accounting pronouncements.

IMPACT  OF  INFLATION

The Company's operations are potentially impacted by inflation, which can affect premium rates, health care services expense, and selling, general and administrative expenses. The Company expects that its earnings will be positively impacted by inflation in premium rates, because premium rates for dental benefit plans in general have been increasing due to inflation in recent years. The Company expects that its earnings will be negatively impacted by inflation in health care costs, because fees charged by dentists and other dental providers have been increasing due to inflation in recent years. The impact of inflation on the Company's health care expenses is mitigated in the short-term by the fact that approximately 30% of total health care services expense consists of capitation (fixed) payments to providers. In addition, most of the Company's selling, general and administrative expenses are impacted by general inflation in the economy.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company is subject to risk related to changes in short-term interest rates, due to its investments in interest-bearing securities. As of March 31, 2001, the Company's total investments were approximately $15.3 million. Therefore, a one percentage-point change in short-term interest rates would have a $153,000 impact on the Company's annual investment income. The Company is not subject to a material amount of risk related to changes in foreign currency exchange rates.

PART  II.     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company believes all pending claims either are covered by liability insurance maintained by the Company or by dentists in the Company's provider network, or will not have a material adverse effect on the Company's consolidated financial position or results of operations. In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. On September 12, 2000, after the plaintiffs had filed a first amended complaint, the Federal District Trial Court dismissed the lawsuit with prejudice, stating that the plaintiffs had failed to state a claim against the Company and its officers. On October 6, 2000, the plaintiffs filed an appeal of the dismissal of the lawsuit, and the dismissal was overturned on February 22, 2002. The case was remanded back to the District Court with instructions to allow the plaintiff to file a second amended complaint. The Company has directors' and officers' liability insurance and intends to vigorously defend any second amended complaint that may be filed by the plaintiff. In the opinion of management, the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations, although there can be no assurance that this will be the case.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

          EXHIBIT     DESCRIPTION
          -------     -----------

            --        None.

(b)     REPORTS  ON  FORM  8-K.

        None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on the 13th day of May 2002.

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