Form 10-Q
period 2002-06-30
SAFEGUARD HEALTH ENTERPRISES INC
filed 2002-08-14
CIK 727303

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

As of August 1, 2002, the number of shares of registrant's common stock, par value $0.01 per share, outstanding was 4,896,972 shares (not including 3,216,978 shares of common stock held in treasury), and the number of shares of registrant's convertible preferred stock, par value $0.01 per share, outstanding was 30,000,000 shares.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
             INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002


                                                                         PAGE
                                                                         ----
PART I.   FINANCIAL INFORMATION

   Item 1.   Condensed Consolidated Financial Statements. . . . . . . .     1

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .    10

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk    19

   Item 4.   Submission of Matters to a Vote of Security Holders. . . .    19

PART II.   OTHER INFORMATION

   Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .    20

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .    20

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22

EXHIBITS

   Exhibit 99.1   Certification Pursuant to 18 U.S.C. Section 1350. . .    23

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS)
                                       (UNAUDITED)

                                                                JUNE 30,    DECEMBER 31,
                                                                  2002          2001
                                                               ----------  --------------

                                     ASSETS
Current assets:
  Cash and cash equivalents                                    $   1,199   $       1,497
  Investments available-for-sale, at fair value                   12,203          13,956
  Accounts receivable, net of allowances                           2,411           2,839
  Other current assets                                               935             903
                                                               ----------  --------------
    Total current assets                                          16,748          19,195

Property and equipment, net of accumulated depreciation            3,784           2,348
Restricted investments available-for-sale, at fair value           3,270           2,831
Notes receivable, net of allowances                                  805             805
Goodwill                                                           3,920           3,920
Other assets                                                         283             226
                                                               ----------  --------------

     Total assets                                              $  28,810   $      29,325
                                                               ==========  ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $   2,372   $       3,168
  Accrued expenses                                                 3,736           4,827
  Short-term debt                                                    136             265
  Current portion of capital lease obligations                     1,203              --
  Claims payable and claims incurred but not reported              4,724           5,905
  Deferred premium revenue                                         1,341             823
                                                               ----------  --------------
    Total current liabilities                                     13,512          14,988

Long-term portion of capital lease obligations                       610              --
Other long-term liabilities                                        1,011             971
Commitments and contingencies (Note 9)

Stockholders' equity:
  Convertible preferred stock and additional paid-in capital      41,250          41,250
  Common stock and additional paid-in capital                     21,601          21,552
  Retained earnings (accumulated deficit)                        (31,326)        (31,447)
  Accumulated other comprehensive income                              54              63
  Treasury stock, at cost                                        (17,902)        (18,052)
                                                               ----------  --------------
    Total stockholders' equity                                    13,677          13,366
                                                               ----------  --------------

    Total liabilities and stockholders' equity                 $  28,810   $      29,325
                                                               ==========  ==============

       See accompanying Notes to Condensed Consolidated Financial Statements.

                SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                              2002      2001
                                                            --------  --------
Premium revenue, net                                        $20,174   $21,452

Health care services expense                                 14,676    14,914
Selling, general and administrative expense                   5,777     6,453
                                                            --------  --------

Operating income (loss)                                        (279)       85

Investment and other income                                     103       255
Interest expense                                                (24)      (30)
                                                            --------  --------

Income (loss) before income taxes                              (200)      310
Income tax expense                                               --        --
                                                            --------  --------

   Net income (loss)                                        $  (200)  $   310
                                                            ========  ========

Basic net income (loss) per share                           $ (0.01)  $  0.01
Weighted-average basic shares outstanding                    34,835    34,740

Diluted net income (loss) per share                         $ (0.01)  $  0.01
Weighted-average diluted shares outstanding                  35,481    35,502

     See accompanying Notes to Condensed Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                 2002      2001
                                                               --------  --------
Premium revenue, net                                           $40,862   $43,095

Health care services expense                                    29,226    30,101
Selling, general and administrative expense                     11,616    12,987
                                                               --------  --------

Operating income                                                    20         7

Investment and other income                                        219       690
Interest expense on debt that was converted to equity in 2001       --      (402)
Other interest expense                                             (31)      (62)
                                                               --------  --------

Income before income taxes and extraordinary item                  208       233
Income tax expense                                                  --        --
                                                               --------  --------

Income before extraordinary item                                   208       233
Extraordinary item:
  Gain on conversion of debt to convertible preferred stock         --    11,251
                                                               --------  --------

    Net income                                                 $   208   $11,484
                                                               ========  ========

Basic net income per share:
  Income before extraordinary item                             $  0.01   $  0.01
  Extraordinary item                                                --      0.38
                                                               --------  --------
    Net income                                                 $  0.01   $  0.39
                                                               ========  ========

Weighted-average basic shares outstanding                       34,835    29,739

Diluted net income per share:
  Income before extraordinary item                             $  0.01   $  0.01
  Extraordinary item                                                --      0.37
                                                               --------  --------
    Net income                                                 $  0.01   $  0.38
                                                               ========  ========

Weighted-average diluted shares outstanding                     35,481    30,443

     See accompanying Notes to Condensed Consolidated Financial Statements.

                   SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                     (IN THOUSANDS)
                                       (UNAUDITED)


                                                                       2002      2001
                                                                     --------  ---------
Cash flows from operating activities:
  Net income                                                         $   208   $ 11,484
  Adjustments to reconcile net income to net cash used
    in operating activities:
    Gain on conversion of debt to convertible preferred stock             --    (11,251)
    Bad debt expense                                                      98        150
    Amortization of deferred loan costs                                   --         24
    Depreciation and other amortization                                  610      1,151
    Contribution to retirement plan in the form of common stock           63         --
    Gain on sale of investments                                           --        (98)
  Changes in operating assets and liabilities:
    Accounts receivable                                                  330        551
    Other current assets                                                 (32)       173
    Accounts payable                                                     (56)      (183)
    Accrued expenses                                                    (752)    (1,264)
    Claims payable and claims incurred but not reported               (1,181)    (1,275)
    Deferred premium revenue                                             518         24
                                                                     --------  ---------
      Net cash used in operating activities                             (194)      (514)

Cash flows from investing activities:
  Purchase of investments available-for-sale                            (758)   (13,996)
  Proceeds from sale/maturity of investments available-for-sale        2,063     13,027
  Purchases of property and equipment                                   (237)      (479)
  Payments received on notes receivable                                   --      1,120
  Increase in other assets                                               (57)        --
                                                                     --------  ---------
      Net cash provided by (used in) investing activities              1,011       (328)

Cash flows from financing activities:
  Increase (decrease) in bank overdrafts                                (740)       378
  Increase in accrued interest that was converted to equity in 2001       --        321
  Payments on capital lease obligations                                 (335)        --
  Payments on debt                                                      (129)      (114)
  Repurchase of common stock                                              --        (10)
  Exercise of stock options                                               49          3
  Increase (decrease) in other long-term liabilities                      40       (195)
                                                                     --------  ---------
      Net cash provided by (used in) financing activities             (1,115)       383
                                                                     --------  ---------
Net decrease in cash and cash equivalents                               (298)      (459)
Cash and cash equivalents at beginning of period                       1,497      1,381
                                                                     --------  ---------
Cash and cash equivalents at end of period                           $ 1,199   $    922
                                                                     ========  =========

Supplementary information:
  Cash paid during the period for interest                           $    27   $    295
Supplementary disclosure of non cash activities:
  Debt converted into convertible preferred stock                         --     41,250
  Purchases of property and equipment through capital leases           1,784         --

       See accompanying Notes to Condensed Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE  1.  GENERAL
-----------------

The accompanying unaudited condensed consolidated financial statements of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") as of June 30, 2002, and for the three months and six months ended June 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America, applicable to interim periods. The accompanying financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, accordingly, omit certain footnote disclosures and other information necessary to present the Company's financial position and results of operations for annual periods in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which includes the Company's Consolidated Financial Statements and Notes thereto for that period.

NOTE  2.  SIGNIFICANT  ACCOUNTING  POLICIES
-------------------------------------------

CLAIMS  PAYABLE  AND  CLAIMS  INCURRED  BUT  NOT  REPORTED

The estimated liability for claims payable and claims incurred but not reported is based primarily on the average historical lag time between the date of service and the date the related claim is paid by the Company, and the recent trend in payment rates and the average number of incurred claims per covered individual. Since the liability for claims payable and claims incurred but not reported is an actuarial estimate, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are included in the consolidated statement of operations for the period in which the differences are identified.

NET  INCOME  (LOSS)  PER  SHARE

Net income (loss) per share is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic net income (loss) per share is based on the weighted-average common shares outstanding, including the common shares into which the convertible preferred stock is convertible, but excluding the effect of other potentially dilutive securities. The number of basic common shares outstanding includes the common share equivalents of the convertible preferred stock, because the Company believes the convertible preferred stock is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. Diluted net income (loss) per share is based on the weighted-average common shares outstanding, including the effect of all potentially dilutive securities. During the three months and six months ended June 30, 2002 and 2001, the potentially dilutive securities of the Company that were outstanding consisted entirely of stock options and warrants. The only warrants issued by the Company were canceled without being exercised effective January 31, 2001, as discussed in
Note  5.

Due to a net loss incurred during the three months ended June 30, 2002, the outstanding stock options would have an antidilutive effect on diluted net loss per share for this period. Accordingly, stock options are excluded from the calculation of diluted net loss per share for this period. Therefore, the Company's diluted net loss per share is the same as its basic net loss per share for the three months ended June 30, 2002. The stock options outstanding during this period were equivalent to 535,000 additional common shares.

RECENTLY  ADOPTED  ACCOUNTING  PRINCIPLES

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting. The adoption of SFAS No. 141 had no significant effect on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives established after June 30, 2001 not be amortized, and that amortization of goodwill and other intangible assets with indefinite useful lives that existed as of June 30, 2001, be ceased effective January 1, 2002. As a result, the Company ceased amortizing its goodwill effective January 1, 2002. The Company recorded $28,000 and $56,000 of amortization expense related to goodwill, and $40,000 and $80,000 of amortization expense related to a non-competition agreement, during the three months and six months ended June 30, 2001, respectively. The non-competition agreement became fully amortized in September 2001. The Company's adjusted results of operations for the three months and six months ended June 30, 2001, which are adjusted to exclude goodwill amortization, are as follows (in thousands):

                                                       THREE  MONTHS  ENDED   SIX  MONTHS  ENDED
                                                             JUNE  30,             JUNE  30,
                                                      ---------------------  --------------------
                                                         2002       2001       2002       2001
                                                      ----------  ---------  ---------  ---------
Income (loss) before extraordinary item, as reported  $    (200)  $     310  $     208  $     233
Add back - Goodwill amortization                             --          28         --         56
                                                      ----------  ---------  ---------  ---------

Income (loss) before extraordinary item, as adjusted  $    (200)  $     338  $     208  $     289
                                                      ==========  =========  =========  =========

Net income (loss), as reported                        $    (200)  $     310  $     208  $  11,484
Add back - Goodwill amortization                             --          28         --         56
                                                      ----------  ---------  ---------  ---------

Net income (loss), as adjusted                        $    (200)  $     338  $     208  $  11,540
                                                      ==========  =========  =========  =========

None of the Company's reported net income per share amounts for the three months or six months ended June 30, 2001 would change as a result of the above adjustment for goodwill amortization expense, due to the small amount of this adjustment.

SFAS No. 142 also requires that all goodwill be evaluated for possible impairment as of January 1, 2002, and as of the end of each reporting period thereafter, and establishes a new method of testing for possible impairment. The Company had no impairment of its goodwill as of January 1, 2002, or as of June 30, 2002, based on the method of testing for possible impairment established by SFAS No. 142. The adoption of SFAS No. 142 had no other significant effect on the Company's financial statements.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded, as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes certain technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company expects that SFAS No. 145 will not have a significant effect on its financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for the cost of an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also requires that the liability be initially measured and recorded at fair value. SFAS No. 146 supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue No. 94-3, a liability for an exit cost, as defined in the EITF Issue, was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

NOTE  3.  SALE  OF  DISCONTINUED  OPERATIONS
--------------------------------------------

In 1997 and 1998, the Company sold a number of general dental and orthodontic practices (the "Practices") to a single purchaser (the "Purchaser") in exchange for long-term promissory notes. The Purchaser subsequently defaulted on its obligations to the Company under those promissory notes, and in October 2000, the Company completed a transaction with the Purchaser and another third party (the "New Purchaser"), in which the Practices were re-sold to the New Purchaser. In connection with this transaction, the Company agreed to pay certain obligations related to the Practices. These obligations consisted primarily of payroll, dental office lease obligations for which the Company was the primary lessee, patient refunds, and the obligation to complete orthodontic treatment for the Company's dental health maintenance organization ("HMO") patients who had previously paid their full share of the cost of the treatment. These obligations were required to be paid in order to complete the transaction, were obligations of the Company as the members' dental HMO plan, or were obligations for which the Company could have been contingently liable in any event. The ultimate cost of the obligations assumed by the Company is reflected on the accompanying condensed consolidated balance sheet based on the Company's best estimates, based on information currently available to the Company, but these amounts are subject to various uncertainties.

NOTE  4.  CAPITAL  LEASE  OBLIGATIONS
-------------------------------------

In June 2002, the Company entered into two capital lease obligations with an aggregate value of approximately $1.8 million. The two leases are related to the purchase of a new computer software application and the purchase of formerly leased furniture for the Company's principal administrative office. The Company intends to use the new software as its primary business application, which will be used for eligibility file maintenance, billing and collections, payment of health care expenses, utilization review and other related activities for all product lines. The new software application will replace the Company's two existing systems with a single system that can be used for all of the Company's existing product lines. The aggregate annual principal payments due under the two capital leases are $662,000 during the remainder of 2002, $963,000 during 2003 and $188,000 during 2004. Under each of the two capital leases, the Company has an option to purchase the leased assets for the sum of $1.00 at the expiration of each lease.

NOTE  5.  CONVERSION  OF  DEBT  TO  CONVERTIBLE  PREFERRED  STOCK
-----------------------------------------------------------------

On March 1, 2000, the Company entered into a Recapitalization Agreement with an investor group (the "Investors"), the revolving credit facility lender (the "Bank"), and the holder of the senior notes payable (the "Senior Note Holder"). In this transaction, the Investors loaned $8.0 million to the Company in the form of an investor senior loan, due April 30, 2001. In addition, the Investors, the Bank, and the Senior Note Holder agreed to convert the investor senior loan, the outstanding balance under the revolving credit facility, and the senior notes payable into convertible preferred stock, subject to regulatory and stockholder approval.

Effective as of January 31, 2001, the Company completed the conversion of the investor senior loan ($8.0 million), the outstanding balance under the revolving credit facility ($7.0 million), the senior notes payable ($32.5 million), and the accrued interest on the revolving credit facility and the senior notes payable ($5.3 million) into 30 million shares of convertible preferred stock. The estimated value of the convertible preferred stock was $1.375 per share as of January 31, 2001, which is based on the closing price of the Company's common stock on January 31, 2001, which was $1.375 per share, and the fact that each share of convertible preferred stock is convertible into one share of common stock. The number of shares of convertible preferred stock, the estimated value per share, and the conversion ratio indicated above have all been adjusted to reflect an exchange of the Company's outstanding shares of convertible preferred stock that was completed in May 2002. See Note 6 for more information on this exchange.

Based on the estimated value of the convertible preferred stock as of January 31, 2001, the conversion transaction resulted in a gain of $11.3 million, which is net of approximately $350,000 of transaction costs. There was no income tax effect related to this transaction, due to the Company's net operating loss carryforwards for tax purposes. The Company's deferred tax asset related to net operating loss carryforwards is fully reserved, due to uncertainty about whether the deferred tax assets will be realized in the future, as discussed in Note 7.

In 1999, in connection with a restructuring of the senior notes payable, the Company issued warrants to purchase 382,000 shares of its common stock for $4.51 per share to the Senior Note Holder. These warrants were canceled without being exercised, in connection with the conversion of the senior notes payable into convertible preferred stock effective January 31, 2001.

NOTE  6.  EXCHANGE  OF  CONVERTIBLE  PREFERRED  STOCK
-----------------------------------------------------

Prior to May 2002, there were 300,000 shares of convertible preferred stock issued and outstanding. Each share had a par value of $100 and a liquidation preference of $100, and was convertible into 100 shares of the Company's common stock. In May 2002, each outstanding share of convertible preferred stock was exchanged for 100 new shares of convertible preferred stock. Each new share of convertible preferred stock has a par value of $1.00 and a liquidation preference of $1.00, and is convertible into one share of the Company's common stock. All other rights and preferences of the convertible preferred stock remained the same.

NOTE  7.  INCOME  TAXES
-----------------------

The Company's net deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether those net assets will be realized in the future. The uncertainty is primarily due to cumulative operating losses incurred by the Company during the period from January 1, 1998 to June 30, 2002, and the existence of significant net operating loss carryforwards.

Due to the conversion of outstanding debt into convertible preferred stock, as described in Note 5, there was a "change of control" of the Company for purposes of Internal Revenue Code Section 382, effective January 31, 2001. As a result, effective January 31, 2001, the amount of preexisting net operating loss carryforwards that can be used to offset current taxable income on the Company's federal income tax return is limited to approximately $350,000 per year. As of December 31, 2001, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $9.0 million and $8.1 million, respectively, which are net of the amounts that will expire unused due to the change of control limitation. The federal and state net operating loss carryforwards will begin to expire in 2018 and 2003, respectively.

The Company had taxable income for the six months ended June 30, 2002, but its taxable income was completely offset by net operating loss carryforwards from previous years. The Company had taxable income during the month ended January 31, 2001, which included the $11.3 million gain on conversion of debt into convertible preferred stock, but the taxable income during this period was also completely offset by net operating loss carryforwards from previous years. The Company had a net loss for tax purposes for the period from February 1, 2001, to June 30, 2001. As noted above, the Company's net deferred tax assets have been fully reserved since September 30, 1999. Accordingly, the Company recorded no income tax expense or benefit for the six months ended June 30, 2002 and 2001.

NOTE  8.  TOTAL  COMPREHENSIVE  INCOME  (LOSS)
----------------------------------------------

Total comprehensive income (loss) includes the change in stockholders' equity during the period from transactions and other events and circumstances from nonstockholder sources. Total comprehensive income (loss) of the Company for the six months ended June 30, 2002 and 2001, includes net income (loss) and other comprehensive income or loss, which consists of unrealized gains and losses on marketable securities, net of realized gains and losses that occurred during the period. Other comprehensive income (loss) was $27,000 and zero for the three months ended June 30, 2002 and 2001, respectively, and $(9,000) and $(79,000) for the six months ended June 30, 2002 and 2001, respectively. Total comprehensive income (loss) was $(173,000) and $310,000 for the three months ended June 30, 2002 and 2001, respectively, and $199,000 and $11,405,000 for the six months ended June 30, 2002 and 2001, respectively.

NOTE  9.  COMMITMENTS  AND  CONTINGENCIES
-----------------------------------------

LITIGATION

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company believes all pending claims either are covered by liability insurance maintained by the Company or by dentists in the Company's provider network, or will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. On September 12, 2000, after the plaintiffs had filed a first amended complaint, the Federal District Trial Court dismissed the lawsuit with prejudice, stating that the plaintiffs had failed to state a claim against the Company and its officers. On October 6, 2000, the plaintiffs filed an appeal of the dismissal of the lawsuit, and the dismissal was overturned on February 22, 2002. The case was remanded back to the District Court with instructions to allow the plaintiff to file a second amended complaint. Subsequently, the Company reached an agreement with the plaintiffs to settle the lawsuit for a payment of $1.25 million to the plaintiffs, without an admission of liability by any party. The Company's insurer has agreed to pay $1.0 million of the cost of the settlement. Accordingly, the Company recorded a $250,000 expense during the three months ended June 30, 2002, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The settlement is subject to District Court approval, completion of final documentation, and to certain other customary conditions, including the right of individual class members to opt out. The Company expects that a hearing to evaluate approval of the settlement will be held by the District Court during the fourth quarter of 2002 and believes that the settlement will be approved at that time.

CONTINGENT  LEASE  OBLIGATIONS

The Company sold all of its general dental practices and orthodontic practices in 1996, 1997 and 1998. The Company also re-sold certain of these practices in October 2000, after the original purchaser of a number of the practices defaulted on its obligations to the Company, as discussed in Note 3. In connection with the sale and re-sale of those practices, all of the office lease agreements related to those practices have been assigned to the respective purchasers of the practices, except for two of the leases. The Company is currently in the process of obtaining an assignment for one of the two remaining leases, although there can be no assurance that it will be successful in doing so. The Company is not currently seeking an assignment of the other remaining lease, because it expires in October 2002.

In the case of the assigned leases, the Company is secondarily liable for the lease payments in the event the purchasers of those practices fail to make the payments. As of June 30, 2002, the total of the minimum annual payments under these leases was approximately $1.4 million, and the aggregate contingent liability of the Company related to these leases was approximately $3.7 million over the terms of the lease agreements, which expire at various dates through 2007. The aggregate contingent liability related to these leases was approximately $5.0 million as of June 30, 2001. Management has not been notified of any defaults under these leases that would materially affect the Company's consolidated financial position. The aggregate contingent lease obligation of $3.7 million excludes $140,000 of estimated lease obligations that have been accrued as of June 30, 2002, due to a failure by one of the entities to make the lease payments under a lease that was assigned to that entity by the Company.
This estimated lease obligation is included in the accompanying condensed consolidated balance sheet under the caption "Accrued expenses."

The Company remains primarily liable for the two lease agreements that have not been assigned, although the purchasers of the related practices have agreed to make all of the remaining payments under the leases. The total future lease commitments related to these leases is approximately $155,000 as of June 30, 2002.

NOTE  10.  PENDING  ACQUISITION
-------------------------------

In April 2002, the Company entered into a definitive agreement to acquire all of the outstanding capital stock of Paramount Dental Plan, Inc. ("Paramount") for a purchase price of approximately $6.6 million, consisting of $3.0 million in cash, a convertible note for $2,625,000, and 769,231 shares of the Company's common stock. Paramount is a dental benefits company located in Florida. The convertible note bears interest at 7.0% annually, and is payable in 36 equal monthly installments of principal and interest, beginning one month after closing. The outstanding balance under the convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share, at any time after one year from the closing of the transaction. In connection with this transaction, the Company also agreed to enter into a three-year employment agreement with the sole stockholder of Paramount, who will serve as president of the Company's operations in Florida, and to enter into a three-year office lease agreement with the sole stockholder of Paramount, related to the office space that will be used as the Company's administrative office in Florida. The transaction is currently pending regulatory approval, and the Company expects that it will complete the transaction during the third quarter of 2002.

NOTE  11.  SUBSEQUENT  EVENT
----------------------------

In August 2002, the Company borrowed $2.0 million from one of its principal stockholders, which was used to increase the Company's working capital, to provide for the payments due under the two new capital leases discussed in Note 4, and to pay for the settlement of the stockholder litigation discussed in Note
9. The borrowing was made under an unsecured convertible note that bears interest at 7.0% annually, and is payable in 36 equal monthly installments of principal and interest, beginning in September 2002. The outstanding balance under the convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share, at any time after one year from the date of the borrowing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. The Company desires to take advantage of these safe harbor provisions. In addition to the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and the Current Report on Form 8-K dated as of April 24, 2002, both of which have been filed with the Securities and Exchange Commission, the following risk factors should be considered in connection with this Quarterly Report on Form 10-Q for the period ended June 30, 2002.

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

STOCKHOLDER  LITIGATION

In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. On September 12, 2000, after the plaintiffs had filed a first amended complaint, the Federal District Trial Court dismissed the lawsuit with prejudice, stating that the plaintiffs had failed to state a claim against the Company and its officers. On October 6, 2000, the plaintiffs filed an appeal of the dismissal of the lawsuit, and the dismissal was overturned on February 22, 2002. The case was remanded back to the District Court with instructions to allow the plaintiff to file a second amended complaint. Subsequently, the Company reached an agreement to settle the stockholder lawsuit for a payment of $1.25 million to the plaintiffs, without an admission of liability by any party. The Company's insurer has agreed to reimburse the Company $1.0 million of the cost of the settlement. Accordingly, the Company recorded a $250,000 expense during the three months ended June 30, 2002, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The settlement is subject to District Court approval, completion of final documentation, and to certain other customary conditions, including the right of individual class members to opt out. The Company expects that a hearing to evaluate approval of the settlement will be held by the District Court during the fourth quarter of 2002 and believes that the settlement will be approved at that time. The settlement of the stockholder lawsuit is subject to the risk that conditions to its finality may not be satisfied, including but not limited to Court approval and those other conditions referenced herein.

GOVERNMENT  REGULATION

The dental benefits industry is subject to extensive state and local laws, rules and regulations. A number of the Company's subsidiaries, which generate substantially all of the Company's revenue, are subject to various requirements imposed by state laws and regulations related to the operation of a dental HMO plan or a dental insurance company, including the maintenance of a minimum amount of net worth by certain subsidiaries. In addition, regulations applicable to dental benefit plans could be changed in the future. There can be no assurance that the Company will be able to meet all applicable regulatory requirements in the future.

HEALTH  INSURANCE  PORTABILITY  AND  ACCOUNTABILITY  ACT  OF  1996  ("HIPAA")

HIPAA imposes various responsibilities on the Company, and the Company is in the process of developing policies and procedures to comply with these requirements. The total cost of compliance with HIPAA is not known at this time. There is a risk that the Company will not be able to successfully implement all of the HIPAA requirements. There is also a risk that the cost of compliance with HIPAA could have a material adverse impact on the Company's financial position.

LIABILITIES  RELATED  TO  DENTAL  AND  ORTHODONTIC  PRACTICES

The Company has various liabilities in connection with the dental and orthodontic practices sold in October 2000, including, but not limited to, the obligation to complete orthodontic treatments for certain dental HMO patients who previously paid for the treatments in full. The amount of these liabilities is subject to uncertainties, and there can be no assurance that the ultimate amount of these liabilities will not exceed the amounts accrued on the Company's balance sheet as of June 30, 2002.

CONTINGENT  LEASE  OBLIGATIONS

The Company sold all of its general dental practices and orthodontic practices in 1996, 1997 and 1998. The Company also re-sold certain of these practices in October 2000, after the original purchaser of a number of the practices defaulted on its obligations to the Company, as discussed in Note 3 to the accompanying condensed consolidated financial statements. In connection with the sale and re-sale of those practices, all of the office lease agreements related to those practices, except for two of the leases, have been assigned to the respective purchasers of the practices. As of June 30, 2002, the Company is contingently liable for an aggregate of approximately $3.7 million of office lease obligations related to those practices for which the leases have been assigned. Although the leases have been assigned to the purchasers of those practices, there can be no assurance that the persons and/or entities to which these office leases were assigned will make the lease payments, and that the Company will not become liable for those payments. As of June 30, 2002, the Company also had $155,000 of lease commitments related to the two office leases that have not been assigned to the purchasers of the related practices. Although the purchasers of those practices have agreed to reimburse the Company for all of the lease payments, there can be no assurance they will do so.

PAYMENTS  DUE  ON  PROMISSORY  NOTES

In connection with the sale of certain dental practices, the dentists who purchased those practices issued long-term promissory notes to the Company, which are secured by the assets purchased. There can be no assurance that each of these dentists will make timely payments on the promissory notes in the future.

POSSIBLE  VOLATILITY  OF  STOCK  PRICE

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

COMPETITIVE  MARKET

The Company operates in a highly competitive industry. Its ability to operate on a profitable basis is affected by significant competition for employer groups and for contracting dental providers. Dental providers are becoming more sophisticated, their practices are busier, and they are less willing to join the Company's networks under capitation arrangements or discounted fees. There can be no assurance the Company will be able to compete successfully enough to be profitable. Existing or new competitors could have a negative impact on the Company's revenues, earnings and growth prospects. The Company expects the level of competition to remain high for the foreseeable future.

ABILITY  TO  MAINTAIN  REVENUE

The Company's premium revenue decreased from $43.1 million for the six months ended June 30, 2001 to $40.9 million for the first six months of 2002, primarily due to the loss of a number of its customers, and a net decrease in its enrollment within existing customers. The Company intends to expand its business in the future and to increase its annual revenue, but there can be no assurance the Company will be able to maintain its current level of revenue or increase it in the future. The ability of the Company to maintain its existing business or to expand its business depends on a number of factors, including existing and emerging competition, its ability to renew its relationships with existing customers on an annual basis, its ability to maintain competitive networks of dental providers, its ability to maintain effective control over the cost of dental services, and its ability to obtain sufficient working capital to support an increase in revenue.

UTILIZATION  OF  DENTAL  CARE  SERVICES

Under the Company's preferred provider ("PPO")/indemnity dental plan designs, the Company assumes the underwriting risk related to the frequency and cost of dental care services. If the Company does not accurately assess these underwriting risks, the premium rates charged may not be sufficient to cover the cost of the dental services delivered. This could have a material adverse effect on the Company's operating results.

Under the Company's dental HMO plan designs, the Company assumes underwriting risk related to the frequency and cost of specialist services, the cost of supplemental payments made to general dentists, and the frequency and cost of dental services provided by general dentists with whom the Company does not have standard capitation arrangements. If the Company does not accurately assess these underwriting risks, the premium rates charged to its customers may not be sufficient to cover the cost of the dental services delivered to subscribers and dependents. This could have a material adverse effect on the Company's operating results.

EFFECT  OF  ADVERSE  ECONOMIC  CONDITIONS

The Company's business could be negatively affected by periods of general economic slowdown, recession or terrorist activities which, among other things, may be accompanied by layoffs by the Company's customers, which could reduce the number of subscribers enrolled in the Company's benefit plans, and by an increase in the pricing pressure from customers and competitors.

RELATIONSHIPS  WITH  DENTAL  PROVIDERS

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

DEPENDENCE  ON  KEY  PERSONNEL

The Company believes its success is dependent to a significant degree upon the abilities and experience of its senior management team. The loss of the services of one or more of its senior executives could negatively affect the Company's operating results.

All of the risks set forth herein could negatively impact the earnings of the Company in the future. The Company's expectations for the future are based on current information and its evaluation of external influences. Changes in any one factor could materially impact the Company's expectations related to revenue, premium rates, benefit plans offered, membership enrollment, the amount of health care expenses incurred and profitability, and therefore, affect the forward-looking statements which may be included in this report. In addition, past financial performance is not necessarily a reliable indicator of future performance. An investor should not use historical performance alone to anticipate future results or future period trends for the Company.

SIGNIFICANT  ACCOUNTING  POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of those accounting principles includes the use of estimates and assumptions that have been made by the management, and which the Company believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses in the accompanying consolidated financial statements. The Company believes the most significant accounting policies used to prepare the accompanying condensed consolidated financial statements are the following:

NOTES  RECEIVABLE

Notes receivable are stated at the estimated collectible amounts, net of an allowance for bad debts. The Company continuously monitors its collection of payments on the notes receivable and maintains a reserve for estimated bad debt losses. The amount of the reserve is based primarily on the Company's historical experience in collecting similar notes receivable that are no longer outstanding, and any available information about the financial condition of the note issuers, although the Company has access to very little such information. The Company believes its reserve for bad debt losses is adequate as of June 30, 2002. However, there can be no assurance that the Company will realize the carrying amount of its notes receivable.

INTANGIBLE  ASSETS

Intangible assets at June 30, 2002 consist entirely of goodwill related to the acquisition of a Texas-based dental HMO company in 1996. This goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired, less accumulated amortization and an adjustment in 1999 to reduce the carrying value of the goodwill to its estimated realizable value. The Company estimated that this goodwill had a useful life of 40 years from the date of acquisition of the related entity, and amortized the goodwill over that period during the six months ended June 30, 2001. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company ceased amortizing its goodwill effective January 1, 2002. SFAS No. 142 requires that all goodwill be evaluated for possible impairment as of January 1, 2002, and as of the end of each reporting period thereafter, and establishes a new method of testing for possible impairment. The Company had no impairment of its goodwill as of January 1, 2002, or as of June 30, 2002, based on the method of testing for possible impairment established by SFAS No. 142.

LIABILITIES  RELATED  TO  SALE  OF  DENTAL  OFFICES

The Company completed the sale of its interest in certain dental and orthodontic practices in October 2000, as described in Note 3 to the accompanying condensed consolidated financial statements. In connection with this transaction, the Company agreed to pay certain obligations related to these practices. These obligations consisted primarily of payroll, dental office lease obligations, patient refunds, and the obligation to complete orthodontic treatment for dental HMO patients who previously paid for the treatment in full. These obligations were required to be paid in order to complete the transaction, were obligations of the Company as the members' dental HMO plan, or were obligations for which the Company could have been contingently liable in any event. As of June 30, 2002, the Company has satisfied a substantial portion of the obligations described above. The ultimate cost of the obligations assumed by the Company is reflected on the accompanying condensed consolidated balance sheet based on the Company's best estimates, based on information currently available to the Company, but these amounts are subject to various uncertainties.

CLAIMS  PAYABLE  AND  CLAIMS  INCURRED  BUT  NOT  REPORTED

The estimated liability for claims payable and claims incurred but not reported is based primarily on the average historical lag time between the date of service and the date the related claim is paid by the Company, and the recent trend in payment rates and the average number of incurred claims per covered individual. Since the liability for claims payable and claims incurred but not reported is an actuarial estimate, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are included in the consolidated statement of operations for the period in which the differences are identified.

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

The Company's net deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether those net assets will be realized in the future. The uncertainty is primarily due to cumulative operating losses incurred by the Company during the period from January 1, 1998, to June 30, 2002, and the existence of significant net operating loss carryforwards.

RESULTS  OF  OPERATIONS

The following table shows the Company's results of operations as a percentage of revenue, and is used in the period-to-period comparisons discussed below.

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 JUNE 30, 2002            JUNE 30,
                                              --------------------  --------------------
                                                2002       2001       2002       2001
                                              ---------  ---------  ---------  ---------
Premium revenue, net                             100.0%     100.0%     100.0%     100.0%

Health care services expense                      72.7       69.5       71.5       69.9
Selling, general and administrative expense       28.7       30.1       28.4       30.1
                                              ---------  ---------  ---------  ---------
  Operating income (loss)                         (1.4)       0.4        0.1         --

Investment and other income                        0.5        1.2        0.5        1.6
Interest expense on debt that was converted
  to equity in 2001 (1)                             --         --         --       (0.9)
Other interest expense                            (0.1)      (0.1)      (0.1)      (0.2)
                                              ---------  ---------  ---------  ---------
  Income (loss) before income taxes
    and extraordinary item                        (1.0)       1.5        0.5        0.5
Income tax expense                                  --         --         --         --
                                              ---------  ---------  ---------  ---------
  Income (loss) before extraordinary item         (1.0)       1.5        0.5        0.5
Extraordinary item                                  --         --         --       26.1
                                              ---------  ---------  ---------  ---------

  Net income (loss)                              (1.0)%       1.5%       0.5%      26.6%
                                              =========  =========  =========  =========

(1) Substantially all of the Company's debt was converted into convertible preferred stock effective January 31, 2001. See Note 5 to the accompanying condensed consolidated financial statements.

THREE  MONTHS  ENDED  JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Premium revenue decreased by $1.3 million, or 6.0%, from $21.5 million in 2001 to $20.2 million in 2002. The average membership for which the Company provided dental coverage decreased by approximately 78,000 members, or 12.5%, from 622,000 members during 2001 to 544,000 during 2002. Premium revenue decreased by only 6.0% even though average membership decreased by 12.5%. This was primarily due to increases in premium rates and a shift in the type of plan designs toward dental PPO/indemnity plan designs, which have higher premium rates than dental HMO plan designs. Substantially all of the Company's premium revenue was derived from dental benefit plans in 2002 and 2001. Premium revenue from vision benefit plans and other products was not material in 2002 or 2001.

Health care services expense decreased by $0.2 million, or 1.6%, from $14.9 million in 2001 to $14.7 million in 2002. Health care services expense as a percentage of premium revenue (the "loss ratio") increased from 69.5% in 2001 to 72.7% in 2002. The increase in the loss ratio was primarily due to an increase in supplemental payments to dental HMO providers, and a shift in the type of plan designs toward dental PPO/indemnity plan designs, which have a higher loss ratio than dental HMO plan designs. The increase in supplemental payments was partially due to a high-cost arrangement with a certain provider, which was started early in 2002 and was terminated effective June 30, 2002, and which resulted in an unusually large amount of supplemental payments. This increase was also partially due to a general increase in supplemental payments, which the Company believes is due to more comprehensive submission of claims information by the dentists in its HMO network.

Selling, general and administrative ("SG&A") expenses decreased by $0.7 million, or 10.5%, from $6.5 million in 2001 to $5.8 million in 2002. SG&A expenses as a percentage of premium revenue decreased to 28.7% in 2002, from 30.1% in 2001. The decrease in SG&A expenses is primarily due to a $350,000 refund of maintenance fees from one of its vendors, and decreases in property rent, depreciation, amortization and broker commissions, which were partially offset by a $250,000 expense in 2002 related to the settlement of stockholder litigation, as described in Note 9 to the accompanying condensed consolidated financial statements. The refund of maintenance fees was primarily due to the settlement of a dispute over the amount of equipment maintenance fees paid by the Company in several prior years. The decrease in property rent was primarily due to the fact that the Company recorded an expense of approximately $300,000 in the second quarter of 2001 to accrue all the future rent payments under a lease for office space previously occupied by the Company. The Company had been subleasing the space to an unrelated entity, and that entity ceased making rent payments in the second quarter of 2001, due to its insolvency. The decrease in depreciation and amortization expense is primarily due to the fact that a significant component of the Company's computer software became fully depreciated during the past year, and the fact that the Company had no amortization of goodwill or other intangible assets during 2002, as discussed in
Note 2 to the accompanying condensed consolidated financial statements. There was $68,000 of amortization expense related to goodwill and another intangible asset during the second quarter of 2001. The decrease in broker commissions is related to the decrease in premium revenue.

Investment and other income decreased by $0.2 million, from $0.3 million in 2001 to $0.1 million in 2002. This decrease is primarily due to a decrease in interest rates on short-term fixed-income investments during the past year, a decrease in interest income from notes receivable, due to the liquidation of a portion of the Company's notes receivable during the past year, and a decrease in the amount of investments held by the Company, compared to the second quarter of 2001. The decrease in investments was primarily due to the Company's use of its cash to make significant reductions in accounts payable, accrued expenses, and claims payable and claims incurred but not reported ("IBNR") during the past year. By intentionally accelerating its payment of claims, the Company hopes to enhance its image among dental providers.

The income (loss) before income taxes decreased by $0.5 million, from income of $0.3 million in 2001 to a loss of $0.2 million in 2002. The income (loss) before income taxes as a percentage of premium revenue decreased from income of 1.5% in 2001 to a loss of 1.0% in 2002. This decrease was primarily due to an increase in the loss ratio from 69.5% in 2001 to 72.7% in 2002, as discussed above. The decrease in investment income was largely offset by the decrease in SG&A expenses as a percentage of premium revenue.

SIX  MONTHS  ENDED  JUNE  30,  2002  COMPARED  TO SIX MONTHS ENDED JUNE 30, 2001

Premium revenue decreased by $2.2 million, or 5.2%, from $43.1 million in 2001 to $40.9 million in 2002. The average membership for which the Company provided dental coverage decreased by approximately 90,000 members, or 14.1%, from 638,000 members during 2001 to 548,000 during 2002. Premium revenue decreased by only 5.2% even though average membership decreased by 14.1%. This was primarily due to increases in premium rates and a shift in the type of plan designs toward dental PPO/indemnity plan designs, which have higher premium rates than dental HMO plan designs. Substantially all of the Company's premium revenue was derived from dental benefit plans in 2002 and 2001. Premium revenue from vision benefit plans and other products was not material in 2002 or 2001.

The decrease in the average number of members is primarily due to the loss of a number of customers during 2001 and at the beginning of 2002. The Company believes the loss of these customers was primarily due to the Company's poor financial condition from late 1999 to early 2001, when the recapitalization of the Company was completed, negative economic conditions that affected employment levels at customers of the Company, large premium increases that were necessary for clients with high loss ratios, and customer service problems during 2000.
The Company believes it significantly improved its financial condition by completing the recapitalization transaction in January 2001 (see Liquidity and Capital Resources below), and by implementing various cost reduction strategies during 2000 and 2001. The Company also implemented various operational improvements during 2000 and 2001, which it believes addressed and improved customer service. As a result, the Company believes its financial condition and level of customer service should not be significant factors in its ability to retain its existing customers or to generate new customers. However, the Company's image among brokers, consultants, clients, and potential clients was damaged by news of its poor financial condition and its customer service problems in 1999 and 2000. Even though the Company believes these issues no longer exist, the Company also believes that its image in the marketplace is still recovering, and these perceived issues are still factors in its ability to generate new customers.

Health care services expense decreased by $0.9 million, or 2.9%, from $30.1 million in 2001 to $29.2 million in 2002. The loss ratio increased from 69.9% in 2001 to 71.5% in 2002. The increase in the loss ratio was primarily due to an increase in supplemental payments to dental HMO providers, and a shift in the type of plan designs toward dental PPO/indemnity plan designs, which have a higher loss ratio than dental HMO plan designs. The increase in supplemental payments was partially due to a high-cost arrangement with a certain provider, which was started early in 2002 and was terminated effective June 30, 2002, and which resulted in an unusually large amount of supplemental payments. This increase was also partially due to a general increase in supplemental payments, which the Company believes is due to more comprehensive submission of claims information by the dentists in its HMO network.

SG&A expenses decreased by $1.4 million, or 10.6%, from $13.0 million in 2001 to $11.6 million in 2002. SG&A expenses as a percentage of premium revenue decreased from 30.1% in 2001 to 28.4% in 2002. The decrease in SG&A expenses is primarily due to a $350,000 refund of maintenance fees from one of its vendors, and decreases in property rent, depreciation, amortization and broker commissions, which were partially offset by a $250,000 expense in 2002 related to the settlement of stockholder litigation, as described in Note 9 to the accompanying condensed consolidated financial statements. The refund of maintenance fees was primarily due to the settlement of a dispute over the amount of equipment maintenance fees paid by the Company in several prior years. The decrease in property rent was primarily due to the fact that the Company recorded an expense of approximately $300,000 in the second quarter of 2001 to accrue all the future rent payments under a lease for office space previously occupied by the Company. The Company had been subleasing the space to an unrelated entity, and that entity ceased making rent payments in the second quarter of 2001, due to its insolvency. The decrease in depreciation and amortization expense is primarily due to the fact that a significant component of the Company's computer software became fully depreciated during the past year, and the fact that the Company had no amortization of goodwill or other intangible assets during 2002, as discussed in Note 2 to the accompanying condensed consolidated financial statements. There was $136,000 of amortization expense related to goodwill and another intangible asset during the first six months of 2001. The decrease in broker commissions is related to the decrease in premium revenue.

Investment and other income decreased by $0.5 million, from $0.7 million in 2001 to $0.2 million in 2002. This decrease is primarily due to realized gains on the sale of investments in 2001, a decrease in interest rates on short-term fixed-income investments during the past year, a decrease in interest income from notes receivable, due to the liquidation of a portion of the Company's notes receivable during the past year, and a decrease in the amount of investments held by the Company, compared to the first quarter of 2001. The decrease in the Company's investments was primarily due to significant reductions in accounts payable, accrued expenses, and claims payable and IBNR during the past year.

Total interest expense decreased from $0.5 million in 2001 to nearly zero in 2002, primarily due to the conversion of substantially all of the Company's debt into convertible preferred stock effective January 31, 2001, which eliminated nearly all of the Company's interest expense.

Income before income taxes was $0.2 million, or 0.5% of premium revenue, in both 2002 and 2001. The decrease in SG&A expenses as a percentage of premium revenue was offset by the increase in the loss ratio, and the decrease in interest expense was offset by the decrease in investment income.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's net working capital decreased from $4.2 million as of December 31, 2001, to $3.2 million as of June 30, 2002, primarily due to the two capital leases entered into by the Company during the second quarter of 2002, as discussed in Note 4 to the accompanying condensed consolidated financial statements, which added $1.2 million to current liabilities. The new capital lease obligations were partially offset by net income of $0.2 million during the six months ended June 30, 2002.

The Company's total debt increased from $265,000 as of December 31, 2001, to $1.9 million as of June 30, 2002, primarily due to the two capital leases discussed above, which added $1.8 million of debt during the first six months of 2002. The aggregate principal payments due under the two capital leases are $662,000 during the remainder of 2002, $963,000 during 2003 and $188,000 during 2004.

In August 2002, the Company borrowed $2.0 million from one of its principal stockholders, which was used to increase the Company's working capital, to provide for the payments due under the two new capital leases discussed above, and to pay for the settlement of the stockholder litigation discussed in Note 9 to the accompanying condensed consolidated financial statements. The borrowing was made under an unsecured convertible note that bears interest at 7.0% annually, and is payable in 36 equal monthly installments of principal and interest, beginning in September 2002. The outstanding balance under the convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share, at any time after one year from the date of the borrowing.

In April 2002, the Company entered into a definitive agreement to acquire all of the outstanding stock of Paramount Dental Plan, Inc. ("Paramount"). This acquisition is currently pending regulatory approval, and the Company expects that it will complete the transaction during the third quarter of 2002. As a result of the acquisition, the Company will incur debt of $2,625,000 related to the convertible note to be issued to the seller of Paramount. The convertible note bears interest at 7.0% annually, and is payable in 36 equal monthly installments of principal and interest, beginning one month after closing. The outstanding balance under the convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share, at any time after one year from the closing of the transaction. See the Company's Current Report on Form 8-K, dated as of April 24, 2002, on file with the Securities and Exchange Commission, for more information on this pending acquisition.

The Company believes it will be able to finance the $3.0 million cash portion of the purchase price of Paramount from its existing financial resources. The Company also believes it has adequate financial resources to continue its current operations for the foreseeable future, and that it will be able to meet its various financial obligations from its existing financial resources and future cash flows from its operations. However, there can be no assurance that the Company's future earnings will be adequate to make all of the payments on the Company's various obligations as they become due.

Net cash used in operating activities was $0.2 million during the six months ended June 30, 2002, compared to $0.5 million in the same period last year. Net income plus depreciation expense was $818,000 during the first six months of 2002, but this was offset by $1.2 million of net cash used to reduce claims payable and IBNR. The reduction in claims payable and IBNR was primarily due to an intentional decrease in the processing time for payment of provider claims during the first six months of 2002. Due in part to the recent decrease in interest rates on investments, the Company has adopted the practice of paying all provider claims as rapidly as possible, in order to enhance its image among dental providers.

Net cash provided by investing activities was $1.0 million in 2002, compared to net cash of $0.3 million used in investing activities in 2001. The net cash provided in 2002 was primarily due to a net liquidation of $1.3 million of investments, the proceeds of which were used primarily to finance a reduction in bank overdrafts and to make capital lease payments and debt payments, both of which are discussed below. In 2001, the Company received $1.1 million from the liquidation of certain of its notes receivable, which was used primarily to purchase investments, which increased by $1.0 million in 2001.

Net cash used in financing activities was $1.1 million in 2002, compared to net cash of $383,000 provided by financing activities in 2001. The net cash used in 2002 was primarily due to a $740,000 reduction in bank overdrafts, which are due to outstanding checks not yet presented for payment, $335,000 of capital lease payments, and $129,000 of debt payments.

RECENT  ACCOUNTING  PRONOUNCEMENTS

See Note 2 to the accompanying condensed consolidated financial statements for a discussion of recently adopted accounting principles and recently issued accounting pronouncements.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company is subject to risk related to changes in short-term interest rates, due to its investments in interest-bearing securities. As of June 30, 2002, the Company's total investments were approximately $15.5 million. Therefore, a one percentage-point change in short-term interest rates would have a $155,000 impact on the Company's annual investment income. The Company is not subject to a material amount of risk related to changes in foreign currency exchange rates.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Annual Meeting of the Stockholders of the Company (the "Meeting") was held at the executive offices of the Company in Aliso Viejo, California on Thursday, May 30, 2002, at 4:00 p.m. The following matters were addressed at the Meeting:

ELECTION  OF  DIRECTORS

It was proposed that Jack R. Anderson, Steven J. Baileys, Stephen J. Blewitt, Ronald I. Brendzel, James E. Buncher, Leslie B. Daniels, and Dennis L. Gates be elected to serve as Directors of the Company until the Company's next annual meeting of stockholders. Dr. Baileys and Mr. Brendzel both received an affirmative vote of 4,683,954 shares of Common Stock present in person or represented by proxy at the Meeting out of 4,820,832 shares, or 97.2% of the shares of Common Stock entitled to vote at the Meeting; Messrs. Anderson, Buncher, Daniels and Gates all received an affirmative vote of 80,000 shares of Series A Preferred Stock present in person or represented by proxy at the Meeting out of 80,000 shares, or 100% of the Series A Preferred Stock entitled to vote at the Meeting; and Mr. Blewitt received an affirmative vote of 220,000 shares of Series B, C and D Preferred Stock present in person or represented by proxy at the Meeting out of 220,000 shares, or 100% of the Series B, C and D Preferred Stock entitled to vote at the Meeting, and therefore all such individuals were elected to serve until the Corporation's next annual meeting of stockholders.

PROPOSAL TO INCREASE THE AUTHORIZED NUMBER OF SHARES OF COMMON STOCK AND PREFERRED STOCK

It  was  proposed  that  there  be  an  amendment  to the Corporation's Restated
Certificate of Incorporation to increase the number of authorized shares of Common Stock from 40 million to 42.5 million and to increase the number of authorized shares of Preferred Stock from 1 million to 31 million. The motion received an affirmative vote of 4,654,785 shares of Common Stock present in person or represented by proxy at the Meeting out of 4,820,832 shares, or 96.6% of the shares of Common Stock entitled to vote at the Meeting; an affirmative vote of 80,000 shares of Series A Preferred Stock present in person or represented by proxy at the Meeting out of 80,000 shares, or 100% of the Series A Preferred Stock entitled to vote at the Meeting; and an affirmative vote of 220,000 shares of Series B, C and D Preferred Stock present in person or represented by proxy at the Meeting out of 220,000 shares, or 100% of the Series B, C and D Preferred Stock entitled to vote at the Meeting, and was therefore approved.

PROPOSAL  TO  AMEND  THE  COMPANY'S  STOCK  OPTION  PLAN

It was proposed that there be an amendment to the Corporation's Employee Stock Option Plan (the "Plan") to increase the number of shares of Common Stock under the Plan from 3 million to 3.6 million shares. The motion received an affirmative vote of 4,655,485 shares of Common Stock present in person or represented by proxy at the Meeting out of 4,820,832 shares, or 96.6% of the shares of the Corporation's Common Stock entitled to vote at the Meeting; an affirmative vote of 80,000 shares of Series A Preferred Stock present in person or represented by proxy at the Meeting out of 80,000 shares, or 100% of the Series A Preferred Stock entitled to vote at the Meeting; and an affirmative vote of 220,000 shares of Series B, C and D Preferred Stock present in person or represented by proxy at the Meeting out of 220,000 shares, or 100% of the Series B, C and D Preferred Stock entitled to vote at the Meeting, and was therefore approved.

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

In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. On September 12, 2000, after the plaintiffs had filed a first amended complaint, the Federal District Trial Court dismissed the lawsuit with prejudice, stating that the plaintiffs had failed to state a claim against the Company and its officers. On October 6, 2000, the plaintiffs filed an appeal of the dismissal of the lawsuit, and the dismissal was overturned on February 22, 2002. The case was remanded back to the District Court with instructions to allow the plaintiff to file a second amended complaint. Subsequently, the Company reached an agreement to settle the stockholder lawsuit for a payment of $1.25 million to the plaintiffs, without an admission of liability by any party. The Company's insurer has agreed to reimburse the Company $1.0 million of the cost of the settlement. Accordingly, the Company recorded a $250,000 expense during the three months ended June 30, 2002, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The settlement is subject to District Court approval, completion of final documentation, and to certain other customary conditions, including the right of individual class members to opt out. The Company expects that a hearing to evaluate approval of the settlement will be held by the District Court during the fourth quarter of 2002 and believes that the settlement will be approved at that time.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

         EXHIBIT                DESCRIPTION
       -----------     ---------------------------------------------------------

          99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)  REPORTS ON FORM 8-K.

The Company filed a Report on Form 8-K dated as of April 24, 2002, announcing that the Company had entered into a Stock Purchase Agreement to purchase all of the outstanding capital stock of Paramount Dental Plan, Inc. for a purchase price of approximately $6.6 million, consisting of $3.0 million in cash, a convertible note for $2,625,000, and 767,231 shares of the Company's common stock. The transaction is currently pending regulatory approval, and the Company expects that it will complete the transaction during the third quarter of 2002. See Note 10 to the accompanying condensed consolidated financial statements for more information on this pending transaction.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on the 13th day of August 2002.

                 SAFEGUARD  HEALTH  ENTERPRISES,  INC.


                    By:  /s/ James E. Buncher
                        -------------------------------------
                        James  E.  Buncher
                        President  and  Chief  Executive  Officer
                        (Principal  Executive  Officer)


                    By:  /s/ Dennis L. Gates
                        -------------------------------------
                        Dennis  L.  Gates
                        Senior Vice President and Chief Financial Officer (Chief Accounting Officer)