Form 10-Q
period 2002-09-30
SAFEGUARD HEALTH ENTERPRISES INC
filed 2002-11-14
CIK 727303

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

As of November 1, 2002, the number of shares of registrant's common stock, par value $0.01 per share, outstanding was 5,666,203 shares (not including 3,216,978 shares of common stock held in treasury), and the number of shares of registrant's convertible preferred stock, par value $0.01 per share, outstanding was 30,000,000 shares.

                                    SAFEGUARD HEALTH ENTERPRISES, INC.
                       INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                                                                                     PAGE
                                                                                                     ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .     1

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . .    21

     Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .    22

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

CERTIFICATIONS BY CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER . . . . . . . . . . . . . . .    24

PART  I.     FINANCIAL  INFORMATION
ITEM  1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                      SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS)
                                          (UNAUDITED)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2002             2001
                                                               ---------------  --------------
                                   ASSETS
Current assets:
  Cash and cash equivalents                                    $        2,338   $       1,497
  Investments available-for-sale, at fair value                         9,752          13,956
  Accounts receivable, net of allowances                                2,616           2,839
  Other current assets                                                    637             903
                                                               ---------------  --------------
    Total current assets                                               15,343          19,195

Property and equipment, net of accumulated depreciation                 3,664           2,348
Restricted investments available-for-sale, at fair value                3,299           2,831
Notes receivable, net of allowances                                       778             805
Goodwill                                                               10,846           3,920
Other assets                                                              152             226
                                                               ---------------  --------------

    Total assets                                               $       34,082   $      29,325
                                                               ===============  ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $        1,560   $       3,168
  Accrued expenses                                                      4,059           4,827
  Current portion of long-term debt                                     2,596             265
  Claims payable and claims incurred but not reported                   5,162           5,905
  Deferred premium revenue                                              1,449             823
                                                               ---------------  --------------
    Total current liabilities                                          14,826          14,988

Long-term debt                                                          3,343              --
Other long-term liabilities                                             1,032             971
Commitments and contingencies (Note 9)

Stockholders' equity:
  Convertible preferred stock and additional paid-in capital           41,250          41,250
  Common stock and additional paid-in capital                          22,641          21,552
  Retained earnings (accumulated deficit)                             (31,285)        (31,447)
  Accumulated other comprehensive income                                  101              63
  Treasury stock, at cost                                             (17,826)        (18,052)
                                                               ---------------  --------------
    Total stockholders' equity                                         14,881          13,366
                                                               ---------------  --------------

    Total liabilities and stockholders' equity                 $       34,082   $      29,325
                                                               ===============  ==============

            See accompanying Notes to Condensed Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               2002      2001
                                             --------  --------
Premium revenue, net                         $20,682   $20,831

Health care services expense                  14,546    14,456
Selling, general and administrative expense    6,040     6,062
                                             --------  --------

Operating income                                  96       313

Investment and other income                       92       213
Interest expense                                 (84)      (31)
                                             --------  --------

Income before income taxes                       104       495
Income tax expense                                --        --
                                             --------  --------

    Net income                               $   104   $   495
                                             ========  ========

Basic net income per share                   $  0.00   $  0.01
Weighted average basic shares outstanding     35,161    34,753

Diluted net income per share                 $  0.00   $  0.01
Weighted average diluted shares outstanding   35,526    35,542

     See accompanying Notes to Condensed Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 2002      2001
                                                               --------  --------
Premium revenue, net                                           $61,544   $63,926

Health care services expense                                    43,772    44,557
Selling, general and administrative expense                     17,656    19,049
                                                               --------  --------

Operating income                                                   116       320

Investment and other income                                        311       903
Interest expense on debt that was converted to equity in 2001       --      (402)
Other interest expense                                            (115)      (93)
                                                               --------  --------

Income before income taxes and extraordinary item                  312       728
Income tax expense                                                  --        --
                                                               --------  --------

Income before extraordinary item                                   312       728
Extraordinary item:
  Gain on conversion of debt to convertible preferred stock         --    11,251
                                                               --------  --------

    Net income                                                 $   312   $11,979
                                                               ========  ========

Basic net income per share:
  Income before extraordinary item                             $  0.01   $  0.02
  Extraordinary item                                                --      0.36
                                                               --------  --------
    Net income                                                 $  0.01   $  0.38
                                                               ========  ========

Weighted average basic shares outstanding                       34,817    31,410

Diluted net income per share:
  Income before extraordinary item                             $  0.01   $  0.02
  Extraordinary item                                                --      0.35
                                                               --------  --------
    Net income                                                 $  0.01   $  0.37
                                                               ========  ========

Weighted average diluted shares outstanding                     35,374    32,369

      See accompanying Notes to Condensed Consolidated Financial Statements.

                         SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                            (IN THOUSANDS)
                                             (UNAUDITED)

                                                                                    2002      2001
                                                                                  --------  ---------
Cash flows from operating activities:
  Net income                                                                      $   312   $ 11,979
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Gain on conversion of debt to convertible preferred stock                          --    (11,251)
    Bad debt expense                                                                  160        225
    Amortization of deferred loan costs                                                --         24
    Depreciation and other amortization                                               908      1,523
    Contribution to retirement plan in the form of common stock, at fair value         68         --
    Gain on liquidation of notes receivable                                            --       (175)
    Gain on sale of subsidiary                                                         (9)        --
    Gain on sale of investments                                                        (2)       (98)
  Changes in operating assets and liabilities, excluding effects of acquisition:
    Accounts receivable                                                               101        111
    Other current assets                                                              457        573
    Accounts payable                                                                   96       (201)
    Accrued expenses                                                                 (740)    (1,691)
    Claims payable and claims incurred but not reported                              (968)    (1,228)
    Deferred premium revenue                                                          270       (467)
    Other assets                                                                       74         --
                                                                                  --------  ---------
      Net cash provided by (used in) operating activities                             727       (676)

Cash flows from investing activities:
  Purchase of investments available-for-sale                                       (3,130)   (14,324)
  Proceeds from sale/maturity of investments available-for-sale                     6,893     15,693
  Cash paid for acquisition of business, net of cash acquired                      (2,702)        --
  Purchases of property and equipment                                                (311)      (542)
  Payments received on notes receivable                                                27      1,320
  Proceeds from sale of subsidiary                                                     72         --
                                                                                  --------  ---------
    Net cash provided by investing activities                                         849      2,147

Cash flows from financing activities:
  Borrowings on long-term debt                                                      2,000         --
  Payments on debt                                                                 (1,099)      (174)
  Increase (decrease) in bank overdrafts                                           (1,746)    (1,203)
  Increase in accrued interest that was converted to equity in 2001                    --        321
  Repurchase of common stock                                                           --        (10)
  Exercise of stock options                                                            49         43
  Increase (decrease) in other long-term liabilities                                   61       (247)
                                                                                  --------  ---------
    Net cash used in financing activities                                            (735)    (1,270)
                                                                                  --------  ---------
Net increase in cash and cash equivalents                                             841        201
Cash and cash equivalents at beginning of period                                    1,497      1,381
                                                                                  --------  ---------
Cash and cash equivalents at end of period                                        $ 2,338   $  1,582
                                                                                  ========  =========

                                     (Continued  on  next  page)

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                2002     2001
                                                              --------  -------
Supplementary information:
  Cash paid during the period for interest                    $   115   $   306

Supplementary disclosure of non-cash activities:
  Debt converted into convertible preferred stock                  --    41,250
  Purchases of property and equipment through capital leases    1,784        --

  Liabilities assumed in acquisition of business:
    Fair value of assets acquired                             $   864   $    --
    Goodwill related to transaction                             6,926        --
    Less - Secured convertible note issued in transaction      (2,625)       --
    Less - Common stock issued in transaction                  (1,040)       --
    Less - Cash paid in transaction                            (3,158)       --
                                                              --------  -------
      Liabilities assumed in acquisition of business          $   967   $    --
                                                              ========  =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE  1.  GENERAL
-----------------

The accompanying unaudited condensed consolidated financial statements of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") as of September 30, 2002, and for the three months and nine months ended September 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America, applicable to interim periods. The accompanying financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, accordingly, omit certain footnote disclosures and other information necessary to present the Company's financial position and results of operations for annual periods in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which includes the Company's Consolidated Financial Statements and Notes thereto for that period.

NOTE  2.  SIGNIFICANT  ACCOUNTING  POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

GOODWILL

Goodwill as of September 30, 2002 consists of $6.9 million of goodwill related to the acquisition of Paramount Dental Plan, Inc. ("Paramount") in August 2002, which is discussed in Note 3 to the accompanying condensed consolidated financial statements, and $3.9 million of goodwill related to the acquisition of a Texas-based dental health maintenance organization ("HMO") company in 1996. In the case of each acquisition, goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired. In the case of the 1996 acquisition, the balance is net of accumulated amortization and an adjustment in 1999 to reduce the carrying value of the goodwill to its estimated realizable value. The Company estimated that the goodwill related to the 1996 acquisition had a useful life of 40 years from the date of acquisition of the related entity, and amortized the goodwill over that period during the nine months ended September 30, 2001. See Recently Adopted Accounting Principles below for a discussion of the impact of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

RECOGNITION  OF  PREMIUM  REVENUE

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

NET  INCOME  PER  SHARE

Net income per share is presented in accordance with SFAS No. 128, "Earnings Per Share." Basic net income per share is based on the weighted-average common shares outstanding, including the common shares into which the convertible preferred stock is convertible, but excluding the effect of other potentially dilutive securities. The number of basic common shares outstanding includes the common share equivalents of the convertible preferred stock, because the Company believes the convertible preferred stock is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. Diluted net income per share is based on the weighted-average common shares outstanding, including the effect of all potentially dilutive securities. During the three months and nine months ended September 30, 2002 and 2001, the potentially dilutive securities of the Company that were outstanding consisted of stock options, convertible notes, and warrants. Diluted net income per share for all periods presented includes the effect of all outstanding stock options with an exercise price below the average market price of the Company's common stock during each applicable period. The Company issued two (2) convertible notes during the three months ended September 30, 2002, as discussed in Note 4. Both of these convertible notes would have an anti-dilutive effect on net income per share for both periods in 2002. Accordingly, they are excluded from the calculation of diluted net income per share for these periods. The only warrants issued by the Company were canceled without being exercised effective January 31, 2001, as discussed in Note 5.

RECENTLY  ADOPTED  ACCOUNTING  PRINCIPLES

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting. The adoption of SFAS No. 141 had no significant effect on the Company's financial statements. See Note 3 for a business combination completed in August 2002.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives established after June 30, 2001 not be amortized, and that amortization of goodwill and other intangible assets with indefinite useful lives that existed as of June 30, 2001, be ceased effective January 1, 2002. As a result, the Company ceased amortizing its goodwill effective January 1, 2002. The Company recorded $28,000 and $85,000 of amortization expense related to goodwill, and $40,000 and $120,000 of amortization expense related to a non-competition agreement, during the three months and nine months ended September 30, 2001, respectively. The non-competition agreement became fully amortized in September 2001. The Company's adjusted results of operations for the three months and nine months ended September 30, 2001, which are adjusted to exclude goodwill amortization, are as follows (in thousands):

                                               THREE MONTHS ENDED  NINE MONTHS ENDED
                                                 SEPTEMBER  30,      SEPTEMBER  30,
                                               ------------------  ------------------
                                                 2002      2001      2002      2001
                                               --------  --------  --------  --------
Income before extraordinary item, as reported  $    104  $    495  $    312  $    728
Add back - Goodwill amortization                     --        28        --        85
                                               --------  --------  --------  --------

Income before extraordinary item, as adjusted  $    104  $    523  $    312  $    813
                                               ========  ========  ========  ========

Net income, as reported                        $    104  $    495  $    312  $ 11,979
Add back - Goodwill amortization                     --        28        --        85
                                               --------  --------  --------  --------

Net income, as adjusted                        $    104  $    523  $    312  $ 12,064
                                               ========  ========  ========  ========

None of the Company's reported net income per share amounts for the three months or nine months ended September 30, 2001 would change as a result of the above adjustment for goodwill amortization expense, due to the relatively small amount of this adjustment.

SFAS No. 142 also requires that all goodwill be evaluated for possible impairment as of January 1, 2002, and as of the end of each reporting period thereafter, and establishes a new method of testing for possible impairment. The Company had no impairment of its goodwill as of January 1, 2002, or as of September 30, 2002, based on the method of testing for possible impairment established by SFAS No. 142. The adoption of SFAS No. 142 had no other significant effect on the Company's financial statements.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded, as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-lease transactions. This statement also makes certain technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company is currently evaluating whether SFAS No. 145 will have a significant effect on its financial statements.

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

NOTE  3.  ACQUISITION
---------------------

Effective August 30, 2002, the Company acquired all of the outstanding capital stock of Paramount Dental Plan, Inc. ("Paramount") for a purchase price of approximately $6.7 million, consisting of $3.0 million in cash, a secured convertible note for $2,625,000, and 769,231 shares of the Company's common stock. Paramount is a dental benefits company located in Florida, and was merged into the Company's dental HMO effective August 30, 2002. The secured convertible note bears interest at 7.0% annually, and is payable in 36 equal monthly installments of principal and interest, beginning in October 2002. The outstanding balance under the secured convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share, at any time after August 30, 2003. The convertible note is secured by the stock of the Company's dental HMO subsidiary in Florida.

The business purpose of the acquisition was to increase the Company's market penetration in Florida, which is one of the Company's primary geographic markets. The acquisition increased the number of members in Florida for which the Company provides dental benefits from approximately 50,000 members to approximately 275,000 members.

In connection with this transaction, the Company entered into a three-year employment agreement with the seller of Paramount, who is currently employed as president of the Company's operations in Florida. The Company also entered into a three-year office lease agreement with the seller of Paramount, related to the office space that will be used as the Company's administrative office in Florida beginning in late 2002.

The cost of the acquisition was allocated among the assets acquired as follows (in thousands):

Cost of acquisition:
  Cash portion of purchase price                       $3,000
  Secured convertible note issued to seller             2,625
  Common stock issued to seller                         1,040
  Transaction expenses incurred by the Company            158
                                                       -------
    Total cost                                         $6,823
                                                       =======

Fair value of net assets acquired:
  Cash and cash equivalents                            $  456
  Restricted investment                                    50
  Property and equipment                                  129
  Other assets                                            229
  Goodwill                                              6,926
  Accounts payable and accrued liabilities               (386)
  Claims payable and claims incurred but not reported    (225)
  Deferred premium revenue                               (356)
                                                       -------
    Net assets acquired                                 $6,823
                                                       =======

The value used for the Company's common stock issued in the acquisition is based on 769,231 shares of common stock issued, and a market value of $1.35 per share. The market value of $1.35 per share is the average closing price of the Company's common stock during the period from five (5) business days prior to execution of the Stock Purchase Agreement to five (5) business days after execution of the agreement. The Stock Purchase Agreement was executed on April 24, 2002.

The Company made a preliminary determination of whether the assets acquired include any separately identifiable intangible assets apart from goodwill. The Company's preliminary conclusion is that there are no such intangible assets, and accordingly, the total excess of the purchase price over the net tangible assets acquired has been allocated to goodwill in the accompanying condensed consolidated financial statements.

The operations of Paramount are included in the accompanying condensed consolidated financial statements beginning on September 1, 2002. Following is certain pro forma statement of operations information, which reflects adjustments to the Company's historical financial statements as if the acquisition had been completed as of the beginning of each period presented (in thousands):

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER  30,
                                                        ----------------
                                                         2002     2001
                                                        -------  -------
Premium revenue, net                                    $66,823  $68,359
Operating income                                            354      998
Income before extraordinary item                            194    1,248
Net income                                                  194   12,499

Basic net income per share before extraordinary item       0.01     0.04
Basic net income per share                                 0.01     0.39

Diluted net income per share before extraordinary item     0.01     0.04
Diluted net income per share                               0.01     0.38

The above pro forma statement of operations information is not intended to indicate the results that would have occurred if the acquisition had actually been completed on the dates indicated, or the results that may occur in any future period.

NOTE  4.  LONG-TERM  DEBT
-------------------------

Long-term  debt  consists  of  the  following  (in  thousands):

                                        SEPTEMBER 30,    DECEMBER 31,
                                            2002             2001
                                       ---------------  --------------
Secured convertible promissory note    $        2,559   $          --
Unsecured convertible promissory note           1,900              --
Capital lease obligations                       1,411              --
Other                                              69             265
                                       ---------------  --------------
  Total debt                                    5,939             265
Less - Current portion                         (2,596)           (265)
                                       ---------------  --------------
  Long-term portion of debt            $        3,343   $          --
                                       ===============  ==============

See Note 3 for a description of the secured convertible promissory note, which was issued in the acquisition of Paramount in August 2002.

In August 2002, the Company borrowed $2.0 million from one of its principal stockholders, which was used to increase the Company's working capital, to provide for the payments due under the two capital leases discussed below, and to provide for the payments due under the settlement of the stockholder litigation discussed in Note 9. The borrowing was made under an unsecured convertible note that bears interest at 7.0% annually, and is payable in 36 equal monthly installments of principal and interest, beginning in September
2002. The outstanding balance under the convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share, at any time after one year from the date of the borrowing.

In June 2002, the Company entered into two capital lease obligations with an aggregate value of approximately $1.8 million. The two leases are related to the purchase of a new computer software application and the purchase of formerly leased furniture for the Company's primary administrative office. The Company intends to use the new software as its primary business application, which will be used for eligibility file maintenance, billing and collections, payment of health care expenses, utilization review and other related activities. The new software application will replace the Company's two existing systems with a single system that can be used for all of the Company's existing product lines. The cost of both of the Company's two existing systems is fully depreciated as of September 30, 2002. The aggregate annual principal payments due under the two capital leases are $260,000 during the remainder of 2002, $963,000 during 2003 and $188,000 during 2004. Under each of the two capital leases, the Company has an option to purchase the leased assets for $1.00 at the expiration of the lease.

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

Based on the estimated value of the convertible preferred stock as of January 31, 2001, the conversion transaction resulted in an extraordinary gain of $11.3 million, which is net of approximately $350,000 of transaction costs. There was no income tax effect related to this transaction, due to the Company's net operating loss carryforwards for tax purposes. The Company's deferred tax asset related to net operating loss carryforwards is fully reserved, due to uncertainty about whether the deferred tax assets will be realized in the future, as discussed in Note 7.

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

The Company's net deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether those net assets will be realized in the future. The uncertainty is primarily due to cumulative operating losses incurred by the Company during the period from January 1, 1998 to September 30, 2002, and the existence of significant net operating loss carryforwards.

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

The Company had taxable income for the nine months ended September 30, 2002 and 2001, but its taxable income in both periods was completely offset by net operating loss carryforwards from previous years.

NOTE  8.  TOTAL  COMPREHENSIVE  INCOME
--------------------------------------

Total comprehensive income includes the change in stockholders' equity during the period from transactions and other events and circumstances from nonstockholder sources. Total comprehensive income of the Company for the nine months ended September 30, 2002 and 2001, includes net income and other comprehensive income or loss, which consists of unrealized gains and losses on marketable securities, net of realized gains and losses that occurred during the period. Other comprehensive income (loss) was $47,000 and $27,000 for the three months ended September 30, 2002 and 2001, respectively, and $38,000 and $(52,000) for the nine months ended September 30, 2002 and 2001, respectively. Total comprehensive income was $151,000 and $522,000 for the three months ended September 30, 2002 and 2001, respectively, and $350,000 and $11,927,000 for the nine months ended September 30, 2002 and 2001, respectively.

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

In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. In September 2000, after the plaintiffs had filed a first amended complaint, the Federal District Trial Court dismissed the lawsuit with prejudice, stating that the plaintiffs had failed to state a claim against the Company and its officers. In October 2000, the plaintiffs filed an appeal of the dismissal of the lawsuit, and the dismissal was overturned in February 2002. The case was remanded back to the District Court with instructions to allow the plaintiff to file a second amended complaint. Subsequently, the Company conducted mediation and reached an agreement with the plaintiffs to settle the lawsuit for a payment of $1.25 million to the plaintiffs, without an admission of liability by any party. The agreement between the Company and the plaintiffs was approved by the District Court in September 2002. The Company's insurer paid $1.0 million of the cost of the settlement. Accordingly, the Company recorded a $250,000 expense during the three months ended June 30, 2002, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

CONTINGENT  LEASE  OBLIGATIONS

The Company sold all of its general dental practices and orthodontic practices in 1996, 1997 and 1998. The Company also re-sold certain of these practices in October 2000, after the original purchaser of a number of the practices defaulted on its obligations to the Company. The office lease agreements related to those practices either have been assigned to the respective purchasers of the practices, or have expired.

In the case of the assigned leases, the Company is secondarily liable for the lease payments in the event the purchasers of those practices fail to make the payments. As of September 30, 2002, the total of the minimum annual payments under these leases was approximately $1.4 million, and the aggregate contingent liability of the Company related to these leases was approximately $3.5 million over the terms of the lease agreements, which expire at various dates through 2007. The aggregate contingent liability related to these leases was approximately $5.2 million as of September 30, 2001. Management has not been notified of any defaults under these leases that would materially affect the Company's consolidated financial position. The aggregate contingent lease obligation of $3.5 million excludes $120,000 of estimated lease obligations that have been accrued as of September 30, 2002, due to a failure by one of the entities to make the lease payments under a lease that was assigned to that entity by the Company. This estimated lease obligation is included in the accompanying condensed consolidated balance sheet under the caption "Accrued expenses."

LIABILITY  INSURANCE

The Company's directors' and officers' liability insurance policy, which contained $5 million of coverage after a $250,000 deductible, expired on September 30, 2002. Due to a significant increase in the cost of such insurance, the Company has elected not to purchase this insurance coverage effective October 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. The Company desires to take advantage of these safe harbor provisions. In addition to the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Current Reports on Form 8-K dated as of April 24, 2002, and August 30, 2002, and the Current Report on Form 8-K/A dated as of August 30, 2002, all of which have been filed with the Securities and Exchange Commission, the following risk factors should be considered in connection with this Quarterly Report on Form 10-Q for the period ended September 30, 2002.

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

PARAMOUNT  INTEGRATION

The Company is in the process of integrating the business operations of Paramount into the Company's operations. Due to the complexities inherent in this process, there is a risk that the Company may not be able to complete such integration activities in a timely and cost effective manner. In such case, the general and administrative expenses of the Company may be higher than anticipated, which could have a negative impact on the Company's overall profitability.

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

CONTINGENT  LEASE  OBLIGATIONS

The Company sold all of its general dental practices and orthodontic practices in 1996, 1997 and 1998. The Company also re-sold certain of these practices in October 2000, after the original purchaser of a number of the practices defaulted on its obligations to the Company. All of the office lease agreements related to those practices either have been assigned to the respective purchasers of the practices, or have expired. As of September 30, 2002, the Company is contingently liable for an aggregate of approximately $3.5 million of office lease obligations related to those practices for which the leases have been assigned. Although all the leases have been assigned to the purchasers of those practices, there can be no assurance that the persons and/or entities to which these office leases were assigned will make the lease payments, and that the Company will not become liable for those payments.

LIABILITIES  RELATED  TO  DENTAL  AND  ORTHODONTIC  PRACTICES

The Company has various liabilities in connection with the dental and orthodontic practices sold in October 2000, including, but not limited to, the obligation to pay for orthodontic treatments for certain dental HMO patients who previously paid for the treatments in full. The remaining amount of the liabilities is subject to uncertainties, and there can be no assurance that the ultimate amount of the remaining liabilities will not exceed the amounts accrued on the Company's balance sheet as of September 30, 2002.

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

ABILITY  TO  MAINTAIN  REVENUE

The Company's premium revenue decreased from $63.9 million for the nine months ended September 30, 2001 to $61.5 million for the first nine months of 2002, primarily due to the loss of a number of its customers, and a net decrease in its enrollment within existing customers. The Company intends to expand its business in the future and to increase its annual revenue, but there can be no assurance the Company will be able to maintain its current level of revenue or increase it in the future. The ability of the Company to maintain its existing business or to expand its business depends on a number of factors, including existing and emerging competition, its ability to renew its relationships with existing customers on an annual basis, its ability to maintain competitive networks of dental providers, its ability to maintain effective control over the cost of dental services, and its ability to obtain sufficient working capital to support an increase in revenue.

UTILIZATION  OF  DENTAL  CARE  SERVICES

Under the Company's preferred provider ("PPO")/indemnity dental plan designs, the Company assumes the underwriting risk related to the frequency and cost of dental care services. If the Company does not accurately assess these underwriting risks, the premium rates charged to its customers might not be sufficient to cover the cost of the dental services delivered. This could have a material adverse effect on the Company's operating results.

Under the Company's dental HMO plan designs, the Company assumes underwriting risk related to the frequency and cost of specialist services, the cost of supplemental payments made to general dentists, and the frequency and cost of dental services provided by general dentists with whom the Company does not have standard capitation arrangements. If the Company does not accurately assess these underwriting risks, the premium rates charged to its customers might not be sufficient to cover the cost of the dental services delivered to subscribers and dependents. This could have a material adverse effect on the Company's operating results.

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

All of the risks set forth herein could negatively impact the earnings of the Company in the future. The Company's expectations for the future are based on current information and its evaluation of external influences. Changes in any one factor could materially impact the Company's expectations related to revenue, premium rates, benefit plans offered, membership enrollment, health care expenses, general and administrative expenses, and profitability, and therefore, affect the forward-looking statements which may be included in this report. In addition, past financial performance is not necessarily a reliable indicator of future performance. An investor should not use historical performance alone to anticipate future results or future period trends for the Company.

SIGNIFICANT  ACCOUNTING  POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of those accounting principles includes the use of estimates and assumptions that have been made by management, and which the Company believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses in the accompanying consolidated financial statements. The Company believes the most significant accounting policies used to prepare the accompanying condensed consolidated financial statements are the following:

RECOGNITION  OF  PREMIUM  REVENUE

Premium revenue is recognized in the period during which dental coverage is provided to the covered individuals. Payments received from customers in advance of the related period of coverage are reflected on the accompanying consolidated balance sheet as deferred revenue.

GOODWILL

Goodwill as of September 30, 2002 consists of $6.9 million of goodwill related to the acquisition of Paramount Dental Plan, Inc. ("Paramount") in August 2002, which is discussed in Note 3 to the accompanying condensed consolidated financial statements, and $3.9 million of goodwill related to the acquisition of a Texas-based dental HMO company in 1996. In the case of each acquisition, goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired, and in the case of the 1996 acquisition, the balance is net of accumulated amortization and an adjustment in 1999 to reduce the carrying value of the goodwill to its estimated realizable value. The Company estimated that the goodwill related to the 1996 acquisition had a useful life of 40 years from the date of acquisition of the related entity, and amortized the goodwill over that period during the nine months ended September 30, 2001. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company ceased amortizing its goodwill effective January 1, 2002. SFAS No. 142 requires that all goodwill be evaluated for possible impairment as of January 1, 2002, and as of the end of each reporting period thereafter, and establishes a new method of testing for possible impairment. The Company had no impairment of its goodwill as of January 1, 2002, or as of September 30, 2002, based on the method of testing for possible impairment established by SFAS No. 142. However, there can be no assurance that impairment will not occur in the future.

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

The Company's net deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether those net assets will be realized in the future. The uncertainty is primarily due to cumulative operating losses incurred by the Company during the period from January 1, 1998, to September 30, 2002, and the existence of significant net operating loss carryforwards.

RESULTS  OF  OPERATIONS

The following table shows the Company's results of operations as a percentage of premium revenue, and is used in the period-to-period comparisons discussed below.


                                                    THREE MONTHS ENDED  NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2002    SEPTEMBER 30,
                                                    ------------------  -----------------
                                                      2002      2001      2002      2001
                                                    --------  --------  --------  --------
Premium revenue, net                                  100.0%    100.0%    100.0%    100.0%

Health care services expense                           70.3      69.4      71.1      69.7
Selling, general and administrative expense            29.2      29.1      28.7      29.8
                                                    --------  --------  --------  --------
  Operating income                                      0.5       1.5       0.2       0.5

Investment and other income                             0.4       1.0       0.5       1.4
Interest expense on debt that was converted
  to equity in 2001 (1)                                  --        --        --      (0.6)
Other interest expense                                 (0.4)     (0.1)     (0.2)     (0.2)
                                                    --------  --------  --------  --------
Income before income taxes and extraordinary item       0.5       2.4       0.5       1.1
Income tax expense                                       --        --        --        --
                                                    --------  --------  --------  --------
  Income before extraordinary item                      0.5       2.4       0.5       1.1
Extraordinary item                                       --        --        --      17.6
                                                    --------  --------  --------  --------

  Net income                                            0.5%      2.4%      0.5%     18.7%
                                                    ========  ========  ========  ========

(1)  Substantially  all  of  the  Company's  debt was converted into convertible preferred stock effective January 31, 2001. See Note 5 to the accompanying condensed consolidated financial  statements.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Premium revenue decreased by $0.1 million, or 0.7%, from $20.8 million in 2001 to $20.7 million in 2002. The average membership for which the Company provided dental coverage increased by approximately 6,000 members, or 1.0%, from 601,000 members during 2001 to 607,000 during 2002. The small decrease in premium revenue was primarily due to the loss of a number of the Company's customers, and a net decrease in its enrollment within retained customers, which were offset by an increase in premium revenue due to the Paramount acquisition, which is included in the accompanying condensed consolidated financial statements beginning on September 1, 2002. Premium revenue decreased slightly even though average membership increased, which was due to the impact of the Paramount acquisition. The acquired Paramount business has lower premium revenue per member than the Company's preexisting business. This is due to the dental plan designs offered by Paramount, which include a significantly lower level of benefits than the benefit plans offered by the Company prior to the acquisition of Paramount. Substantially all of the Company's premium revenue was derived from dental benefit plans in 2002 and 2001. Premium revenue from vision benefit plans and other products was not material in 2002 or 2001.

Health care services expense increased slightly from 2001 to 2002, but was approximately $14.5 million in both periods. Health care services expense as a percentage of premium revenue (the "loss ratio") increased from 69.4% in 2001 to 70.3% in 2002. The increase in the loss ratio was primarily due to a shift in the type of plan designs toward preferred provider ("PPO")/indemnity plan designs, which have a higher loss ratio than HMO plan designs.

Selling, general and administrative ("SG&A") expense was approximately $6.0 million in both 2002 and 2001, and SG&A expense as a percentage of premium revenue increased slightly, from 29.1% in 2001 to 29.2% in 2002.

Investment and other income decreased by $0.1 million, from $0.2 million in 2001 to $0.1 million in 2002. This decrease is primarily due to a decrease in interest rates on short-term fixed-income investments during the past year, a decrease in interest income from notes receivable, due to the liquidation of a portion of the Company's notes receivable during the past year, and a decrease in the amount of investments held by the Company, compared to the third quarter of 2001. The decrease in investments was primarily due to the Company's use of its cash to make significant reductions in accounts payable, accrued expenses, and claims payable and claims incurred but not reported ("IBNR") during the past year. By intentionally accelerating its payment of claims, the Company believes it will enhance its image among dental providers.

Income before income taxes decreased by $0.4 million, from $0.5 million in 2001 to $0.1 million in 2002. Income before income taxes as a percentage of premium revenue decreased from 2.4% in 2001 to 0.5% in 2002. This decrease was primarily due to an increase in the loss ratio from 69.4% in 2001 to 70.3% in 2002, as well as a decrease in investment income and an increase in interest expense.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Premium revenue decreased by $2.4 million, or 3.7%, from $63.9 million in 2001 to $61.5 million in 2002. The average membership for which the Company provided dental coverage decreased by approximately 58,000 members, or 9.3%, from 626,000 members during 2001 to 568,000 during 2002. The decrease in membership was primarily due to the loss of a number of the Company's customers, and a net decrease in its enrollment within retained customers, which were partially offset by an increase in premium revenue due to the Paramount acquisition, which is included in the accompanying condensed consolidated financial statements beginning on September 1, 2002. Premium revenue decreased by only 3.7% even though average membership decreased by 9.3%. This was primarily due to increases in premium rates and a shift in the type of plan designs toward PPO/indemnity plan designs, which have higher premium rates than HMO plan designs. Substantially all of the Company's premium revenue was derived from dental benefit plans in 2002 and 2001. Premium revenue from vision benefit plans and other products was not material in 2002 or 2001.

Health care services expense decreased by $0.8 million, or 1.8%, from $44.6 million in 2001 to $43.8 million in 2002. The loss ratio increased from 69.7% in 2001 to 71.1% in 2002. The increase in the loss ratio was primarily due to increases in supplemental payments and discounted fee-for-service payments to dental HMO providers, and a shift in the type of plan designs toward
PPO/indemnity plan designs, which have a higher loss ratio than HMO plan designs. The increases in supplemental and discounted fee-for-service payments were partially due to high-cost arrangements with certain providers, which were started early in 2002, and which have been terminated. These arrangements resulted in an unusually large amount of supplemental payments and discounted fee-for-service payments in 2002. The increase was also partially due to a general increase in supplemental payments, which the Company believes is due to more comprehensive submission of claims information by the dentists in its HMO network.

SG&A expenses decreased by $1.4 million, or 7.3%, from $19.0 million in 2001 to $17.6 million in 2002. SG&A expenses as a percentage of premium revenue decreased from 29.8% in 2001 to 28.7% in 2002. The decrease in SG&A expenses is primarily due to decreases in depreciation and amortization, furniture rent, property rent, and a $350,000 refund of maintenance fees from one of the Company's vendors, which were partially offset by a $250,000 expense in 2002 related to the settlement of stockholder litigation, as described in Note 9 to the accompanying condensed consolidated financial statements. The decrease in depreciation and amortization expense is primarily due to the fact that a significant component of the Company's computer software became fully depreciated during the past year, and the fact that the Company had no amortization of goodwill or other intangible assets during 2002, as discussed in
Note 2 to the accompanying condensed consolidated financial statements. There was $205,000 of amortization expense related to goodwill and another intangible asset during the first nine months of 2001. The decrease in furniture rent was due to the purchase of the office furniture used in the Company's primary administrative office through a new capital lease during the second quarter of 2002, as discussed in Note 4 to the accompanying condensed consolidated financial statements. The related furniture was formerly leased under an operating lease with relatively expensive terms, compared to the new capital lease. The new capital lease caused an increase in depreciation expense, but this was more than offset by other decreases in depreciation and amortization, as noted above. The decrease in property rent was primarily due to the fact that the Company recorded an expense of approximately $300,000 in the second quarter of 2001 to accrue all the future rent payments under a lease for office space previously occupied by the Company. The Company had been subleasing the space to an unrelated entity, and that entity ceased making rent payments in the second quarter of 2001, due to its insolvency. The refund of maintenance fees was primarily due to the settlement of a dispute over the amount of equipment maintenance fees paid by the Company in several prior years.

Investment and other income decreased by $0.6 million, from $0.9 million in 2001 to $0.3 million in 2002. This decrease is primarily due to realized gains on the sale of investments in 2001, a decrease in interest rates on short-term fixed-income investments during the past year, a decrease in interest income from notes receivable, due to the liquidation of a portion of the Company's notes receivable during the past year, and a decrease in the amount of investments held by the Company, compared to the prior year. The decrease in the Company's investments was primarily due to significant reductions in accounts payable, accrued expenses, and claims payable and IBNR during the past year. By intentionally accelerating its payment of claims, the Company hopes to enhance its image among dental providers.

Total interest expense decreased by $0.4 million, from $0.5 million in 2001 to $0.1 million in 2002, primarily due to the conversion of substantially all of the Company's debt into convertible preferred stock effective January 31, 2001, which eliminated nearly all of the Company's interest expense.

Income before income taxes decreased by $0.4 million, from $0.7 million in 2001 to $0.3 million in 2002. Income before income taxes as a percentage of premium revenue decreased from 1.1% in 2001 to 0.5% in 2002. This decrease was primarily due to an increase in the loss ratio, which was partially offset by a decrease in SG&A expense as a percentage of premium revenue.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's net working capital decreased from $4.2 million as of December 31, 2001, to $0.5 million as of September 30, 2002, primarily due to the acquisition of Paramount in August 2002, as discussed in Note 3 to the accompanying condensed consolidated financial statements. The Paramount acquisition decreased working capital by a total of $3.5 million, including $2.7 million of net cash used in the acquisition and the current portion of the secured convertible note issued in the transaction, which is $0.8 million. The Company borrowed $2.0 million of working capital in August 2002, but this increase in working capital was offset by the current portion of the two capital lease obligations entered into in June 2002, as discussed in Note 4 to the accompanying condensed consolidated financial statements.

The Company's total debt increased from $265,000 as of December 31, 2001, to $5.9 million as of September 30, 2002, primarily due to the $2.6 million convertible note issued in the Paramount acquisition, the $2.0 million unsecured convertible note issued in August 2002, and the two capital leases discussed above, which added $1.8 million of debt during the second quarter of 2002. The aggregate principal payments due under all of the Company's debt, including its capital leases, are $563,000 during the remainder of 2002, $2,424,000 in 2003, $1,755,000 in 2004, and $1,197,000 in 2005.

In August 2002, the Company borrowed $2.0 million from one of its principal stockholders, which was used to increase the Company's working capital, to provide for the payments due under the two new capital leases discussed above, and to provide for the payments due under the settlement of the stockholder litigation discussed in Note 9 to the accompanying condensed consolidated financial statements. The borrowing was made under an unsecured convertible note that bears interest at 7.0% annually, and is payable in 36 equal monthly installments of principal and interest, beginning in September 2002. The outstanding balance under the convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share, at any time after one year from the date of the borrowing.

Effective August 30, 2002, the Company acquired all of the outstanding capital stock of Paramount Dental Plan, Inc. ("Paramount") for a purchase price of approximately $6.7 million, consisting of $3.0 million in cash, a secured convertible note for $2,625,000, and 769,231 shares of the Company's common stock. The secured convertible note bears interest at 7.0% annually, and is payable in 36 equal monthly installments of principal and interest, beginning in October 2002. The outstanding balance under the secured convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share, at any time after August 30, 2003. The convertible note is secured by the stock of the Company's dental HMO subsidiary in Florida. The operations of Paramount are included in the accompanying condensed consolidated financial statements beginning on September 1, 2002.

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

Net cash provided by operating activities was $0.7 million during the nine months ended September 30, 2002, compared to $0.7 million of net cash used by operating activities in the same period last year. The change is primarily due to the fact that net cash used to reduce accounts payable, accrued expenses and claims payable and claims incurred but not reported ("IBNR") decreased from $3.1 million in 2001 to $1.6 million in 2002. The most significant decreases in both periods were payments made to reduce the obligations assumed in connection with the re-sale of certain dental practices in October 2000, and reductions in claims payable and IBNR. The obligations assumed in connection with the re-sale of dental practices were reduced by $680,000 during 2001 and by $360,000 during 2002, due to payments made during both periods. Claims payable and IBNR decreased by $1.2 million in 2001 and $1.0 million in 2002, primarily due to intentional decreases in the processing time for payment of provider claims, and in the case of 2001, partially due to a decrease in the Company's volume of PPO/indemnity business during the period. Due in part to the recent decline in interest rates on investments, the Company has adopted the practice of paying all provider claims as rapidly as possible, in order to enhance its image among dental providers.

Net cash provided by investing activities was $0.8 million in 2002, compared to $2.1 million in 2001. In 2002, the Company had a net liquidation of $3.8 million of investments, the proceeds of which were used primarily to finance the acquisition of Paramount and to finance the reduction in bank overdrafts, as discussed below. In 2001, the Company had a net liquidation of $1.4 million of investments and received $1.3 million from the liquidation of certain of its notes receivable, the proceeds of which were used primarily to finance the reduction in bank overdrafts, as discussed below, and to finance the reductions in accounts payable, accrued expenses and claims payable and IBNR, as discussed above.

Net cash used in financing activities decreased from $1.3 million in 2001 to $0.7 million in 2002. The net cash used in both periods was primarily due to reductions in the amount of bank overdrafts, which are due to outstanding checks not yet presented for payment.

RECENT  ACCOUNTING  PRONOUNCEMENTS

See Note 2 to the accompanying condensed consolidated financial statements for a discussion of recently adopted accounting principles and recently issued accounting pronouncements.

IMPACT  OF  INFLATION

The Company's operations are potentially impacted by inflation, which can affect premium rates, health care services expense, and selling, general and administrative expense. The Company expects that its earnings will be positively impacted by inflation in premium rates, because premium rates for dental benefit plans in general have been increasing due to inflation in recent years. The Company expects that its earnings will be negatively impacted by inflation in health care costs, because fees charged by dentists and other dental providers have been increasing due to inflation in recent years. The impact of inflation on the Company's health care expenses is partially mitigated in the short-term by the fact that approximately 30% of total health care services expense consists of capitation (fixed) payments to providers. In addition, most of the Company's selling, general and administrative expenses are impacted by general inflation in the economy.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company is subject to risk related to changes in short-term interest rates, due to its investments in interest-bearing securities. As of September 30, 2002, the Company's total cash and investments were approximately $15.4 million. Therefore, a one percentage-point change in short-term interest rates would have a $154,000 impact on the Company's annual investment income. The Company is not subject to a material amount of risk related to changes in foreign currency exchange rates.

ITEM  4.     CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

Within 90 days prior to the date of this report, the Company completed an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information related to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission.

CHANGES  IN  INTERNAL  CONTROLS

No significant changes to the Company's internal controls were made during the periods covered by this report.

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

In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. In September 2000, after the plaintiffs had filed a first amended complaint, the Federal District Trial Court dismissed the lawsuit with prejudice, stating that the plaintiffs had failed to state a claim against the Company and its officers. In October 2000, the plaintiffs filed an appeal of the dismissal of the lawsuit, and the dismissal was overturned in February 2002. The case was remanded back to the District Court with instructions to allow the plaintiff to file a second amended complaint. Subsequently, the Company conducted mediation and reached an agreement with the plaintiffs to settle the lawsuit for a payment of $1.25 million to the plaintiffs, without an admission of liability by any party. The agreement between the Company and the plaintiffs was approved by the District Court in September 2002. The Company's insurer paid $1.0 million of the cost of the settlement. Accordingly, the Company recorded a $250,000 expense during the three months ended June 30, 2002, which is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

          EXHIBIT               DESCRIPTION
          -------               -----------

          10.30          Convertible  Promissory  Note  dated  August  8,  2002.
          10.31          Registration  Rights  Agreement  dated  August 8, 2002.
          10.32          Amended  and  Restated  Stock  Option  Plan.
          10.33          Amendment  to  Restated  Certificate  of Incorporation.

(b)     REPORTS  ON  FORM  8-K.

The Company filed a Current Report on Form 8-K on September 13, 2002, related to the completion of the acquisition of Paramount Dental Plan, Inc. The Company also filed a Current Report on Form 8-K/A on November 12, 2002, which includes historical financial statements of Paramount and pro forma financial information for the Company related to this acquisition. See Note 3 to the accompanying condensed consolidated financial statements for more information on this transaction.

The Company filed a Current Report on Form 8-K on October 1, 2002, related to the Company's settlement of the stockholder litigation filed against the Company. See Note 9 to the accompanying condensed consolidated financial statements for more information on the settlement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on the 13th day of November 2002.

            SAFEGUARD  HEALTH  ENTERPRISES,  INC.


               By: /s/  James  E.  Buncher
                   -----------------------
                   James  E.  Buncher
                   President  and  Chief  Executive  Officer
                   (Principal  Executive  Officer)


               By: /s/  Dennis  L.  Gates
                   ----------------------
                   Dennis  L.  Gates
                   Senior Vice President and Chief Financial Officer (Chief Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002;
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


Each of the undersigned hereby certifies in his capacity as an officer of SafeGuard Health Enterprises, Inc. (the "Company"), that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this certification has been signed by the undersigned in the City of Aliso Viejo, State of California, on the 13th day of November 2002.


          SAFEGUARD  HEALTH  ENTERPRISES,  INC.


          By: /s/  James  E.  Buncher
              -----------------------
              James  E.  Buncher
              President  and  Chief  Executive  Officer
              (Principal  Executive  Officer)

          By: /s/  Dennis  L.  Gates
              ----------------------
              Dennis  L.  Gates
              Senior Vice President and Chief Financial Officer (Chief Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002;
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

I,  James  E.  Buncher,  President  and  Chief  Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SafeGuard Health Enterprises, Inc., (the "Report").

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and
          c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this certification has been signed by the undersigned in the City of Aliso Viejo, State of California, on the 13th day of November 2002.

          SAFEGUARD  HEALTH  ENTERPRISES,  INC.


          By: /s/  James  E.  Buncher
              -----------------------
             James  E.  Buncher
             President  and  Chief  Executive  Officer
             (Principal  Executive  Officer)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002;
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

I, Dennis L Gates, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SafeGuard Health Enterprises, Inc., (the "Report").

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and
          c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this certification has been signed by the undersigned in the City of Aliso Viejo, State of California, on the 13th day of November 2002.

          SAFEGUARD  HEALTH  ENTERPRISES,  INC.


          By: /s/  Dennis  L.  Gates
              ----------------------
              Dennis  L.  Gates
              Senior Vice President and Chief Financial Officer (Chief Accounting Officer)