Form 10-K
period 2002-12-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 2003-03-27
CIK 727303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002       Commission File Number 0-12050

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

                                YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2003, was $4,965,000. The number of shares of the registrant's common stock outstanding as of March 15, 2003, was 5,697,962 (not including 3,216,978 shares held in treasury).

                       SAFEGUARD HEALTH ENTERPRISES, INC.
             INDEX TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002


                                                                           PAGE
                                                                           ----
PART  I.

     Item  1.     Business . . . . . . . . . . . . . . . . . . . . . . . .    1

     Item  2.     Properties . . . . . . . . . . . . . . . . . . . . . . .   17

     Item  3.     Legal  Proceedings . . . . . . . . . . . . . . . . . . .   18

     Item  4.     Submission of Matters to a Vote of Security Holders. . .   18

PART  II.

     Item  5.     Market for Registrant's Common Equity and Related
                    Stockholder Matters. . . . . . . . . . . . . . . . . .   18

     Item  6.     Selected  Financial  Data. . . . . . . . . . . . . . . .   20

     Item  7.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. . . . . . . . . .   21

     Item 7A.     Quantitative and Qualitative Disclosures About
                    Market Risk. . . . . . . . . . . . . . . . . . . . . .   29

     Item  8.     Financial Statements and Supplementary Data. . . . . . .   29

     Item  9.     Changes in and Disagreements with Independent
                    Accountants on Accounting and Financial Disclosures. .   29

PART  III.

     Item 10.     Directors and Executive Officers of the Registrant . . .   30

     Item 11.     Executive  Compensation. . . . . . . . . . . . . . . . .   32

     Item 12.     Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters . . . . . .   34

     Item 13.     Certain Relationships and Related Transactions . . . . .   36

     Item 14.     Controls and Procedures. . . . . . . . . . . . . . . . .   36

PART  IV.

     Item 15.     Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K. . . . . . . . . . . . . . . . . . . . . .   37

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38

CERTIFICATIONS BY CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER. . .   39


                                      (i)

                                     PART I

ITEM 1. BUSINESS
----------------

In addition to historical information, the description of business below includes certain forward-looking statements regarding SafeGuard Health Enterprises, Inc. and its subsidiaries (the "Company"), including statements about growth plans, business strategies, future operating results, future financial position, and general economic and market events and trends. The
Company's actual future operating results could differ materially from the results indicated in the forward-looking statements as a result of various events that cannot be predicted by the Company. Those possible events include an increase in competition, changes in health care regulations, an increase in dental care utilization rates, new technologies, an increase in the cost of dental care, the inability to contract with an adequate number of participating providers, the inability to efficiently integrate the operations of acquired businesses, the inability to realize the carrying value of certain long-term promissory notes owed to the Company, natural disasters, loss of key management, and other risks and uncertainties as described below under "RISK FACTORS." The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

(a)  GENERAL DEVELOPMENT OF BUSINESS

The Company provides a wide range of dental benefit plans, including health maintenance organization ("HMO") plan designs and preferred provider organization ("PPO")/indemnity plan designs. The Company also provides vision benefit plans, administrative services, and preferred provider network rental. The Company conducts its business through several subsidiaries, one of which is an insurance company that is licensed in a number of states, and several of which are dental HMO plans that are each licensed in the state in which it operates. The Company's operations are primarily in California, Florida and Texas, but it also operates in a number of other states.

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

The Company completed four acquisitions during the last seven (7) years. In August 1996, the Company acquired a dental HMO company located in Texas, which had approximately $12 million of annual revenue at the time of the acquisition. In May 1997, the Company acquired a dental HMO company located in Florida, which had approximately $7 million of annual revenue at the time of the acquisition. In August 1997, the Company acquired an indemnity insurance company, which had no active business but was licensed in a number of states in which the Company was not previously licensed. In August 2002, the Company acquired a second dental HMO company located in Florida, which also had approximately $7 million of annual revenue at the time of the acquisition. The purchase price of the acquisition in August 2002 was approximately $6.7 million, which consisted of $3.0 million in cash, a secured convertible note for $2,625,000, and 769,231 shares of the Company's common stock. The Company is currently licensed as a dental HMO in eight states, and as an indemnity insurance company in 20 states. However, substantially all of its revenue is generated in California, Florida and Texas.

The Company's executive offices are located at 95 Enterprise, Suite 100, Aliso Viejo, California 92656-2605, and its website address is www.safeguard.net. Its telephone number is 949.425.4300 and its fax number is 949.425.4586.

DENTAL CARE MARKETPLACE

The total market for dental care services and for dental benefit plans has grown rapidly in recent years. The United States Centers for Medicare & Medicaid Services (formerly known as the Health Care Financing Administration) ("CMS") reported that total expenditures for dental care in the United States increased from approximately $46.8 billion in 1996 to an estimated $65.6 billion in 2001. The National Association of Dental Plans (the "NADP") estimated that the number of people in the United States that were enrolled in some type of dental benefit plan increased from 133 million in 1996 to 170 million in 2001.

The cost of dental services has increased in recent years at a rate higher than that for consumer goods as a whole. The United States Bureau of Labor Statistics (the "BLS") reported that the consumer price index ("CPI") for dental services for all urban consumers increased by 24.2% from 1996 to 2001, while the CPI for all items for all urban consumers increased by 12.9% during the same period. CMS reported that expenditures for dental services accounted for approximately 4.6% of total national health care expenditures during 2001. As a result of increases in the cost of dental services, the Company believes that employers and other purchasers of dental care benefits have a significant interest in effectively managing the cost of dental care benefits.

As noted above, the NADP estimated that approximately 170 million people, or approximately 60% of the total population of the United States, were enrolled in some type of dental benefit plan in 2001. The United States Census Bureau estimated that approximately 241 million people, or approximately 85% of the total population of the United States, were enrolled in some type of medical benefit plan in 2001. The Company believes the number of people without dental coverage represents an opportunity for dental benefits companies to increase their enrollments.

The NADP estimated that enrollment in dental HMO plans decreased from approximately 25 million people in 1996 to approximately 24 million people in 2001. The Company believes the primary reason that total enrollment in dental HMOs has not increased in recent years is that most purchasers desire greater flexibility in the choice of providers than is generally afforded by dental HMOs, and the size of dental HMO provider networks has not kept pace with the growth in the dental benefits market.

In recent years, there has been a significant increase in the enrollment in dental insurance plans that include PPO networks, which typically provide greater flexibility in the member's choice of providers than a dental HMO. Under these plans, the insurance company creates a PPO network by negotiating reduced fees with dentists in exchange for including the dentists in a "preferred provider" list that is distributed to subscribers who are enrolled in the PPO dental plan. The subscribers who are enrolled in the plan receive a higher level of benefits, in the form of reduced out-of-pocket expense at the time of service, if they choose to receive services from a dentist in the PPO network. The NADP estimated that enrollment in fully insured PPO dental plans has grown from approximately 22 million people in 1996 to approximately 62 million people in 2001. The Company believes that PPO dental plans have been rapidly gaining in popularity because they provide customers with a balance of cost-effectiveness and flexibility in the choice of providers.

The dental benefit plan business is characterized by participation of several large national insurance companies, and numerous regional insurance companies, regional medical HMOs, and other independent organizations. The NADP estimated there were approximately 90 entities offering dental HMO plans, and approximately 65 entities offering dental PPO plans, in the United States in 2000.

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

Common features of dental PPO and indemnity plans include annual deductibles of varying amounts, maximum annual benefits of $2,000 or less per person and significant cost sharing by the patient. Patient cost sharing typically varies by the type of dental procedure, ranging from little or no cost sharing for preventive procedures to 50% or more cost-sharing for bridgework or dentures, and even greater cost-sharing for orthodontic care. The relatively high patient cost-sharing and the relatively predictable nature of the need for dental services substantially reduces the underwriting risk of dental PPO and indemnity plans, compared to the underwriting risk of a medical insurance plan, which typically covers catastrophic illnesses and injuries.

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

(b)  FINANCIAL INFORMATION ABOUT SEGMENTS

Management views certain geographic areas as separate operating segments, and therefore, measures the Company's operating results separately for each of those geographic areas. The Company provides essentially the same products and services in all of the geographic areas in which it operates. For financial reporting purposes, all the Company's operating segments are aggregated into one reporting segment, which provides dental benefit plans and other related products to employers, individuals and other purchasers.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

GENERAL DESCRIPTION OF THE COMPANY

The Company provides dental benefit plans, vision benefit plans and other related products, to government and private sector employers, labor unions, associations, and individuals. The Company also provides dental benefit plans to medical HMOs, which include the Company's dental coverage in their product offerings. The Company currently has contracts with over 3,000 employers, medical HMOs, labor unions and associations, and delivers dental or vision benefits, or related services, to a total of over 800,000 covered individuals. Dental care is provided to covered individuals through the Company's HMO network of approximately 6,600 dentists, and through its PPO network of approximately 12,100 dentists.

Under the Company's dental benefit plans that have an HMO plan design, its customers pay a monthly premium for each subscriber enrolled in the plan, which is fixed for a period of one to two years. The amount of the monthly premium varies depending on the dental services covered, the amount of the member co-payments that are required for certain types of dental services, the geographic location of the group, and the number of dependents enrolled by each subscriber. Each subscriber and dependent is required to select a general dentist from the Company's HMO provider network, and to receive all general dental services from that dentist. A referral to a specialist must be requested by the general dentist and approved in advance by the Company. The approval by the Company confirms that the referral is for a service covered by the member's benefit plan. Under HMO plan designs, subscribers and dependents are not required to pay deductibles or file claim forms, and are not subject to a maximum annual benefit.

Under the Company's dental benefit plans that have a PPO/indemnity plan design, its customers also pay a monthly premium for each subscriber enrolled in the plan, which is generally fixed for a period of one year. The amount of the monthly premium varies depending on the dental services covered, the amount of the annual deductible, the portion of the cost of dental services that is paid by the subscriber or dependent, the maximum annual benefit amount, the geographic location of the group, and the number of dependents enrolled by each subscriber. Under PPO/indemnity plan designs, subscribers are required to pay deductibles and co-insurance amounts that are typically higher than the co-payments required under a dental HMO plan, and the benefits covered are typically subject to an annual maximum amount. However, under PPO/indemnity plan designs, subscribers and dependents can choose to receive dental services from any dentist of their choice. If the subscriber or dependent chooses to receive services from a dentist in the PPO network, the services will typically cost less than if the services were delivered by a dentist not contracted with the Company's PPO network.

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

Under the Company's vision benefit plans, customers pay a monthly premium for each subscriber enrolled in the plan, which is fixed for a period of one to two years. The monthly premium varies depending on the vision services covered, the member co-payments required for certain vision services, and the number of dependents enrolled by each subscriber. Under the Company's vision plans, subscribers and dependents can choose to receive vision services from any licensed provider of their choice. If the subscriber or dependent chooses to receive services from a provider in the PPO network, the amount paid by the subscriber or dependent at the time of service is typically less than it would be if the services were delivered by a provider outside of the PPO network.

The Company uses multiple distribution channels to sell its products. The Company targets the large employer market by developing relationships with benefits consulting firms that are often engaged by large employers to assist them in selecting the best dental plans. The Company utilizes its senior management, outside consultants, and its internal sales force to develop relationships with benefits consulting firms and potential large customers. The Company primarily uses its internal sales force to sell the Company's products to mid-size employer groups, by developing relationships with independent brokers, and to a lesser extent, by contacting potential customers directly. The Company has a telephonic small group sales and service function in each of its primary geographic markets, which focuses on developing the small group market and providing quality service to existing customers in a cost-effective manner. In addition, the Company has recently developed new products and new distribution channels for the individual dental benefit plan market, which the Company believes has growth potential. The Company's dental plans are also offered to medical HMOs, which include the Company's dental plans in comprehensive medical plans offered by those medical HMOs. In some cases, the Company utilizes general agency relationships, which generally target small employers and individuals.

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

ACQUISITIONS

In August 2002, the Company acquired all of the outstanding stock of Paramount Dental Plan, Inc. ("Paramount"), which was a dental HMO company with approximately $7 million of annual revenue located in Tampa, Florida. Paramount was merged with the Company's preexisting dental HMO subsidiary in Florida effective upon the closing of the acquisition. The business purpose of the acquisition was to increase the Company's market penetration in Florida, which is one of the Company's primary geographic markets. The acquisition increased the number of members in Florida for which the Company provides dental benefits from approximately 50,000 members to approximately 275,000 members. During September 2002, the Company integrated the employees of Paramount into its Florida operations, and the former chief executive officer of Paramount is currently President of the Company's Florida operations. The Company is currently in the process of integrating a majority of the information systems activities of Paramount into its primary information systems application, and is also in the process of integrating other aspects of Paramount's business into the Company's operations.

In January 2003, the Company entered into a definitive agreement to acquire all of the outstanding stock of Ameritas Managed Dental Plan, Inc. ("Ameritas"), subject to regulatory approval. Ameritas is a dental HMO company with approximately $4 million of annual revenue, and is located in Costa Mesa, California. The business purpose of the acquisition is to increase the Company's market penetration in California, which is one of the Company's primary geographic markets. The acquisition is expected to increase the number of members in California for which the Company provides dental benefits from approximately 300,000 members to approximately 330,000 members. The Company expects to complete this transaction during the first half of 2003, although it is still subject to regulatory approval. The Company expects to integrate the operations of Ameritas into the Company's existing California operations and its National Service Center in Aliso Viejo, California upon completing the transaction. In connection with the completion of this transaction, the Company expects to enter into a 5-year marketing services agreement with Ameritas Life Insurance Corp., the seller of Ameritas, ("ALIC"). Under this marketing services agreement, ALIC will market the Company's dental HMO benefit plans to clients that purchase dental PPO and indemnity benefit plans and other employee benefits products from ALIC.

GEOGRAPHIC MARKETS

The Company operates primarily in California, Florida and Texas and its marketing activities are currently focused on these states. It also maintains dental HMO or dental PPO provider networks in several other states, and obtains new business in those other states from time to time. The Company uses its provider networks in other states primarily to serve customers in California, Florida or Texas that have a portion of their employees located in other states.

The Company started its business in California, and expanded to Texas and Florida primarily through the acquisition of two dental HMO companies located in those two states. It is possible that the Company could expand its operations to additional states as a result of future acquisitions or new or expanded customer contracts, although the Company has no current plans to do so.

PRODUCTS

The Company operates primarily in a single business segment, which is providing dental benefit plans to employers, labor unions, medical HMOs, individuals and other purchasers. The Company provides a broad range of dental benefit plan designs, depending on the demands of its customers. In addition to offering a range of benefit plan designs, the Company offers dental benefit plans with a restricted choice of providers, through its HMO plans, plans with financial incentives to use network providers, through its PPO plans, and benefit plans with an unrestricted choice of providers, through its indemnity plans. Premium rates for each benefit plan are adjusted to reflect the benefit design, the cost of dental services in each geographic area, and whether the covered individuals can select any provider at the time of service. In addition to dental benefit plans, the Company also offers other related products, as described below. The revenue currently generated by these other related products is not significant compared to the revenue generated by the Company's dental benefit plans.

Dental HMO Plan Designs. The Company offers a comprehensive range of dental HMO plan designs, which typically cover basic dental procedures, such as examinations, x-rays, cleanings and fillings, for no additional charge at the time of service, although some benefit designs require the member to pay a small co-payment for each office visit. Dental HMO plans also typically cover more extensive procedures provided by the general dentist, such as root canals and crowns, as well as procedures performed by specialists contracted with the Company, including oral surgery, endodontics, periodontics, orthodontics, and pedodontics, in exchange for member co-payments that vary depending on each member's benefit plan design. In order for a member to be treated by a specialist, the member's general dentist must initiate a referral to a specialist, and the Company reviews each referral request prior to the member's visit to the specialist. The Company's dental HMO plan designs also cover emergency out-of-area treatments that are required when a member is temporarily outside the geographic area served by his general dentist.

Under a dental HMO plan, each subscriber or dependent selects a general dentist from the Company's HMO provider network, and receives all general dental services from that dentist. The general dentist selected by each member receives a monthly capitation payment from the Company, which is designed to cover a majority of the total cost of the general dental services delivered to that member. The monthly capitation payment does not vary with the nature or the extent of dental services provided to the member by the general dentist, but is variable based on the particular benefit plan purchased by each member. In addition to the capitation payments, the general dentist also receives co-payments from the members for certain types of services, and may receive supplemental payments from the Company for certain types of services. The Company typically pays for services delivered by a specialist based on a negotiated fee schedule.

In addition to the dental HMO plan designs described above, the Company also provides a dental HMO plan design in Florida that covers only semi-annual exams and cleanings, but also provides a schedule of negotiated discounts which the member can use when obtaining other dental services. Under this type of plan design, the subscribers and dependents must receive services from a dentist in the Company's HMO network in order to receive the benefits of the plan.

Dental PPO/Indemnity Plan Designs. The Company offers a comprehensive range of dental PPO/indemnity plan designs, subject to regulatory restrictions. Dental PPO/indemnity plan designs typically cover the same dental procedures as dental HMO plan designs. Under the Company's dental PPO/indemnity plan designs, the covered individuals are required to make a co-insurance payment at the time of each service, which is typically higher than the co-payments required under a dental HMO plan design. In addition, the benefits covered under the Company's dental PPO/indemnity plan designs are subject to annual deductibles and annual benefit maximums, which is not the case under the Company's dental HMO plan designs.

Under dental PPO/indemnity plan designs, subscribers and dependents can choose to receive covered services from any licensed dentist. In the case of a benefit plan that includes a PPO component, the co-insurance amounts paid by the covered individual are reduced if he or she chooses to receive services from a dentist in the Company's preferred provider network. In addition, the covered individual's annual deductible is typically waived if he or she chooses to receive all dental services from a dentist in the Company's preferred provider network. The Company pays for services delivered by dentists in its preferred provider network based on negotiated fee schedules, which, together with any co-insurance payment due from the patient, constitutes payment in full for the services delivered (i.e., there is no "balance billing" by the provider). The Company pays for services delivered by non-contracted providers based on usual and customary dental fees in each geographic area, and the provider may bill the patient for any difference between his or her standard fee and the amount paid by the Company. The Company believes that offering an indemnity dental plan with a PPO network is an attractive way to enter geographic areas where few dentists have agreed to participate in HMO networks. In such areas, participation in the PPO network can serve as a transitional step for dentists, between the traditional system of reimbursement based on usual and customary fees, to participation in an HMO network. Dental PPO/indemnity plan designs subject the Company to more significant underwriting risks than dental HMO plan designs, because the Company assumes all the risk related to varying utilization rates.

The Company believes that PPO/indemnity plan designs are attractive to employers and other purchasers because they are a cost-effective alternative to traditional indemnity insurance, and they offer more freedom of choice of providers than dental HMO plan designs.

Defined Benefit Dental Plans. The Company offers a range of defined benefit dental insurance plans. Under these plans, subscribers and dependents are reimbursed a fixed amount for each procedure performed, regardless of which provider performs the procedure. One innovative feature of this product is that certain plan designs include coverage for dental implants, which are typically excluded from other types of dental benefit plans. This product is also sold with or without orthodontic coverage. Defined benefit plans are designed for customers who want to avoid the restrictions of a network-based plan, while paying a monthly premium that is significantly less than that of a typical PPO/indemnity plan. Because this product is not dependent on a provider network, it can be marketed to potential customers who are located outside of the geographic areas covered by the Company's HMO and PPO provider networks.

Dual Option Product. The Company frequently combines one of its dental HMO plan designs with one of its PPO/indemnity plan designs to create a "dual option" product for its customers. As a result, each subscriber can choose whether to enroll in the dental HMO plan design or the PPO/indemnity plan design. By offering a dual option product, the Company can offer its subscribers more flexibility, and can capture a larger portion of the total dental benefits expenditures by each of its customers. This product allows the Company to offer a dental HMO plan design to cost-conscious customers, while also providing a PPO/indemnity plan design for coverage of employees located outside the geographic area served by the Company's HMO provider network, and for employees who are willing to pay higher premiums for greater flexibility. Certain states, including Nevada and Oklahoma, require that dental HMO plan designs be offered only as part of a dual option product and other states may do so in the future.

Vision Benefit Plans. The Company offers a range of vision benefit plans to employer groups and other purchasers, which cover routine eye care in exchange for a fixed monthly premium. In addition to routine optometric care, vision plans offered by the Company generally cover a portion of the cost of glasses or contact lenses. The vision plans generally cover only frames, lenses and contact lenses if the covered individual has separate medical coverage for the cost of routine eye exams. Under the vision plan, subscribers can choose to receive services from any licensed optometrist or ophthalmologist of their choice.
Alternatively, they can choose to receive services from an optometrist or ophthalmologist in the preferred provider network, in which case their co-insurance payments at the time of service would be reduced. Currently, the Company's annual revenue from vision benefit plans is not material.

Other Dental Benefits Products. For self-insured customers, the Company offers claims administration under an administrative services only ("ASO") arrangement, under which the Company does not assume any of the underwriting risk. The Company receives an administrative fee to process claims and the underwriting risk is retained by the customer sponsoring the self-insured plan. The Company also provides access to its PPO network for a fixed monthly fee based on the number of subscribers covered by the product. Under this product, the providers in the PPO network offer a reduced fee schedule for services provided to participating patients. The Company makes no payments to the providers in the PPO network under this product. In addition, in one of its primary geographic markets, the Company sells dental PPO/indemnity benefit plans that are underwritten by an unrelated insurance company, and provides certain administrative services related to these plans. In exchange for its sales efforts and administrative services, the Company receives a fixed monthly fee for each subscriber enrolled. Currently, the Company's annual revenue from these other products is not material.

MARKETING

The Company markets its products to employer groups, labor unions, individuals and other purchasers primarily through independent brokers and consultants. Independent brokers are typically engaged by employer groups and other purchasers to select the dental plan that best suits the needs of the purchaser's employees, in terms of price, benefit design, geographic coverage of the provider network, financial stability, reputation for customer service, and other factors. Brokers are typically paid by the Company, based on a specified percentage of the premium revenue collected from each group contract generated by the broker. Large employers typically engage consultants, instead of brokers, to assist them in selecting the dental plan that best suits their needs. The consultants generally perform the same function as brokers, but are typically paid by the employer instead of the Company. Consequently, large employers expect to pay premium rates that have been reduced to reflect the fact that the Company is not paying a broker commission. Brokers and consultants do not market the Company's benefit plans on an exclusive basis.

The Company has an internal sales force that is paid through a combination of salary and incentive compensation based on the revenue generated by each salesperson. The function of the internal sales force is primarily to cultivate relationships with brokers and consultants, and to help brokers and consultants present the Company's benefit plans to their clients in the most favorable way. A small portion of the Company's sales is generated directly by its internal sales force. The Company generally uses the same brokers, consultants and internal sales force to market all of its products.

After an employer group or other purchaser decides to make the Company's benefit plan available to its employees, the Company's marketing efforts shift to the Company's employees (potential subscribers). Typically, employees participate in an annual open enrollment process, under which they select the employee benefit plans they wish to use for the upcoming year. During the open enrollment process, employees typically choose between benefit plans offered by the Company and benefit plans offered by competitors of the Company, and in some cases, whether to purchase any benefit plans at all. In the case of some employers, the Company's benefit plans are offered to employees on an exclusive basis. Generally, employees can enroll in the Company's benefit plans or cancel their participation in the Company's benefit plans only during this annual open enrollment process.

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

The Company markets its benefit plans to medical HMOs primarily through direct contact between executives of the Company and the medical HMO. The Company's existing contracts with medical HMOs typically cover a relatively large number of subscribers, and accordingly, executives of the Company directly maintain these relationships and provide customer service support on an ongoing basis.

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

CLIENTS AND CUSTOMER CONTRACTS

The Company currently provides dental or vision coverage, or related services, to an aggregate of approximately 800,000 individuals, who participate in the Company's benefit plans primarily through group contracts with over 3,000 employers, medical HMOs, labor unions and other purchasers of dental or vision benefits. The Company's customers include many large employers, including Boeing Corporation, City of Dallas, County of Los Angeles, Joint Council of Teamsters No. 42 Welfare Trust, North Broward Hospital District, Southern California Edison, Southern California Gas Company, and State of California, among others. A small portion of the total covered individuals participates in the Company's benefit plans through individual dental HMO plans purchased from the Company. No single customer accounts for five percent (5%) or more of the Company's total premium revenue.

The Company's group contracts generally provide for a specified benefit program to be delivered to plan participants for a period of one to two years at a fixed monthly premium rate for each subscriber type. The contracts typically provide for termination by the customer upon 60 days written notice to the Company.

PROVIDER NETWORKS

The Company currently has approximately 6,600 dentists in its HMO network, and has approximately 12,100 dentists in its PPO network. The Company believes that a key element in the success of a dental benefits company is an extensive network of participating dentists in convenient locations. The Company believes that dentists who participate in its HMO and PPO networks are willing to provide their services at reduced fees in exchange for a steady stream of revenue from patients enrolled in the Company's benefit plans. In addition, this revenue source for the dentist is relatively free from collection problems and administrative costs sometimes associated with other types of patients. Therefore, qualified dentists and/or dental groups have generally been available and willing to participate in the Company's HMO and PPO networks in order to supplement the patients for which they are paid usual and customary fees.

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

The Company compensates the general dentists in its HMO network primarily through monthly capitation payments and supplemental payments. Each general dentist typically receives a fixed monthly capitation payment for each subscriber or dependent that selects that dentist as his or her primary dentist. The amount of the capitation payment related to each member varies based on the plan design in which the member is enrolled, but does not vary with the nature or extent of the dental services provided to the member. In addition to capitation payments, the general dentists may receive supplemental payments from the Company and co-payments from the patients, depending on the plan design purchased by each patient. The Company typically makes a fixed supplemental payment to the general dentist each time the dentist delivers specified procedures to members enrolled in certain benefit plans. The amount of the supplemental payment varies depending on the specific procedure performed and the amount of the co-payment collected from the member, which varies with the benefit plan design. Supplemental payments are designed to mitigate the risk to the dentist associated with procedures that require the payment of a laboratory fee by the dentist, and members who require an extensive amount of dental services. Supplemental payments are low enough to avoid providing an incentive for the dentist to deliver services that are not cost-effective. The Company believes the use of supplemental payments provides for a higher level of member and provider satisfaction with the Company's dental HMO plan designs. The general dentist also typically receives co-payments from members for certain types of services, which vary based on the plan design under which each member is covered. Although most general dentists in the Company's HMO network are compensated through capitation and supplemental payments, in some cases, general dentists are compensated based on a negotiated fee for each procedure performed. No individual dental office provides services to five percent (5%) or more of the members enrolled in the Company's dental HMO plan designs.

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

Dentists in the Company's PPO network are compensated based on a negotiated fee schedule that is generally 20 to 40 percent less than the usual and customary fees in that provider's geographic area. Non-contracted dentists who provide services to subscribers and dependents enrolled in PPO plans are compensated based on usual and customary fees in each geographic area, and may bill the subscriber or dependent for any remaining balance. Under some benefit plan designs offered by the Company, the Company compensates non-contracted dentists based on a fixed amount for each procedure, and the dentist may bill the patient for any remaining balance.

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

QUALITY MANAGEMENT

The Company maintains a quality management program with respect to its dental HMO business under the direction of its Dental Director and Director of Quality Management. The Company's quality management program includes verification of provider credentials, assessment of each dentist's compliance with applicable state regulatory standards and practice standards established by the Company, monitoring of patient appointment availability and accessibility of dental care, monitoring of patient satisfaction through member surveys and other tools, analysis of dental care utilization data, addressing member complaints and grievances, and assessment of other qualifications of dentists to participate in the Company's HMO network.

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

MEMBER SERVICES

The Company provides basic member services from its National Service Center in Aliso Viejo, California through the use of toll-free telephone numbers. The toll-free telephone numbers provide members and dental offices with access to automated services 24 hours per day, and with access to member services representatives from 5:00 a.m. to 5:00 p.m. Pacific Time. Automated service is available 24 hours a day for inquiries such as selection of a network dentist, requests for identification cards, and eligibility verification. The Company uses an automated call distribution ("ACD") system for its management of customer service calls.

The Company maintains a Quality Management ("QM") Committee under the direction of its Dental Director and Director of Quality Management. The QM Committee is responsible for the disposition of all types of member grievances with respect to the Company's dental HMO plans. Member grievances are typically originated through a member services call or a letter written to the Company by the member. The Company has a standard grievance resolution process that begins with a member services representative who attempts to resolve the grievance. In the event this is not successful, or the grievance is related to dental care issues that are beyond the expertise of a member services representative, the grievance is addressed by the Company's Quality Management department. The QM Committee addresses grievances that cannot be resolved by the Quality Management department. The Company responds to all member grievances with a written disposition of the grievance within 30 days of receipt of the grievance. After the QM Committee has responded to the grievance, the member has the option of submitting the grievance to binding arbitration, which is conducted according to the rules and regulations of the American Arbitration Association.

The QM Committee monitors the frequency of member grievances by type, and the average time in which the Company responds to grievances, in order to determine ways it can improve its communications with members and network providers, improve its customer service, and determine ways to improve the efficiency of the grievance resolution process.

MANAGEMENT INFORMATION SYSTEMS

The Company currently uses two primary business applications for its eligibility files, monthly billings, claims processing, commission payments, utilization management, and provider network activities, one for its dental HMO plan designs and one for its dental PPO/indemnity plan designs. Both of the primary business applications include comprehensive information on the Company's eligibility files, benefit plan designs, premium rates, claim processing activities, provider payment arrangements, and broker commissions. Both systems are flexible enough to accommodate a wide variety of benefit plan designs to meet the needs of the Company's customers. The system used for the Company's dental HMO plan designs is a proprietary application that is continuously modified by the Company to meet the changing needs of this business. The system used for PPO/indemnity plan designs is a standard application purchased from a vendor, which generally meets the Company's needs for its PPO/indemnity plan designs.

During 2002, the Company purchased a new software application, which the Company intends to use as its primary business application. The new software application will replace the Company's two existing systems with a single system that can be used for all of the Company's existing products. The Company is currently in the process of converting its business to the new software application, which is expected to reduce administrative expenses and enhance customer service. In connection with this conversion project, the Company is also in the process of developing an enhanced web site that will allow customers to update their eligibility files online, allow providers to verify eligibility online, and provide other interactive features for customers, providers and brokers.

During 2001, the Company implemented an enhanced accounts receivable application that is currently used for its dental HMO plan designs. This application was purchased from a software vendor, and has been integrated with the Company's proprietary dental HMO system. The Company believes this new accounts receivable system provides greater assurance that the Company is collecting appropriate amounts from its customers, has improved the efficiency of the billing and collections process, and improves customer service related to billing and collections issues. In connection with the conversion of its business to a new software application, as described above, the Company plans to implement the new accounts receivable application with respect to its PPO/indemnity plan designs.

The Company uses a personal computer network-based general ledger system that includes reporting and analysis tools that allow the extraction and download of data to spreadsheet programs for further analysis. The Company also makes extensive use of its email system in coordinating the activities of employees in various office locations and communicating with customers, brokers and providers. The Company recently implemented a Customer Relationship Management system, as part of its long-term information systems strategic plan, which it uses to manage customer and provider relationships. The Company also uses a variety of other, less significant applications in various areas of its business. All of the Company's applications are integrated into a single network so employees can easily access any needed application from their desktop computers. During 2000, the Company purchased a new computer to run its primary business applications, which has significantly faster processors and a significantly larger amount of storage capacity than the computer previously used. The Company believes this computer will satisfactorily serve the Company's needs for at least the next two to three years, although the Company expects to purchase various peripheral hardware in connection with its conversion to the new software application, as described above.

The Company recently converted a portion of the business that was acquired in the Paramount transaction to its proprietary dental HMO system. A third software application is used by the Company for the remaining portion of the acquired business, which consists of dental HMO benefit plans delivered to medical HMOs. This system is a standard application purchased from a vendor, and generally meets the Company's needs for its products offered to medical HMOs. The Company is currently evaluating whether to convert this portion of its business to the new software application purchased in 2002.

RISK MANAGEMENT

Dentists in the Company's HMO and PPO networks generally indemnify the Company against professional liability claims and are required to maintain professional liability insurance with specified minimum amounts of coverage. The Company also maintains $5 million of general and professional liability insurance coverage, which covers losses on a "claims made" basis. The Company believes this amount of coverage is adequate to manage the ordinary exposure of operating its business. However, there can be no assurance that this amount of coverage would be adequate to cover potential claims against the Company, or that adequate general and professional liability insurance coverage will be available to the Company in the future at a reasonable cost.

Prior to October 2002, the Company maintained $5 million of officers and directors liability insurance coverage, after a $250,000 deductible. Due to a significant increase in the cost of such insurance, the Company elected not to purchase this insurance coverage effective October 1, 2002.

COMPETITION

The Company operates in a highly competitive environment and faces numerous competitors in each of its geographic markets with respect to all products offered by the Company. The Company's competitors include several large national insurance companies that offer dental HMO plan designs and dental PPO/indemnity plan designs, numerous regional insurance companies and medical HMOs that offer dental benefit plans, and numerous local or regional dental HMOs and other companies that offer various types of dental benefit plans. Many competitors are significantly larger than the Company, and have substantially greater financial resources than the Company. In addition, many employers, union trust funds and other group purchasers provide self-insured dental plans to their employees or other constituents.

The Company believes that the key factors in a purchaser's selection of a dental benefit plan include the premium rates charged, the comprehensiveness of the dental benefits offered, the range of benefit designs offered, the responsiveness related to customer service activities, and the perceived quality, accessibility and convenience of the dental offices in the provider network. There are competitors that compete aggressively with respect to all of these factors in each of the geographic markets in which the Company operates, and many employers, particularly large employers, make their selection of a dental benefit plan through a competitive bidding process. There is significant price competition in each of the Company's geographic markets, which could impair the Company's ability to sell its dental benefit plans at profitable premium rates. The Company anticipates that this price competition will continue to exist during the foreseeable future.

Large national insurance companies that offer both dental HMO plan designs and dental PPO/indemnity plan designs may have a competitive advantage over smaller competitors, such as the Company, due to larger provider networks located across the United States, the availability of multiple product lines other than dental benefits, established business relationships with large employers, better name recognition, and greater financial and information system resources. The Company believes it can effectively compete with these insurance companies by offering a flexible array of benefit plan designs, and by maintaining a high level of customer service with respect to its employer groups, members, dental service providers, and brokers. Some medical HMOs have developed dental benefit plans with both HMO and PPO/indemnity plan designs in-house, and others contract with dental benefits companies, such as the Company, to provide those products. The Company believes it can compete effectively with medical HMOs that offer dental benefit plans. The Company currently has relationships with certain medical HMOs, under which the medical HMOs offer the Company's dental benefit plans to their customers, and the Company intends to form relationships with additional medical HMOs in the future.

Other than minimum net worth requirements imposed by state regulators, and the need to obtain a license from the applicable state regulator, which could take a substantial period of time, there are no significant barriers to entry into the dental benefits business by potential competitors. There can be no assurance that the Company will be able to compete successfully with any new competitors. Additional competition could adversely impact the Company's profitability and growth prospects through decreases in premium rates, and the loss of customers or dental service providers.

GOVERNMENT REGULATION

The Company's operations are subject to an extensive amount of state regulation in each of the states in which it operates. The Company's most significant dental HMO subsidiaries are subject to regulation by the California Department of Managed Health Care, the Florida Department of Insurance and the Texas Department of Insurance. In addition, several other subsidiaries of the Company are dental HMO plans that are licensed in the states in which they operate. The Company's dental insurance subsidiary is regulated primarily by the California Department of Insurance, and is also subject to regulation by state insurance regulatory agencies in all of the states in which it is licensed.

The Company's dental HMO subsidiaries are subject to regulations that vary from state to state, and generally include regulations with respect to the scope of benefits provided to members, the content of all contracts with customers, dental service providers and others, advertising, the maintenance of a minimum amount of net worth, the maintenance of restricted deposits, procedures related to quality assurance, enrollment procedures, the maximum percentage of premium revenue that may be spent on general and administrative expenses, minimum loss ratios, certain "any willing provider" requirements which may limit the Company's ability to restrict the size of its provider network, the relationship between the Company and the dentists in its provider network, the Company's procedures for resolving member grievances, and premium rates.

The Company's dental insurance subsidiary is subject to state regulations with respect to the maintenance of a minimum amount of net worth, the maintenance of restricted deposits for the benefit of certain state regulators, the nature of investments held by the Company, insurance policy forms, advertising, and claims processing procedures. Insurance companies in general are subject to extensive regulation and are typically required to have significantly greater financial resources than dental HMOs.

The Company's ability to expand its operations into states in which it is not currently licensed is dependent on the regulatory review process conducted by the applicable state regulatory agency in each state. Such reviews may take from six to twenty-four months, and must be satisfactorily completed before the Company could commence operations in the applicable state.

Since some states will only license full service HMO entities, the Company is not able to offer its dental HMO plan designs in those states, except pursuant to an arrangement with a full service medical HMO. Other states permit only nonprofit organizations to become licensed as dental HMO plans, again limiting the Company's access to business in those states. The heavily regulated nature of the Company's business imposes a variety of potential obstacles to any geographic expansion by the Company, and could limit the Company's future growth potential. This regulatory environment also governs the conduct and expansion prospects of existing and new competitors, thereby providing a potential barrier to entry for potential competitors.

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

TRADEMARKS, SERVICE MARKS AND TRADE NAMES

The Company currently markets all of its products under the brand names "SafeGuard" and "Paramount Dental Plan." The Company has filed, received approval, and obtained renewal protection from the United States Patent and Trademark office for certain trademarks and trade names for names and products used by the Company in its ordinary course of business. The Company has also received approvals for the use of its trademarks and trade names from state governmental agencies, as applicable. The Company has received a trademark, service mark or trade name for the following words and phrases used with and without distinctive logos maintained by the Company:

- SafeGuard(R) used with a distinctive logo depicting a modified smile used in connection with all the products offered by the Company;

- SafeGuard Health Plans(R) used in descriptive material to describe the products offered by the Company;

- SafeGuard Dental Plans(TM) used to describe the various dental HMO plan designs offered by the Company;

- SafeHealth Life(R) used with a descriptive logo depicting a modified smile used by the Company to describe its dental PPO/indemnity plan designs; and

- Paramount Dental Plan with a distinctive logo of three triangles stacked on top of each other used by the Company in the integration of its recent acquisition of Paramount into the Company's Florida operations.

Collectively, these trademarks, service marks and trade names were first used in interstate commerce in 1984 and have been continuously used thereafter. In addition, the Company has received trademark/service mark protection from the United States Assistant Commissioner for Trademarks of its distinctive logo depicting a smile that the Company is currently utilizing in interstate commerce.

EMPLOYEES

At March 15, 2003, the Company had approximately 225 employees, of which approximately 40 were represented by a labor union. The Company considers its relations with its employees to be satisfactory. The Company provides typical employee benefits, including paid vacation, holiday and sick time, a portion of the cost of health insurance, dental and vision coverage for the employee's family, life insurance, a 401(k) plan that includes a matching contribution consisting of the Company's common stock, and the opportunity to take advantage of a flexible spending account under Section 125 of the Internal Revenue Code. Employees are eligible to participate in the 401(k) plan upon completion of three months of service with the Company. Under the 401(k) plan, an employee is allowed to contribute up to 20% of his total compensation to the plan each pay period, subject to the annual limit prescribed by the Internal Revenue Code, and subject to certain anti-discrimination provisions. Effective July 1, 2001, the Company adopted a matching contribution program, under which the Company makes a contribution equal to a specified percentage of each employee's contribution, in the form of common stock of the Company. The matching contribution percentage, which was 25% for 2001 and 2002, is set in advance of each fiscal year by the Company's board of directors, and has been set at 25% for 2003. The Company contributed 66,000 shares and 33,000 shares of its common stock to the 401(k) plan for the years ended December 31, 2002 and 2001. The Company made no contributions to the plan during the year ended December 31, 2000. Employees become vested in the Company's contributions to the 401(k) plan at the rate of 20% for each of the first five years of employment with the Company, with credit given for past service. Employees are fully vested in their contributions to the 401(k) plan at all times.

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

Paramount Integration. The Company is in the process of integrating the business operations of Paramount into the Company's operations. Due to the complexities inherent in this process, there is a risk that the Company may not be able to complete such integration activities in a timely and effective manner. In such case, the profitability of the Paramount operations could be lower than expected, and the general and administrative expenses of the Company could be higher than expected, which could have a negative impact on the Company's overall profitability.

Operating Losses. The Company incurred significant operating losses during each of the three years ended December 31, 2000. A number of actions have been taken since the beginning of 2000 to improve its profitability, including significant rate increases for unprofitable customers, reductions in certain types of provider payments, a decrease in the amount of office space used, consolidation of its administrative operations into one location which facilitated a decrease in the number of its employees, and decreases in various other selling, general and administrative expenses. The Company was profitable during the two years ended December 31, 2002, as shown in the accompanying consolidated financial statements. The Company plans to improve its profitability through various actions, including continuing improvement of various customer service activities, further streamlining of its operations, increasing customer retention, increasing its volume of new business, the development of new products, and the completion of profitable acquisitions. However, there can be no assurance that the Company will be successful in implementing those actions or maintaining its profitability.

Government Regulation. The dental benefits industry is subject to extensive state and local laws, rules and regulations. Each of the Company's operating subsidiaries is subject to various requirements imposed by state laws and regulations related to the operation of a dental HMO plan or a dental insurance company, including the maintenance of a minimum amount of net worth by certain subsidiaries. In addition, regulations applicable to dental benefits companies could be changed in the future. There can be no assurance that the Company will be able to meet all applicable regulatory requirements in the future.

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

Contingent Lease Obligations. The Company sold all of its general dental practices and orthodontic practices in 1996, 1997 and 1998. The Company also re-sold certain of these practices in October 2000, after the original purchaser of a number of the practices defaulted on its obligations to the Company. All of the office lease agreements related to those practices either have been assigned to the respective purchasers of the practices, or have expired. As of December 31, 2002, the Company is contingently liable for an aggregate of approximately $3.3 million of office lease obligations related to those practices for which the leases have been assigned. Although the leases have been assigned to the purchasers of those practices, there can be no assurance that the persons and/or entities to which these office leases were assigned will make the lease payments, and that the Company will not become liable for those payments.

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

Ability to Maintain Revenue. The Company's premium revenue decreased from $84.8 million in 2001 to $83.0 million in 2002, primarily due to the loss of a number of its customers, and a net decrease in its enrollment within existing customers. The Company intends to expand its business in the future and to increase its annual revenue, but there can be no assurance the Company will be able to maintain its current level of revenue or increase it in the future. The ability of the Company to maintain its existing business or to expand its business depends on a number of factors, including existing and emerging competition, its ability to maintain its relationships with existing customers and brokers, its ability to maintain competitive networks of dental providers, its ability to maintain effective control over the cost of dental services, and its ability to obtain sufficient working capital to support an increase in revenue.

Utilization of Dental Care Services. Under the Company's dental PPO/indemnity plan designs, the Company assumes the underwriting risk related to the frequency and cost of dental care services. If the Company does not accurately assess these underwriting risks, the premium rates charged to its customers might not be sufficient to cover the cost of the dental services delivered. This could have a material adverse effect on the Company's operating results.

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

RECAPITALIZATION TRANSACTION

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

Effective as of January 31, 2001, the Company completed the conversion of this debt into 30 million shares of convertible preferred stock. The estimated value of the convertible preferred stock was $1.375 per share as of January 31, 2001, which is based on the closing price of the Company's common stock on January 31, 2001, which was $1.375 per share, and the fact that each share of convertible preferred stock is convertible into one share of common stock. Based on this estimated value, the conversion transaction resulted in a pre-tax gain of $11.3 million, which is net of approximately $350,000 of transaction costs. There was no income tax effect related to this transaction, due to the Company's net operating loss carry-forwards for tax purposes, as discussed in Note 13 to the accompanying consolidated financial statements.

The convertible preferred stock does not accrue dividends of any kind. Each share of convertible preferred stock is convertible into one share of common stock at the option of the holder. The convertible preferred stock entitles the holder to one vote for each share of common stock into which the preferred stock is convertible, with respect to all matters voted on by the common stockholders of the Company, except for the election of directors. The holders of the convertible preferred stock have the right to elect a total of five members of the board of directors, and the holders of the common stock have the right to elect the remaining two directors. The convertible preferred stock has a $30 million liquidation preference over the Company's common stock.

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

In 1999, in connection with a restructuring of the senior notes payable, the Company issued warrants to purchase 382,000 shares of its common stock for $4.51 per share to the Senior Note Holder. The warrants were canceled without being exercised, in connection with the conversion of the senior notes payable into convertible preferred stock effective January 31, 2001.

DIVESTITURE OF DENTAL PRACTICES

The Company sold all of its general dental practices in 1996 and 1997, and sold all of its orthodontic practices in 1998. Certain of the general dental practices and all of the orthodontic practices were sold to a single purchaser (the "Purchaser"), in exchange for long-term promissory notes. The Purchaser ultimately defaulted on its obligations to the Company, and in October 2000, the Company completed a transaction with the Purchaser and another third party (the "New Purchaser"), in which the practices originally sold to the Purchaser were sold to the New Purchaser. In this transaction, the Purchaser transferred its interest in the dental and orthodontic practices to the New Purchaser, the New Purchaser paid $2.4 million to the Company and placed an additional $1.5 million in an escrow account for the benefit of the Company, and the Company agreed to pay certain obligations related to these practices. These obligations consisted primarily of payroll, dental office lease obligations, patient refunds, and the obligation to complete the orthodontic treatments for dental HMO patients who previously paid for the treatments in full. These obligations either had to be paid in order to complete the transaction, or were obligations for which the Company could have been contingently liable in any event. The remaining cost of the obligations assumed by the Company are reflected on the Company's consolidated balance sheet based on the Company's best estimates, but these amounts are subject to various uncertainties. See Note 8 to the accompanying consolidated financial statements for a discussion of impairment charges that were recognized in 2000 in connection with this transaction.

ITEM 2. PROPERTIES
------------------

The Company leases a total of approximately 68,000 square feet of office space in a single location in Aliso Viejo, California, under a lease agreement that expires in 2008. Approximately 12,000 square feet of this space is not currently used by the Company, but is subleased to unrelated third parties. The remaining 56,000 square feet of office space is used for the Company's corporate headquarters and its National Service Center, which includes member services activities, eligibility file maintenance, billing and collections, claims processing and other similar customer support activities, and for its California regional office. In addition, the Company leases office space in Walnut Creek, California; Coral Springs and Tampa, Florida; and Dallas and Houston, Texas. The Company leased all of the office space used by its previously owned dental and orthodontic practices. The Company remains contingently liable for a number of these leases, which expire on various dates through 2007, as discussed in Note 14 to the accompanying consolidated financial statements. In the opinion of management, the Company's facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company believes all pending claims either are covered by liability insurance maintained by the Company or by dentists in the Company's provider network, or will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. In September 2000, after the plaintiffs had filed a first amended complaint, the Federal District Trial Court dismissed the lawsuit with prejudice, stating that the plaintiffs had failed to state a claim against the Company and its officers. In October 2000, the plaintiffs filed an appeal of the dismissal of the lawsuit, and the dismissal was overturned in February 2002. The case was remanded back to the District Court with instructions to allow the plaintiff to file a second amended complaint. Subsequently, the Company conducted mediation and reached an agreement with the plaintiffs to settle the lawsuit for a payment of $1.25 million to the plaintiffs, without an admission of liability by any party. The agreement between the Company and the plaintiffs was approved by the District Court in September 2002. The Company's insurer paid $1.0 million of the cost of the settlement. Accordingly, the Company recorded a $250,000 expense during the three months ended June 30, 2002, which is included in selling, general and administrative expense in the accompanying consolidated statement of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

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

                                                HIGH     LOW
                                               ------  -------

     Year ended December 31, 2003:
       First Quarter, through March 15, 2003.  $ 1.25   $ 1.16

     Year ended December 31, 2002:
       First Quarter. . . . . . . . . . . . .  $ 1.95   $ 1.19
       Second Quarter . . . . . . . . . . . .    1.45     1.25
       Third Quarter. . . . . . . . . . . . .    1.40     1.15
       Fourth Quarter . . . . . . . . . . . .    1.35     1.15

     Year ended December 31, 2001:
       First Quarter. . . . . . . . . . . . .  $ 2.75   $ 0.88
       Second Quarter . . . . . . . . . . . .    1.80     1.25
       Third Quarter. . . . . . . . . . . . .    2.00     1.15
       Fourth Quarter . . . . . . . . . . . .    2.40     1.17

(b)  HOLDERS

As of March 15, 2003, there were approximately 800 holders of the Company's common stock, including approximately 500 holders of record, and 21 holders of the Company's convertible preferred stock.

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

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The selected financial data in the following table was derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with such consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                      YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------
STATEMENT OF OPERATIONS DATA                             2002      2001      2000       1999       1998
                                                       --------  --------  ---------  ---------  ---------
(IN THOUSANDS, EXCEPT PER SHARE DATA):
Premium revenue, net                                   $83,043   $84,822   $ 97,251   $ 96,225   $ 97,449

Health care services expense                            57,937    58,692     68,568     69,528     66,020
Selling, general and administrative expense             24,540    25,391     31,203     35,072     36,259
Loss on impairment of assets (1)                           334        --        450     24,576      2,397
                                                       --------  --------  ---------  ---------  ---------
  Operating income (loss)                                  232       739     (2,970)   (32,951)    (7,227)
Investment and other income                                607     1,060      1,431      2,067        624
Interest expense                                          (232)     (504)    (4,913)    (5,855)    (4,311)
                                                       --------  --------  ---------  ---------  ---------
Income (loss) before income taxes, discontinued
  operations and extraordinary item                        607     1,295     (6,452)   (36,739)   (10,914)
Income tax expense (benefit) (2)                          (820)       --         --     10,934     (3,406)
                                                       --------  --------  ---------  ---------  ---------
Income (loss) before discontinued
  operations and extraordinary item                      1,427     1,295     (6,452)   (47,673)    (7,508)
Discontinued operations:
  Loss from assets transferred under contractual
    arrangements (3)                                        --        --     (2,500)    (4,363)        --
  Loss from operations to be disposed of (4)                --        --         --         --     (2,430)
Extraordinary item:
  Gain on conversion of debt to
    convertible preferred stock (5)                         --    11,251         --         --         --
                                                       --------  --------  ---------  ---------  ---------
  Net income (loss)                                    $ 1,427   $12,546   $ (8,952)  $(52,036)  $ (9,938)
                                                       ========  ========  =========  =========  =========

Basic net income (loss) per share:
  Income (loss) before discontinued
    operations and extraordinary item                  $  0.04   $  0.04   $  (1.36)  $ (10.04)  $  (1.58)
  Loss from discontinued operations                         --        --      (0.53)     (0.92)     (0.51)
  Extraordinary item                                        --      0.35         --         --         --
                                                       --------  --------  ---------  ---------  ---------
    Net income (loss) per basic share                  $  0.04   $  0.39   $  (1.89)  $ (10.96)  $  (2.09)
                                                       ========  ========  =========  =========  =========
  Weighted average basic shares outstanding (6)         35,130    32,253      4,747      4,747      4,747

Diluted net income (loss) per share:
  Income (loss) before discontinued
    operations and extraordinary item                  $  0.04   $  0.04   $  (1.36)  $ (10.04)  $  (1.58)
  Loss from discontinued operations                         --        --      (0.53)     (0.92)     (0.51)
  Extraordinary item                                        --      0.34         --         --         --
                                                       --------  --------  ---------  ---------  ---------
    Net income (loss) per diluted share                $  0.04   $  0.38   $  (1.89)  $ (10.96)  $  (2.09)
                                                       ========  ========  =========  =========  =========
  Weighted average diluted shares outstanding           35,638    33,009      4,747      4,747      4,747

BALANCE SHEET DATA AS OF DECEMBER 31 (IN THOUSANDS):

Cash and short-term investments                        $12,704   $15,453   $ 16,702   $  6,281   $  4,935
Current assets                                          16,111    19,195     21,268     10,380     13,411
Total assets                                            34,114    29,325     33,095     28,577     78,749
Current liabilities (5)                                 14,093    14,988     72,180     18,129     25,314
Long-term debt and capital lease obligations             2,997        --        265     39,545     32,500
Other long-term liabilities                              1,013       971      1,079      2,517      1,169
Stockholders' equity (deficit)                          16,011    13,366    (40,429)   (31,614)    19,766

                                 See note explanations on the following page.

NOTE EXPLANATIONS TO SELECTED FINANCIAL DATA:

(1) Represents reductions in the carrying value of notes receivable in 2000, goodwill in 1999, and notes receivable and real estate in 1998, to their estimated realizable values. See Note 8 to the accompanying consolidated financial statements.
(2) The 2002 amount primarily represents a decrease in the accrual for estimated income tax liabilities related to certain transactions that occurred in prior years. The 1999 amount primarily represents a charge to establish a valuation allowance against net deferred tax assets. See Note 13 to the accompanying consolidated financial statements.
(3) Represents reductions in the carrying value of the net assets related to the dental practices sold to the Purchaser to their estimated realizable value. See Note 8 to the accompanying consolidated financial statements.
(4) Represents operating losses related to discontinued operations prior to the date they were sold, and subsequent expenses related to those operations. See Note 3 to the accompanying consolidated financial statements.
(5) Effective January 31, 2001, the Company completed the conversion of $47.5 million of debt and $5.3 million of accrued interest (which includes
     $321,000 of interest expense incurred in January 2001) into 30 million shares of convertible preferred stock, resulting in an extraordinary gain of $11.3 million, net of transaction expenses.
(6) Includes the common share equivalents of the convertible preferred stock, because the Company believes the convertible preferred stock is essentially equivalent to common stock, based on all the rights and preferences of both types of stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of those accounting principles includes the use of estimates and assumptions that are made by management, and which the Company believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses in the accompanying consolidated financial statements. The Company believes the most critical accounting policies used to prepare the accompanying consolidated financial statements are the following:

INVESTMENTS

The Company has classified all of its investments as "available-for-sale." Accordingly, investments are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of applicable income taxes, are reported in a separate caption of stockholders' equity. In the event there was an unrealized loss on an investment that the Company believed to be other than temporary, the loss would be reported in the statement of operations, instead of in a separate caption of stockholders' equity. As of December 31, 2002, there were no unrealized losses that the Company believed to be other than temporary.

ACCOUNTS RECEIVABLE

Accounts receivable represent uncollected premiums related to coverage periods prior to the balance sheet date, and are stated at the estimated collectible amounts, net of an allowance for bad debts. The Company continuously monitors the timing and amount of its premium collections, and maintains a reserve for estimated bad debt losses. The amount of the reserve is based primarily on the Company's historical experience and any customer-specific collection issues that are identified. The Company believes its reserve for bad debt losses is adequate as of December 31, 2002. However, there can be no assurance that the bad debt losses ultimately incurred will not exceed the reserve for bad debts established by the Company.

NOTES RECEIVABLE

Notes receivable are stated at their estimated realizable values, net of an allowance for bad debts. The Company continuously monitors its collection of payments on the notes receivable, and maintains a reserve for estimated bad debt losses. The amount of the reserve is based primarily on the Company's historical experience in collecting similar notes receivable that are no longer outstanding, and any available information about the financial condition of the note issuers, although the Company has access to very little such information. The Company believes its reserve for bad debt losses is adequate as of December 31, 2002. However, there can be no assurance that the Company will realize the carrying amount of its notes receivable.

GOODWILL

Goodwill as of December 31, 2002 consists of $4.7 million of goodwill related to the acquisition of Paramount Dental Plan, Inc. ("Paramount") in August 2002, which is discussed in Note 2 to the accompanying consolidated financial statements, and $3.9 million of goodwill related to the acquisition of a Texas-based dental HMO company in 1996. In the case of each acquisition, goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired, and in the case of the 1996 acquisition, the balance is net of accumulated amortization and an adjustment in 1999 to reduce the carrying value of the goodwill to its estimated realizable value. The Company estimated that the goodwill related to the 1996 acquisition had a useful life of 40 years from the date of acquisition of the related entity, and amortized the goodwill over that period through December 31, 2001. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company ceased amortizing its goodwill effective January 1, 2002.

SFAS No. 142 requires that all goodwill be evaluated for possible impairment as of January 1, 2002, on an annual basis thereafter, and any time an event that may have affected the value of the goodwill occurs. SFAS No. 142 also establishes a new method of testing for possible impairment. The Company has established October 1 as the date on which it conducts its annual evaluation of goodwill for possible impairment. In accordance with SFAS No. 142, the Company tested its goodwill for possible impairment by estimating the fair value of each of its reporting units that include goodwill, and comparing the fair value of each reporting unit to the book value of the net assets of each reporting unit. The fair value of each reporting unit was determined primarily by estimating the discounted future cash flows of the reporting unit, and by estimating the amount for which the reporting unit could be sold to a third party, based on a market multiple of earnings. The Company had no impairment of its goodwill as of January 1, 2002, or as of October 1, 2002, based on the method of testing for
possible  impairment  established by SFAS        No. 142. The estimates to which
the results of the Company's test are the most sensitive are the amount of shared administrative expenses that are charged to each reporting unit, and the market multiple of earnings that is used to estimate the fair value of each reporting unit. The Company believes the estimates used in its test are reasonable and appropriate, but a significant change in either of these estimates could result in the indication of an impairment of goodwill. The

Company is not aware of any events that have occurred since October 1, 2002 that may have affected the value of its goodwill. However, there can be no assurance that impairment will not occur in the future.

INTANGIBLE ASSETS

Intangible assets as of December 31, 2002 consist of customer relationships and other intangible assets with an aggregate net book value of $2.0 million, all of which were acquired in connection with the acquisition of Paramount in August 2002, as discussed in Note 2 to the accompanying consolidated financial statements. The amount of the purchase price that was allocated to each of the intangible assets was equal to the Company's estimate of the fair value of each asset. Each intangible asset is being amortized over its estimated useful life on a straight-line basis.

CLAIMS PAYABLE AND CLAIMS INCURRED BUT NOT REPORTED

The estimated liability for claims payable and claims incurred but not reported ("IBNR") is based primarily on the average historical lag time between the date of service and the date the related claim is paid by the Company, and the recent trend in payment rates and the average number of incurred claims per covered individual. Since the liability for claims payable and claims incurred but not reported is an actuarial estimate, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are included in the consolidated statement of operations for the period in which the differences are identified.

RECOGNITION OF PREMIUM REVENUE

Premium revenue is recognized in the period during which dental coverage is provided to the covered individuals. Payments received from customers in advance of the related period of coverage are reflected on the accompanying consolidated balance sheet as deferred premium revenue.

INCOME TAXES

The Company's accounting for income taxes is in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that are recognized in the Company's financial statements in different periods than those in which the events are recognized in the Company's tax returns. The measurement of deferred tax liabilities and assets is based on current tax laws as of the balance sheet date. The Company records a valuation allowance related to deferred tax assets in the event that available evidence indicates that the future tax benefits related to deferred tax assets may not be realized. A valuation allowance is required when it is more likely than not that the deferred tax assets will not be realized.

The Company's net deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether those net assets will be realized in the future. The uncertainty is primarily due to cumulative operating losses incurred by the Company during the period from January 1, 1998, to December 31, 2002, and the existence of significant net operating loss carryforwards.

INCOME (LOSS) PER SHARE

Income (loss) per share is presented in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share is based on the weighted average common shares outstanding, including the common shares into which the convertible preferred stock is convertible, but excluding the effect of other potentially dilutive securities. The number of basic common shares outstanding includes the common share equivalents of the convertible preferred stock, because the Company believes the convertible preferred stock is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. Diluted net income (loss) per share is based on the weighted-average common shares outstanding, including the effect of all potentially dilutive securities. During the three years ended December 31, 2002, the potentially dilutive securities of the Company that were outstanding consisted of stock options, convertible notes, and warrants. The only convertible notes issued by the Company were the two (2) convertible notes issued during the three months ended September 30, 2002, as discussed in Notes 2 and 10 to the accompanying consolidated financial statements. Both of these convertible notes would have an anti-dilutive effect on net income per share in

2002. Accordingly, they are excluded from the calculation of diluted net income per share for this period. The calculation of diluted net income per share for the years ended December 31, 2002 and 2001 includes the effect of all outstanding stock options with an exercise price below the average market price of the Company's common stock during each period. There were no outstanding stock options or warrants with an exercise price below the average market price of the Company's common stock during the year ended December 31, 2000. Accordingly, the Company's diluted net loss per share is the same as its basic net loss per share for that period. The only warrants issued by the Company were canceled without being exercised effective January 31, 2001, as discussed in
Note  11  to  the  accompanying  consolidated  financial  statements.

SUMMARY OF RESULTS OF OPERATIONS

The following table shows the Company's results of operations as a percentage of revenue, and is used in the year-to-year comparisons discussed below.

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------
                                                   2002    2001    2000
                                                 -------  ------  -------
Premium revenue, net                              100.0%  100.0%   100.0%

Health care services expense                       69.8    69.2     70.5
Selling, general and administrative expense        29.5    29.9     32.1
Loss on impairment of assets                        0.4      --      0.5
                                                 -------  ------  -------

Operating income (loss)                             0.3     0.9     (3.1)

Investment and other income                         0.7     1.2      1.5
Interest expense                                   (0.3)   (0.6)    (5.0)
                                                 -------  ------  -------
Income (loss) before income taxes, discontinued
  operations and extraordinary item                 0.7     1.5     (6.6)
Income tax expense (benefit)                       (1.0)     --       --
                                                 -------  ------  -------
Income (loss) before discontinued
  operations and extraordinary item                 1.7     1.5     (6.6)
Loss from discontinued operations                    --      --     (2.6)
Extraordinary item                                   --    13.3       --
                                                 -------  ------  -------

Net income (loss)                                   1.7%   14.8%   (9.2)%
                                                 =======  ======  =======

2002 COMPARED TO 2001

Premium revenue decreased by $1.8 million, or 2.1%, from $84.8 million in 2001 to $83.0 million in 2002. The average membership for which the Company provided dental coverage was approximately 616,000 members during 2002, compared to 615,000 members during 2001. Average membership increased in 2002 by approximately 80,000 members due to the Paramount acquisition, but this increase was offset by the loss of a number of the Company's customers, and a net decrease in its enrollment within retained customers. The operations of Paramount are included in the accompanying consolidated financial statements beginning on September 1, 2002. The Paramount acquisition added approximately 240,000 members to the Company during the last four months of 2002, which resulted in an average increase of 80,000 members for the full year. The Company believes the net decrease in its enrollment within retained customers is primarily due to reduced employment levels within its customers due to general economic conditions, and to reduced enrollment in the Company's dental benefit plans due to significant increases in the cost of medical coverage. Premium revenue decreased by 2.1% in 2002 even though average membership was approximately the same in both years. This was primarily due to the Paramount acquisition, as the business acquired from Paramount consists largely of products that have significantly lower premium rates than the Company's pre-existing business. Substantially all of the Company's premium revenue was derived from dental benefit plans in 2002 and 2001. Premium revenue from vision benefit plans and other products was not material in 2002 or 2001.

Health care services expense decreased by $0.8 million, or 1.3%, from $58.7 million in 2001 to $57.9 million in 2002. Health care services expense as a percentage of premium revenue (the "loss ratio") increased slightly from 69.2% in 2001 to 69.8% in 2002. The business acquired from Paramount has a significantly lower loss ratio than the Company's pre-existing business, which is primarily due to the type of benefit plan designs sold by Paramount. The effect of the Paramount acquisition on the loss ratio was offset by increases in specialty referral services, supplemental payments, and discounted fee-for-service payments to dental HMO providers. The increase in the cost of specialty referral services was due to an increase in the utilization rate for those services in 2002. Supplemental payments are additional payments made to dentists who are compensated primarily through capitation payments, in connection with the delivery of certain dental procedures by those dentists. The increases in supplemental and discounted fee-for-service payments were partially due to high-cost arrangements with certain providers, which were started early in 2002, and which were terminated prior to the end of 2002. These arrangements resulted in an unusually large amount of supplemental payments and discounted fee-for-service payments in 2002. There was also a general increase in supplemental payments in 2002, which the Company believes is due to more comprehensive submission of claims information by the dentists in its HMO network.

Selling, general and administrative ("SG&A") expense decreased by $0.9 million, or 3.4%, from $25.4 million in 2001 to $24.5 million in 2002. SG&A expenses as a percentage of premium revenue decreased from 29.9% in 2001 to 29.5% in 2002. The decrease in SG&A expenses is primarily due to decreases in depreciation expense and furniture rent, and a $350,000 refund of maintenance fees from one of the Company's vendors, which were partially offset by a $250,000 expense in 2002 related to the settlement of stockholder litigation, as described in Note 14 to the accompanying consolidated financial statements. The decrease in depreciation expense is primarily due to the fact that a significant component of the Company's computer software became fully depreciated during 2002. The decrease in furniture rent was due to the purchase of the office furniture used in the Company's primary administrative office through a new capital lease during the second quarter of 2002, as discussed in Note 10 to the accompanying consolidated financial statements. The related furniture was formerly leased under an operating lease with relatively expensive terms, compared to the new capital lease. The new capital lease caused an increase in depreciation expense, but this was more than offset by other decreases in depreciation, as noted above. The refund of maintenance fees was primarily due to the settlement of a dispute over the amount of equipment maintenance fees paid by the Company in several prior years.

Loss on impairment of assets increased from zero in 2001 to $334,000 in 2002. The loss on impairment in 2002 is due to an increase in the reserve related to notes receivable, as discussed in Note 8 to the accompanying consolidated financial statements.

Investment and other income decreased by $0.5 million, from $1.1 million in 2001 to $0.6 million in 2002. This decrease is primarily due to realized gains on the sale of investments in 2001, a decrease in interest rates on short-term fixed-income investments during the past year, a decrease in interest income from notes receivable, due to the liquidation of a portion of the Company's notes receivable during 2001, and a decrease in the amount of investments held by the Company, compared to the prior year. The decrease in the Company's investments was primarily due to significant reductions in accrued expenses and claims payable and IBNR during both 2001 and 2002. By intentionally accelerating its payment of claims, the Company intends to enhance its image among dental providers.

Total interest expense decreased by $0.3 million, from $0.5 million in 2001 to $0.2 million in 2002, primarily due to the conversion of substantially all of the Company's debt into convertible preferred stock effective January 31, 2001, which eliminated nearly all of the Company's interest expense.

Income before income taxes decreased by $0.7 million, from $1.3 million in 2001 to $0.6 million in 2002. Income before income taxes as a percentage of premium revenue decreased from 1.5% in 2001 to 0.7% in 2002. This decrease was primarily due to an increase in the loss ratio, which was partially offset by a decrease in SG&A expense as a percentage of premium revenue.

There was an income tax benefit of $820,000 in 2002, which primarily represents a decrease in the Company's accrual for estimated income tax liabilities related to certain transactions that occurred in prior years, as discussed in Note 13 to the accompanying consolidated financial statements. There was no current income tax expense in 2002, due to temporary differences between income before income taxes for accounting purposes and taxable income for tax purposes. Those temporary differences resulted in a loss for tax purposes in 2002. There was also no deferred income tax expense in 2002, due to the valuation allowance against the Company's net deferred tax assets, as discussed in Note 13 to the accompanying consolidated financial statements.

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

Health care services expense decreased by $9.9 million, or 14.4%, from $68.6 million in 2000 to $58.7 million in 2001. The loss ratio decreased from 70.5% in 2000 to 69.2% in 2001. This decrease is primarily due to an increase in premium rates, and a reduction in certain types of non-standard payment arrangements to dental HMO providers. Those non-standard payment arrangements consisted primarily of discounted fee-for-service arrangements for dental services that are typically delivered through capitation arrangements, and minimum monthly capitation payments, regardless of the number of members enrolled with the provider. The Company reduced its expenses related to these non-standard arrangements by either negotiating a different arrangement with the providers, or terminating the arrangements and contracting with other providers. These factors were partially offset by a shift in the type of plan designs toward
PPO/indemnity plan designs, which have a higher loss ratio than HMO plan designs. However, PPO/indemnity plan designs also have a higher amount of gross margin (premium revenue less health care services expense) per insured individual, and the Company believes they have significantly lower general and administrative expenses than HMO plan designs, as a percentage of premium revenue.

SG&A expense decreased by $5.8 million, or 18.6%, from $31.2 million in 2000 to $25.4 million in 2001. SG&A expense as a percentage of premium revenue decreased from 32.1% in 2000 to 29.9% in 2001. The decrease in SG&A expense as a percentage of premium revenue is due to cost reductions implemented in several categories, including equipment rent, depreciation expense, telecommunications, property rent, and others. A portion of the decrease in SG&A expense is due to decreases in broker commissions, internal commissions, and premium taxes, which are all related to the 12.8% decrease in premium revenue in 2001.

Loss on impairment of assets decreased from $450,000 in 2000 to zero in 2001. The loss on impairment in 2000 is due to an increase in the reserve related to notes receivable, as discussed in Note 8 to the accompanying consolidated financial statements.

Investment and other income decreased by $0.3 million, or 25.9%, from $1.4 million in 2000 to $1.1 million in 2001. This decrease is primarily due to a decrease in interest income from notes receivable, due to the liquidation of a majority of the Company's notes receivable during 2001 and 2000, and a decrease in interest rates on fixed income investments. These factors were partially offset by realized gains on the sale of investments in the first quarter of 2001.

Total interest expense decreased by $4.4 million, or 89.7%, from $4.9 million in 2000 to $0.5 million in 2001. This decrease is primarily due to the recapitalization transaction that was completed effective January 31, 2001, which converted substantially all of the Company's debt to convertible preferred stock. See Note 11 to the accompanying consolidated financial statements for more information on this transaction.

The income (loss) before income taxes, discontinued operations and extraordinary item improved from a loss of $6.5 million, or 6.6% of premium revenue, in 2000, to income of $1.3 million, or 1.5% of premium revenue, in 2001.

This improvement was primarily due to a $4.4 million decrease in interest expense, a $5.8 million decrease in SG&A expense, and a decrease in the loss ratio from 70.5% in 2000 to 69.2% in 2001, which is equal to a $1.1 million decrease in health care services expense.

There was no income tax expense in 2001 and no income tax benefit in 2000. The Company had no current income tax expense in 2001 due to temporary differences between income before income taxes for accounting purposes and taxable income for tax purposes, which resulted in a net loss for tax purposes. There was also no deferred income tax expense or benefit in 2001, due to the valuation allowance against the Company's net deferred tax assets, as discussed in Note 13 to the accompanying consolidated financial statements. There was no income tax benefit in 2000 because the Company had previously used all of its loss carryback opportunities, and because of the valuation allowance against its net deferred tax assets.

The loss from discontinued operations decreased from $2.5 million in 2000 to zero in 2001. The loss in 2000 represents a reduction in the carrying value of the net assets related to certain dental and orthodontic practices, which the Company originally sold to an unrelated party in 1997 and 1998. These assets were re-sold to another unrelated party in October 2000, as discussed in Note 3 to the accompanying consolidated financial statements.

There was an $11.3 million extraordinary gain on the conversion of the Company's debt to convertible preferred stock in 2001. See Note 11 to the accompanying consolidated financial statements for more information on this extraordinary gain.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased from $4.2 million as of December 31, 2001 to $2.0 million as of December 31, 2002, primarily due to the acquisition of Paramount Dental Plan, Inc. ("Paramount") in August 2002, as discussed in
Note 2 to the accompanying consolidated financial statements. The Paramount acquisition decreased working capital by a total of $3.5 million, including $2.7 million of net cash used in the acquisition and the current portion of the secured convertible note issued in the transaction, which is $0.8 million. The impact of the Paramount acquisition was partially offset by an increase in working capital due to net income of $1.5 million during 2002. The Company borrowed $2.0 million of working capital in August 2002, but this increase in working capital was largely offset by the current portion of the two capital lease obligations entered into in June 2002, as discussed in Note 10 to the accompanying consolidated financial statements, which was $1.0 million, and the current portion of the unsecured convertible note issued in August 2002, which was $0.6 million.

The Company's total debt increased from $265,000 as of December 31, 2001 to $5.4 million as of December 31, 2002, primarily due to the $2.6 million convertible note issued in the Paramount acquisition, the $2.0 million unsecured convertible note issued in August 2002, and the two capital leases noted above, which added $1.8 million of debt during the second quarter of 2002. The Company made an aggregate of $1.7 million of principal payments on debt and capital lease obligations during 2002.

In August 2002, the Company borrowed $2.0 million from one of its principal stockholders, which was used to increase the Company's working capital, to provide for the payments due under the two new capital leases discussed above, and to provide for the payments due under the settlement of the stockholder litigation discussed in Note 13 to the accompanying consolidated financial statements. The borrowing was made under an unsecured convertible note that bears interest at 7.0% annually and is payable in 36 equal monthly installments of principal and interest, beginning in September 2002. The outstanding balance under the convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share, at any time after one year from the date of the borrowing.

Effective August 30, 2002, the Company acquired all of the outstanding capital stock of Paramount for a purchase price of approximately $6.7 million, consisting of $3.0 million in cash, a secured convertible note for $2,625,000, and 769,231 shares of the Company's common stock. The secured convertible note bears interest at 7.0% annually, and is payable in 36 equal monthly installments of principal and interest, beginning in October 2002. The outstanding balance under the secured convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share, at any time after August 30, 2003. The convertible note is secured by the stock of the Company's dental HMO subsidiary in Florida. The operations of Paramount are included in the accompanying consolidated financial statements beginning on September 1, 2002.

Net cash provided by operating activities was $1.2 million during 2002, compared to $0.7 million of net cash used by operating activities in 2001. This change is primarily due to a $0.6 million increase in deferred premium revenue in 2002, compared to a $0.5 million decrease in deferred premium revenue in 2001, and the fact that net cash used to reduce accrued expenses decreased from $2.1 million in 2001 to $1.3 million in 2002. The changes in deferred revenue are primarily due to changes in the volume of individual plan customers who pay the Company for a year of coverage in advance. The volume of this business increased during 2002, compared to a decrease in the volume of this business during 2001. The decrease in accrued expenses in 2001 was primarily due to $1.3 million of payments made to reduce the obligations assumed in connection with the re-sale of certain dental practices in October 2000, as described in Note 3 to the accompanying consolidated financial statements. Claims payable and claims incurred but not reported ("IBNR") decreased by $1.4 million in 2002 and $1.6 million in 2001, primarily due to intentional decreases in the processing time for payment of provider claims, and in the case of 2001, partially due to a decrease in the Company's volume of PPO/indemnity business during the period. Due in part to the recent decline in interest rates on investments, the Company has adopted the practice of paying all provider claims as rapidly as possible, in order to enhance its image among dental providers.

Net cash provided by investing activities was $0.8 million in 2002, compared to $1.5 million in 2001. In 2002, the Company had a net liquidation of $3.9 million of investments, the proceeds of which were used primarily to finance the acquisition of Paramount and capital expenditures. In 2001, the Company had a net liquidation of $1.3 million of investments and received $1.3 million from the liquidation of certain of its notes receivable, the proceeds of which were used primarily to finance capital expenditures and a reduction in bank overdrafts, as discussed below.

Net cash used in financing activities decreased from $0.7 million in 2001 to $0.5 million in 2002. The net cash used in both 2001 and 2002 was primarily due to reductions in the amount of bank overdrafts, which are due to outstanding checks not yet presented for payment.

A  summary  of  the  Company's  future commitments is as follows (in thousands):

                                                        PAYMENTS DUE IN
                                          -------------------------------------------
                                          LESS THAN   1 TO 3    3 TO 5      MORE THAN
                                           ONE YEAR   YEARS      YEARS      FIVE YEARS   TOTAL
                                          ---------  -------  -----------  -----------  -------
  CONTRACTUAL OBLIGATIONS:
  Long-term debt                          $   1,461  $ 2,764  $        --  $        --  $ 4,225
  Capital lease obligations                   1,047      228           30           --    1,305
  Other long-term liabilities                    --      491          385          137    1,013
  Operating lease commitments, net            1,845    4,177        3,680        1,838   11,540
                                          ---------  -------  -----------  -----------  -------

    Total contractual obligations         $   4,353  $ 7,660  $     4,095  $     1,975  $18,083
                                          =========  =======  ===========  ===========  =======

  OTHER COMMITMENTS:
  Contingent liability for dental office
    leases assigned to other entities     $   1,369  $ 1,591  $       300  $        --  $ 3,260
   Contingent liability for subleased
    office space                                443      192           --           --      635
                                          ---------  -------  -----------  -----------  -------

    Total other commitments               $   1,812  $ 1,783  $       300  $        --  $ 3,895
                                          =========  =======  ===========  ===========  =======

If the entities to which the dental office leases have been assigned fail to make a significant amount of the lease payments, this could have a material adverse affect on the Company. See Note 12 to the accompanying consolidated financial statements for more information on other long-term liabilities, and see Note 14 for more information on operating lease commitments and contingent lease obligations.

Several of the Company's subsidiaries are subject to state regulations that require them to maintain restricted deposits in the form of cash or investments. The Company had total restricted deposits of $3.3 million and $2.8 million as of December 31, 2002 and 2001, respectively.

In addition, several of the Company's subsidiaries are subject to state regulations that require them to maintain minimum amounts of statutory capital and surplus. The aggregate minimum statutory capital and surplus that is required with respect to all of the Company's subsidiaries that are subject to minimum capital and surplus requirements was approximately $8.8 million as of December 31, 2002. The aggregate statutory capital and surplus in these subsidiaries as of December 31, 2002 was approximately $9.9 million. As a result of these regulatory requirements, approximately $10.3 million of the Company's consolidated stockholders' equity as of December 31, 2002 was not available for the payment of dividends to the Company's stockholders.

The Company's primary source of funds is cash flows from operations and investment income. The Company believes that cash flows from operations and investment income will be adequate to meet the Company's cash requirements for at least the next twelve months, except for financing that may be required to complete potential acquisitions. The Company does not expect any significant changes in its cash requirements in the foreseeable future, except for a planned increase in cash used for capital expenditures in 2003 and any financing that may be required in connection with potential acquisitions. The Company anticipates that its cash outlays for capital expenditures, which were $0.4 million during 2002, will increase in 2003 due to a planned conversion to a new computer software application, as discussed in Note 10 to the accompanying consolidated financial statements.

The Company believes it has adequate financial resources to continue its current operations for the foreseeable future, and that it will be able to meet its financial obligations from its existing financial resources and future cash flows from its operations. However, there can be no assurance that the Company's future earnings will be adequate to make all of the payments on the Company's obligations as they become due, or that there will not be unforeseen events that could have a material adverse impact on the Company's financial position and the adequacy of its cash balances.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the accompanying consolidated financial statements for information on recent accounting pronouncements.

IMPACT OF INFLATION

The Company's operations are potentially impacted by inflation, which can affect premium rates, health care services expense, and selling, general and administrative expense. The Company expects that its earnings will be positively impacted by inflation in premium rates, because premium rates for dental benefit plans in general have been increasing due to inflation in recent years. The Company expects that its earnings will be negatively impacted by inflation in health care costs, because fees charged by dentists and other dental providers have been increasing due to inflation in recent years. The impact of inflation on the Company's health care services expense is mitigated in the short-term by the fact that approximately 33% of total health care services expense consists of capitation (fixed) payments to providers. In addition, most of the Company's selling, general and administrative expenses are impacted by general inflation in the economy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company is subject to risk related to changes in short-term interest rates, due to its investments in interest-bearing securities. As of December 31, 2002, the Company's total investments were approximately $12.9 million. Therefore, a one percentage-point change in short-term interest rates would have a $129,000 impact on the Company's annual investment income. The Company is not subject to a material amount of risk related to changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The Consolidated Financial Statements and the related Notes and Schedule thereto filed as part of this 2002 Annual Report on Form 10-K are listed on the accompanying Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------------------
        AND FINANCIAL DISCLOSURES
        -------------------------

During the two most recent fiscal years, there have been no changes in the Company's independent auditors or disagreements with such auditors on accounting principles or financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  current  directors  and  executive  officers of the Company are as follows:

             NAME              AGE                           POSITION
----------------------------  -----  --------------------------------------------------------------
  James E. Buncher              66   President, Chief Executive Officer and Director
  Stephen J. Baker              45   Executive Vice President and Chief Operating Officer
  Ronald I. Brendzel, JD        53   Senior Vice President, General Counsel, Secretary and Director
  Dennis L. Gates, CPA          47   Senior Vice President, Chief Financial Officer and Director
  Kenneth E. Keating            39   Vice President, Marketing and Chief Marketing Officer
  Michael J. Lauffenburger      42   Chief Information Officer
  Barbara Lucci                 43   Vice President, Service Center Operations
  Michael B. Sutherland, DDS    56   Dental Director and Director of Quality Management
  Steven J. Baileys, DDS        49   Chairman of the Board of Directors
  Neil R. Anderson              47   Director
  Stephen J. Blewitt            43   Director (1)
  Leslie B. Daniels             55   Director (1)

----------------
     (1)  Member, Compensation and Stock Option Committee, and Audit Committee.

Mr. Buncher, Jack R. Anderson and Mr. Daniels became directors of the Company on March 1, 2000, in connection with the recapitalization transaction that was initiated on March 1, 2000 (see Recent Developments for more discussion of this transaction). Mr. Blewitt became a director of the Company on February 8, 2001, in connection with the completion of the recapitalization transaction. Jack R. Anderson resigned from his position as a director effective March 11, 2003, and Neil R. Anderson became a director effective March 13, 2003. All directors of the Company are elected annually. Officers of the Company serve at the pleasure of the board of directors. See Item 11. - Executive Compensation below for a description of severance agreements with certain executive officers.

Mr. Buncher has been President and Chief Executive Officer, and a director of the Company, since March 2000. From July 1998 to February 2000, he was a private investor. Mr. Buncher was President and Chief Executive Officer of Community Dental Services, Inc., a corporation operating dental practices in California, from October 1997 until July 1998. Mr. Buncher was President of the Health Plans Group of Value Health, Inc., a national specialty managed care company, from September 1995 to September 1997. He served as Chairman, President and Chief Executive Officer of Community Care Network, Inc., a Value Health subsidiary, from August 1992 to September 1997, when Value Health was acquired by a third party and Mr. Buncher resigned his positions with that company. Mr. Buncher currently serves on the board of directors of Horizon Health Corporation and one other non-public health care company.

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

Mr. Lauffenburger has been Chief Information Officer since November 2002. He served as Director, Information Services from January 2001, when he joined the Company, to November 2002. From November 1998 to January 2001, he was IS
Manager, Year 2000, then Senior Project Manager, at Scripps Health. Mr. Lauffenburger was Senior Programmer, then Project Manager, then Director, Electronic Data Interchange of Community Care Network, Inc., from April 1991 to November 1998.

Ms. Lucci has been Vice President, Service Center Operations since June 2001, and was Vice President, Corporate Services from February 2000 to May 2001. She joined the Company in 1994 and served as Director of Corporate Services and Human Resources from January 1996 to February 2000.

Dr. Sutherland has been Dental Director since May 2000, when he joined the Company, and has been Director of Quality Management since June 2002. He also served as Vice President, Provider Relations from July 2001 to May 2002. Dr. Sutherland served as Vice President of Clinical Operations and Dental Director of Community Dental Services, Inc., a corporation operating dental practices in California, from February 1997 to March 2000. He owned and operated a number of dental practices from 1980 to 1997. Dr. Sutherland is licensed to practice dentistry in the state of California.

Dr. Baileys has been Chairman of the Board of Directors since September 1995. He joined the Company in 1975 and served as President of the Company from 1981 to March 1997, and Chief Executive Officer from May 1995 to February 2000. Dr. Baileys is licensed to practice dentistry in the state of California. Dr. Baileys currently serves on the board of directors of SunLink Health Systems, Inc.

Mr. Anderson has been President of Calver Fund, a healthcare investment and consulting firm, since 1988. He currently serves on the board of directors of three non-public health care companies, and has been a director of several other private health care companies.

Mr. Blewitt is a Senior Managing Director in the Bond & Corporate Finance Group of John Hancock Life Insurance Company and has been employed by John Hancock since 1982. Mr. Blewitt is also President of Hancock Mezzanine Advisors LLC, a subsidiary of John Hancock, and the managing member of Hancock Mezzanine
Partners, L.P. and Hancock Mezzanine Partners II, L.P., funds that invest primarily in mezzanine debt securities. Mr. Blewitt is currently a director of several private companies.

Mr. Daniels was a founder of CAI Advisors & Co., an investment management firm, in 1989 and has been a principal of that entity and its related investment fund vehicles since then. Mr. Daniels is currently a director of Pharmakinetics Laboratories, Inc. He was a past Chairman of Zenith Laboratories, Inc. and has been a director of several other public and private companies.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table shows the compensation paid to the Company's Chief Executive Officer as of December 31, 2002, and the other four most highly compensated executive officers as of December 31, 2002 who received total compensation in excess of $100,000 during the year ended December 31, 2002 (the "Named Executive Officers"). The compensation disclosed is for the three years ended December 31, 2002.

                                                                                                          LONG-TERM
                                                                                                         COMPENSATION
                                                                                                            AWARDS
                                                             ANNUAL COMPENSATION                        -------------
                                                     -----------------------------------   OTHER COM-   STOCK OPTIONS
           NAME               PRINCIPAL POSITION          YEAR         SALARY    BONUS    PENSATION(1)     GRANTED
-------------------------  ------------------------  --------------  ---------  --------  ------------  -------------
James E. Buncher           President and Chief            2002       $ 250,000  $ 25,000  $      2,750             --
                             Executive Officer (2)        2001         246,000        --           928        100,000
                                                          2000         187,500        --            --        600,000

Stephen J. Baker           Executive Vice President       2002         220,000    20,000            --             --
                             and Chief Operating          2001         152,000        --            --        300,000
                             Officer (3)                  2000              --        --            --             --

Dennis L. Gates            Senior Vice President          2002         204,000    15,000         2,750         20,000
                             and Chief Financial          2001         197,000        --            --             --
                             Officer                      2000         203,750        --            --        375,000

Ronald I. Brendzel         Senior Vice President,         2002         191,000    15,000         2,738        207,500
                             General Counsel and          2001         193,000        --            --             --
                             Secretary                    2000         185,000        --            --        120,000

Kenneth E. Keating         Vice President,                2002         186,000        --         2,319          2,500
                             Marketing and Chief          2001         180,000        --           938             --
                             Marketing Officer (4)        2000         170,654        --            --        120,000

-----------------

(1) Other compensation consists of matching contributions to the Company's 401(k) plan.
(2) Mr. Buncher joined the Company as President and Chief Executive Officer in March 2000.
(3) Mr. Baker joined the Company as Executive Vice President and Chief Operating Officer in April 2001.
(4) Mr. Keating became Vice President, Marketing and Chief Marketing Officer in May 2001. He was Vice President, Sales and Marketing from February 2000 to May 2001, and was Western Regional Vice President prior to February 2000.

During 2002, the Company entered into a Severance Agreement with each of the Named Executive Officers, which continues until the officer's employment by the Company terminates for any reason. Pursuant to each of these agreements, either the Company or the officer can terminate the officer's employment with the Company at any time. In the event the Company terminates the officer's employment, or implements a substantial diminution of the officer's responsibilities, and as a result, the officer resigns, within one year and as a result of a "change in control" as defined below, the Company is obligated to pay the officer an amount equal to the officer's annual salary then in effect, plus an amount equal to the bonus earned by the officer during the last calendar year. A "change in control" is defined as the acquisition of the Company by another entity, a sale of substantially all of the assets of the Company, a merger of the Company with another entity, the acquisition by any person or group of persons of 50% or more of the combined voting power of the Company's then outstanding securities, or a change of 50% or more of the directors of the Company within a one-year period.

During 2003, the Company implemented a Retention Bonus Plan with respect to each of the Named Executive Officers, which continues until the officer's employment by the Company terminates for any reason. The purpose of the Retention Bonus Plan is to provide an incentive for the senior management of the Company to remain employed during a reasonable transition period in the event of the sale of the Company to a third party. In the event that more than 50% of the Company is sold to an entity that is not otherwise a current stockholder of the Company, each of the Named Executive Officers would receive a variable retention bonus that is based on the amount of proceeds from the sale transaction. The retention bonus amounts to be paid by the Company are the following amounts for each $1.00 per share of common stock that is realized in a sale transaction: $325,000 to Mr. Buncher, $250,000 to Mr. Baker, $150,000 to Mr. Gates, $150,000 to Mr.
Brendzel, and $75,000 to Mr. Keating. Of the total amount of each officer's retention bonus, 25% would be paid at the closing of the transaction, provided the officer is still employed at that time, and 75% would be paid in monthly installments over the nine months following the closing of the transaction, provided the officer is still employed by the purchaser at the time each payment is due. Notwithstanding the previous sentence, the entire retention bonus would be paid in the event the purchaser reduces the officer's compensation rate or terminates the officer's employment.

STOCK OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 2002

Stock options granted to the Named Executive Officers during the year ended December 31, 2002 were as follows.

                         INDIVIDUAL STOCK OPTION GRANTS
-------------------------------------------------------------------------------   POTENTIAL REALIZABLE VALUE
                              NUMBER OF   % OF TOTAL                                AT ASSUMED ANNUAL RATES
                               SHARES       OPTIONS                               OF STOCK PRICE APPRECIATION
                             UNDERLYING   GRANTED TO    EXERCISE                      FOR OPTION TERM(3)
                               OPTIONS     EMPLOYEES   PRICE PER    EXPIRATION   ----------------------------
           NAME                GRANTED      IN 2002     SHARE(1)     DATE(2)           5%            10%
---------------------------  -----------  -----------  ----------  ------------  -------------  -------------
James E. Buncher                      --          --   $      --             --  $          --  $         --
Stephen J. Baker                      --          --          --             --             --            --
Dennis L. Gates                   20,000         4.9%       1.25       Feb 2012         15,722        39,844
Ronald I. Brendzel                 7,500         1.9%       1.25       Feb 2012          5,896        14,941
Ronald I. Brendzel               200,000        49.4%       1.23       Oct 2012        154,708       392,061
Kenneth E. Keating                 2,500         0.6%       1.25       Feb 2012          1,965         4,980

----------------

(1) The exercise price per share of each of the options is equal to or greater than the market price of the Company's common stock on the date of the grant. Subject to the terms of each option agreement, the exercise price may be paid in cash or in shares of common stock owned by the option holder, or by a combination of the foregoing.
(2) Each of the options becomes exercisable in three equal annual installments. The dates on which the options can be exercised may be accelerated in the event of a commencement of a tender offer for shares of the Company, the signing of an agreement for certain mergers or consolidations involving the Company, the sale of all or substantially all of the assets of the Company, a change of control, or certain other extraordinary corporate transactions. The options are subject to early termination in the event the option holder's employment is terminated.
(3) There is no assurance that the actual stock appreciation over the term of the options will be at the assumed five percent (5%) or ten percent (10%) levels or at any other assumed level. Unless the market price of the common stock does in fact appreciate over the option term, the Named Executive Officers will realize no value from the option grants.

STOCK OPTION EXERCISES AND YEAR-END STOCK OPTION VALUES

There were no stock options exercised by any of the Named Executive Officers during the year ended December 31, 2002. Stock options held by the Named Executive Officers at December 31, 2002 are shown in the following table. There were no stock appreciation rights outstanding as of December 31, 2002.

                        STOCK OPTIONS
                          EXERCISED
                    ---------------------     NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                             UNDERLYING UNEXERCISED       IN-THE-MONEY  OPTIONS
                      SHARES               OPTIONS AT FISCAL YEAR-END       AT FISCAL YEAR-END
                     ACQUIRED     VALUE    --------------------------  ----------------------------
       NAME         ON EXERCISE  REALIZED  EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------  -----------  --------  -----------  -------------  -------------  -------------

James E. Buncher             --  $     --      500,000        200,000  $      93,333  $      26,667
Stephen J. Baker             --        --      100,000        200,000             --             --
Dennis L. Gates              --        --      316,667         78,333         63,333         11,667
Ronald I. Brendzel           --        --       80,000        247,500         16,000          8,000
Kenneth E. Keating           --        --       80,000         42,500         16,000          8,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------
         AND RELATED STOCKHOLDER MATTERS
         -------------------------------

The following table shows the number of shares of common stock beneficially owned as of March 15, 2003, by each director, each Named Executive Officer, each entity that, to the Company's knowledge, beneficially owned 5% or more of the total outstanding common stock of the Company, and all directors and Named Executive Officers as a group. The number of shares beneficially owned includes the number of shares of common stock into which the convertible preferred stock held by each person is convertible. To the Company's knowledge, the named person has sole voting and investment power with respect to all shares of common stock listed, except where indicated otherwise. The total number of shares of common stock outstanding as of March 15, 2003 was 5,697,962 and the total number of shares of preferred stock outstanding as of that date was 30,000,000, which is convertible into 30,000,000 shares of common stock. The following table includes the common share equivalents of the convertible preferred stock, because the Company believes the convertible preferred stock is essentially equivalent to common stock, based on all the rights and preferences of both types of stock.

                                                                       NUMBER OF SHARES       % OF
                                                                         BENEFICIALLY      TOTAL SHARES
                        OFFICER OR DIRECTOR                                OWNED(1)       OUTSTANDING(2)
-------------------------------------------------------------------  -------------------  --------------
  John Hancock Life Insurance Company (3)                                     15,000,000            42.0
  CAI Capital Partners & Company II, Limited Partnership (4)                   8,514,579            23.9
  Leslie B. Daniels (5)                                                           84,500               *
  Jack R. Anderson (6)                                                         3,210,615             9.0
  Steven J. Baileys (7)                                                        2,844,600             7.9
  The Burton Partnership (8)                                                   2,328,685             6.5
  James E. Buncher (9)                                                           892,333             2.5
  Dennis L. Gates (10)                                                           481,667             1.3
  Ronald I. Brendzel (11)                                                        353,173             1.0
  Stephen J. Baker (12)                                                          204,534               *
  Kenneth E. Keating (13)                                                        126,833               *
  Stephen J. Blewitt (3)                                                              --               *

  All directors and Named Executive Officers as a group (9 persons)           31,628,334            84.9

  All principal stockholders in total                                         33,957,019            91.1

  *  Indicates  less  than  one  percent  (1%)

                  See note explanations on the following page.

(1) Includes the number of shares of common stock into which the convertible preferred stock held by each person is convertible. Also includes shares issuable pursuant to stock options that are exercisable within 60 days of March 15, 2003. Some of the stockholders included in this table reside in states having community property laws under which the spouse of a stockholder in whose name securities are registered may be entitled to share in the management of their community property, which may include the right to vote or dispose of such shares.

(2) For purposes of computing all the percentages shown, the total shares outstanding includes the shares of common stock into which all outstanding shares of convertible preferred stock are convertible. For purposes of computing the percentage for each individual, the total shares outstanding includes the shares issuable to that person pursuant to stock options that are exercisable within 60 days of March 15, 2003. For purposes of computing the percentages for all directors and officers as a group, and for all principal stockholders as a group, the total shares outstanding includes all the shares issuable pursuant to stock options that are included in the above table.

(3) Mr. Blewitt is employed by John Hancock Life Insurance Company, which has beneficial ownership of 15,000,000 shares issuable upon conversion of shares of convertible preferred stock, as to which Mr. Blewitt disclaims beneficial ownership. The address of Mr. Blewitt and John Hancock Life Insurance Company is John Hancock Place, P.O. Box 111, Boston, Massachusetts 02117.

(4) Includes 84,500 shares of common stock owned directly by Mr. Daniels, 2,780,786 shares issuable upon conversion of shares of convertible preferred stock owned by CAI Partners & Company II, Limited Partnership, and 5,649,293 shares issuable upon conversion of shares of convertible preferred stock owned by CAI Capital Partners & Company II, Limited Partnership (collectively "CAI"). Mr. Daniels is a principal of both entities. The address of CAI and Mr. Daniels is 540 Madison Avenue, 22nd Floor, New York, New York 10022.

(5) Represents 84,500 shares of common stock owned directly by Mr. Daniels. Does not include 2,780,786 shares issuable upon conversion of shares of convertible preferred stock owned by CAI Partners & Company II, Limited Partnership, and 5,649,293 shares issuable upon conversion of shares of convertible preferred stock owned by CAI Capital Partners & Company II, Limited Partnership (collectively "CAI"). Mr. Daniels is a principal of both entities. The address of Mr. Daniels is 540 Madison Avenue, 22nd Floor, New York, New York 10022.

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

(7) Includes 645,000 shares of common stock held by Dr. Baileys directly, 912,500 shares issuable upon conversion of shares of convertible preferred stock held by the Baileys Family Trust and affiliated trusts for the benefit of various relatives of Dr. Baileys, 700,767 shares of common stock owned by the Baileys Family Trust, 303,000 shares of common stock held in various trusts for relatives of Dr. Baileys, as to all of which Dr. Baileys is trustee and for which Dr. Baileys has sole power to vote the securities, 150,000 shares of common stock held by the Alvin and Geraldine Baileys Foundation, for which Dr. Baileys is an officer and director and for which Dr. Baileys has shared power to vote the securities, and options to purchase 133,333 shares of common stock. Dr. Baileys disclaims beneficial ownership of any of the shares in the trusts or the foundation referenced above. The address of Dr. Baileys is 95 Enterprise, Suite 100, Aliso Viejo, California 92656.

(8) Includes 162,700 shares of common stock and 419,470 shares issuable upon conversion of shares of convertible preferred stock owned by the Burton Partnership, Limited Partnership ("BPLP"), and 488,100 shares of common stock and 1,258,415 shares issuable upon conversion of shares of convertible preferred stock owned by the Burton Partnership (QP), Limited Partnership ("QP"). Mr. Donald W. Burton is a principal of both entities. The address of BPLP, QP and Mr. Burton is P.O. Box 4643, Jackson, Wyoming 83001.

(9) Includes 59,000 shares of common stock, 200,000 shares issuable upon conversion of shares of convertible preferred stock, and options to purchase 633,333 shares of common stock.

(10) Includes 100,000 shares issuable upon conversion of shares of convertible preferred stock, and options to purchase 381,667 shares of common stock.

(11) Includes 130,673 shares of common stock, 100,000 shares issuable upon conversion of shares of convertible preferred stock, and options to purchase 122,500 shares of common stock.

(12) Includes 21,200 shares of common stock and options to purchase 183,334 shares of common stock.

(13) Includes 6,000 shares of common stock and options to purchase 120,833 shares of common stock.

The following is a summary of the Company's equity compensation plans as of December 31, 2002:

                                                        SHARES OF       WEIGHTED        NUMBER
                                                       STOCK TO BE      AVERAGE       OF SHARES
                                                       ISSUED UPON      EXERCISE      AVAILABLE
                                                       EXERCISE OF      PRICE OF     FOR ISSUANCE
                                                       OUTSTANDING    OUTSTANDING    UNDER STOCK
                                                      STOCK OPTIONS  STOCK OPTIONS   OPTION PLAN
                                                      -------------  --------------  ------------
Equity compensation plans approved by stockholders        2,725,834  $         1.15       874,166
Equity compensation plans not approved by
  stockholders                                                   --              --            --
                                                      -------------  --------------  ------------

Total                                                     2,725,834  $         1.15       874,166
                                                      =============  ==============  ============

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The Company paid $153,000, $200,000 and $117,000 of consulting fees to the chairman of its board of directors during the years ended December 31, 2002, 2001 and 2000, respectively. This consulting arrangement terminated effective January 31, 2003. In addition, please see the discussion of the Company's recapitalization transaction under "Recapitalization Transaction" in Part I,
Item  1  of  this  Form  10-K.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS

The consolidated financial statements and financial statement schedule of SafeGuard Health Enterprises, Inc. filed as part of this 2002 Annual Report on Form 10-K are listed in the accompanying Index to Financial Statements on Page F-1. An "Exhibit Index" is included in this 2002 Annual Report on Form 10-K beginning on Page E-1. All Exhibits are either attached hereto or are on file with the Securities and Exchange Commission.

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K on February 14, 2002, to report the execution of a definitive agreement to acquire all of the outstanding stock of Ameritas Managed Dental Plan, Inc., a California managed dental health maintenance organization, for a purchase price of $1.1 million in cash, subject to regulatory approval. See Note 19 to the accompanying consolidated financial statements for more information on this transaction, which is currently pending regulatory approval.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SAFEGUARD HEALTH ENTERPRISES, INC.

     By:  /s/ James E. Buncher                           Date:  March 21, 2003
        --------------------------------------------     ----------------------
     James E. Buncher
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     By:  /s/ Dennis L. Gates                            Date:  March 21, 2003
        --------------------------------------------     ----------------------
     Dennis L. Gates
     Senior Vice President, Chief Financial Officer and Director
     (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report below on behalf of the registrant and in the capacities and on the dates indicated.

     By:  /s/ James E. Buncher                           Date:  March 21, 2003
        --------------------------------------------     ----------------------
     James E. Buncher
     President, Chief Executive Officer and Director

     By:  /s/ Steven J. Baileys                          Date:  March 21, 2003
        --------------------------------------------     ----------------------
     Steven J. Baileys, DDS
     Chairman of the Board of Directors

     By:  /s/ Ronald I. Brendzel                         Date:  March 21, 2003
        --------------------------------------------     ----------------------
     Ronald I. Brendzel, JD
     Senior Vice President, General Counsel, Secretary and Director

     By:  /s/ Dennis L. Gates                            Date:  March 21, 2003
        --------------------------------------------     ----------------------
     Dennis L. Gates
     Senior Vice President, Chief Financial Officer and Director

     By:  /s/ Neil R. Anderson                           Date:  March 21, 2003
        --------------------------------------------     ----------------------
     Neil R. Anderson
     Director

     By:  /s/ Stephen J. Blewitt                         Date:  March 21, 2003
        --------------------------------------------     ----------------------
     Stephen J. Blewitt
     Director

     By:  /s/ Leslie B. Daniels                          Date:  March  21,  2003
        --------------------------------------------     ----------------------
     Leslie B. Daniels
     Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002;
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002


Each of the undersigned hereby certifies in his capacity as an officer of SafeGuard Health Enterprises, Inc. (the "Company"), that the Annual Report of the Company on Form 10-K for the period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this certification has been signed by the undersigned in the City of Aliso Viejo, State of California, on the 21st day of March 2003.


          SAFEGUARD HEALTH ENTERPRISES, INC.


          By:  /s/ James E. Buncher
             ----------------------
            James E. Buncher
            President and Chief Executive Officer
            (Principal Executive Officer)

          By:  /s/ Dennis L. Gates
             ----------------------
            Dennis L. Gates
            Senior Vice President and Chief Financial Officer
            (Chief Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002;
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002

I,  James  E.  Buncher,  President  and  Chief  Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of SafeGuard Health Enterprises, Inc., (the "Report").

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this certification has been signed by the undersigned in the City of Aliso Viejo, State of California, on the 21st day of March 2003.

          SAFEGUARD HEALTH ENTERPRISES, INC.


          By:  /s/ James E. Buncher
             -----------------------
           James E. Buncher
           President and Chief Executive Officer
           (Principal Executive Officer)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002;
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002

I, Dennis L Gates, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of SafeGuard Health Enterprises, Inc., (the "Report").

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this certification has been signed by the undersigned in the City of Aliso Viejo, State of California, on the 21st day of March 2003.

          SAFEGUARD HEALTH ENTERPRISES, INC.


          By:  /s/ Dennis L. Gates
             ---------------------
           Dennis L. Gates
           Senior Vice President and Chief Financial Officer
           (Chief Accounting Officer)

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                              DESCRIPTION
-------------  -----------------------------------------------------------------

     2.1       Plans  of  Acquisition  (5)
     3.1       Articles  of  Incorporation  (3)
     3.1.1     Amended  and  Restated  Certificate  of  Incorporation  (11)
     3.1.2     Amended  and  Restated  Certificate  of  Incorporation  (15)
     3.1.3     Amended  and  Restated  Certificate  of  Incorporation  (17)
     3.1.4     Certificate  of  Designation  of  Preferred  Stock  (11)
     3.2       Amended  and  Restated  Bylaws
     10.1      1984  Stock  Option  Plan  (2)
     10.2      Stock  Option  Plan  Amendment  (1)
     10.3      Stock  Option  Plan  Amendment  (3)
     10.4      Stock  Option  Plan  Amendment  (4)
     10.5      2000  Stock  Option  Plan  Amendment  (12)
     10.5.1    Amended  and  Restated  Stock  Option  Plan  (17)
     10.6      Form  of  Employment Agreement  between the Company and the Named
                 Executive Officers (12)
     10.7      Form of Rights Agreement, dated as of March 22, 1996, between the
                 Company and American Stock Transfer and Trust Company, as Rights Agent (5)
     10.8      Default Forbearance Agreement and Irrevocable Power of Attorney
                 (6)
     10.9      First Waiver and Amendment to  Note  Purchase  Agreement  (7)
     10.10     Amended  and  Restated  Loan  and  Security  Agreement  (7)
     10.11     Debenture  and  Note  Purchase  Agreement  (8)
     10.12     Stockholder  Agreement  (8)
     10.13     First  Amendment  to  Debenture  and  Note Purchase Agreement (9)
     10.14     Second  Amendment  to  Debenture  and Note Purchase Agreement (9)
     10.15     Term  Sheet  Agreement  dated  as  of  March  1,  2000  (10)
     10.16     Loan  Document  and  Purchase  Agreement  (11)
     10.17     Agreement  among  Stockholders  and  the  Company  (11)
     10.18     Registration  Rights  Agreement  between certain Stockholders and the  Company  (11)
     10.19     Consulting Agreement between the Company and Steven J. Baileys
                 (12)
     10.20     Asset  Purchase Agreement between the Company and  Total  Dental
                 Administrators  Health  Plan,  Inc.(13)
     10.21     Administrative  Services  Agreement between the Company and Total
                 Dental  Administrators  Health Plan,  Inc.  (13)
     10.22     Stock  Purchase  Agreement  between  the Company and Total Dental
                 Administrators,  Inc.  (13)
     10.23     Promissory  Note  and  Security  Interest  given  by Total Dental
                 Administrators,  Inc.  to  the  Company  (13)
     10.24     Administrative  Services  Agreement between the Company and Total
                 Dental  Administrators,  Inc.  (13)
     10.25     Stock Purchase Agreement between the Company and Dental Source of
                 Missouri  and  Kansas,  Inc.  (13)
     10.26     First  Amendment  to Stock Purchase Agreement between the Company and  Dental  Source  of  Missouri and  Kansas,  Inc.  (13)
     10.27     Administrative  Services Agreement between the Company and Dental
                 Source  of  Missouri  and  Kansas, Inc.(13)
     10.28     Amended  and  Restated  401(k)  Plan  (13)
     10.29     First  Amendment  to  Amended  and  Restated  401(k)  Plan  (13)
     10.30     Stock  Purchase  Agreement  dated  as  of  April  24, 2002 by and between  the  Company  and  Nicholas  M. Kavouklis  (14)
     10.31     First  Amendment to Stock Purchase Agreement dated as of June 17,
                 2002  between  the  Company  and Nicholas  M.  Kavouklis  (16)
     10.32     Secured  Convertible  Promissory Note dated as of August 30, 2002 issued by the Company to Nicholas M. Kavouklis in connection with Exhibit 10.31 above (16)
     10.33     Registration Rights Agreement dated as of August 30, 2002 between the Company and Nicholas M. Kavouklis in connection with
                 Exhibit 10.31 above (16)
     10.34     Employment  Agreement  dated  as  of  August 30, 2002 between the
                 Company  and  Nicholas  M. Kavouklis  (16)

     10.35     Lease  Agreement  dated as of August 30, 2002 between the Company and  an  affiliate  of  Nicholas  M. Kavouklis  (16)
     10.36     Pledge  Agreement dated as of August 30, 2002 between the Company and Nicholas M. Kavouklis in connection with Exhibit 10.31 above (16)
     10.37     Guarantee  Agreement  dated  as  of  August  30, 2002 between the
                 Company and an affiliate of Nicholas M. Kavouklis in connection with Exhibit 10.35 above (16)
     10.38     Stipulation  and  Settlement  dated  as  of September 17, 2002 of stockholder class action lawsuit filed against the Company in 1999 (17)
     10.39     Order Preliminarily Approving Settlement, providing for notice to the class, and scheduling final approval of settlement dated as of September 19, 2002 (17)
     10.40     Convertible  Promissory Note dated as of August 8, 2002 issued by the Company to Jack R. Anderson (18)
     10.41     Registration  Rights Agreement dated as of August 8, 2002 between the Company and Jack R. Anderson (18)
     21.1      Subsidiaries  of  the  Company
     23.1      Independent  Auditors'  Consent
_______________________________

(1) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Registration Statement on Form S- 1 filed as of September 12, 1983 (File No. 2-86472).
(2) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Registration Statement on Form S-1 filed as of July 3, 1984 (File No. 2-92013).
(3) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Annual Report of Form 10-K for the year ended December 31, 1989.
(4) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Annual Report of Form 10-K for the year ended December 31, 1992.
(5) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Report on Form 8-K dated as of September 27, 1996.
(6) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
(7) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Report on Form 8-K dated as of June 4, 1999.
(8) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Report on Form 8-K dated as of June 30, 1999.
(9) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Report on Form 8-K dated as of October 5, 1999.
(10) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Report on Form 8-K dated as of March 16, 2000.
(11) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Report on Form 8-K dated as of March 6, 2001.
(12) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
(13) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
(14) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Report on Form 8-K dated as of April 24, 2002.
(15) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Registration Statement on Form S-8 filed as of August 30, 2002.
(16) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Report on Form 8-K dated as of August 30, 2002.
(17) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Report on Form 8-K dated as of September 19,2002.

(18) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002


                                                                           PAGE
                                                                          ------

Independent  Auditors'  Report . . . . . . . . . . . . . . . . . . . . .   F-2

Financial  Statements:

     Consolidated  Balance  Sheets . . . . . . . . . . . . . . . . . . .   F-3

     Consolidated  Statements  of  Operations. . . . . . . . . . . . . .   F-4

     Consolidated Statements of Stockholders' Equity (Deficit) . . . . .   F-5

     Consolidated  Statements  of  Cash  Flows . . . . . . . . . . . . .   F-6

     Notes  to  Consolidated  Financial  Statements. . . . . . . .   F-8 to F-31

Financial  Statement  Schedule:

     Schedule  II  -  Valuation  and  Qualifying  Accounts . . . . . . .   F-32

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  and Stockholders of SafeGuard Health Enterprises,
Inc.:

We have audited the accompanying consolidated balance sheets of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2002, 2001, and 2000, included in the Index at Item 15(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of SafeGuard Health Enterprises, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 13, 2003

                           SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                   AS OF DECEMBER 31, 2002 AND 2001
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                   2002       2001
                                                                                 ---------  ---------

                                                  ASSETS

Current assets:
  Cash and cash equivalents                                                      $  3,036   $  1,497
  Investments available-for-sale, at fair value                                     9,668     13,956
  Accounts receivable, net of allowances of $325 in 2002 and $508 in 2001           2,554      2,839
  Other current assets                                                                853        903
                                                                                 ---------  ---------
    Total current assets                                                           16,111     19,195

Property and equipment, net of accumulated depreciation and amortization            3,532      2,348
Restricted investments available-for-sale, at fair value                            3,254      2,831
Notes receivable, net of allowances of $801 in 2002 and $467 in 2001                  457        805
Goodwill                                                                            8,590      3,920
Intangible assets, net of accumulated amortization of $257 in 2002                  2,013         --
Other assets                                                                          157        226
                                                                                 ---------  ---------
    Total assets                                                                 $ 34,114   $ 29,325
                                                                                 =========  =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $  1,661   $  3,168
  Accrued expenses                                                                  3,526      4,827
  Current portion of long-term debt and capital lease obligations                   2,430        265
  Claims payable and claims incurred but not reported                               4,690      5,905
  Deferred premium revenue                                                          1,786        823
                                                                                 ---------  ---------
    Total current liabilities                                                      14,093     14,988

Long-term debt and capital lease obligations                                        2,997         --
Other long-term liabilities                                                         1,013        971
Commitments and contingencies (Note 14)

Stockholders' equity:
  Convertible preferred stock and additional paid-in capital - $0.01 par value;
    31,000,000 shares authorized; 30,000,000 shares issued and outstanding in 2002
    and 2001; liquidation preference of $30 million                                41,250     41,250
  Common stock and additional paid-in capital - $0.01 par value;
    42,500,000 shares authorized; 8,900,000 shares and 8,065,000 shares issued in 2002 and 2001, respectively; 5,683,000 shares and 4,798,000 shares
    outstanding in 2002 and 2001, respectively                                     22,662     21,552
  Retained earnings (accumulated deficit)                                         (30,170)   (31,447)
  Accumulated other comprehensive income                                               95         63
  Treasury stock, at cost                                                         (17,826)   (18,052)
                                                                                 ---------  ---------
    Total stockholders' equity                                                     16,011     13,366
                                                                                 ---------  ---------
    Total liabilities and stockholders' equity                                   $ 34,114   $ 29,325
                                                                                 =========  =========

          See accompanying Notes to Consolidated Financial Statements.

                 SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                2002      2001      2000
                                                              --------  --------  --------
Premium revenue, net                                          $83,043   $84,822   $97,251

Health care services expense                                   57,937    58,692    68,568
Selling, general and administrative expense                    24,540    25,391    31,203
Loss on impairment of assets                                      334        --       450
                                                              --------  --------  --------

Operating income (loss)                                           232       739    (2,970)

Investment and other income                                       607     1,060     1,431
Interest expense on debt that was converted
  to equity in 2001                                                --      (402)   (4,801)
Other interest expense                                           (232)     (102)     (112)
                                                              --------  --------  --------
Income (loss) before income taxes,
  discontinued operations and extraordinary item                  607     1,295    (6,452)
Income tax expense (benefit)                                     (820)       --        --
                                                              --------  --------  --------
Income (loss) before discontinued operations
  and extraordinary item                                        1,427     1,295    (6,452)
Discontinued operations:
  Loss from assets transferred under contractual arrangements      --        --    (2,500)
Extraordinary item:
  Gain on conversion of debt to convertible preferred stock        --    11,251        --
                                                              --------  --------  --------

    Net income (loss)                                         $ 1,427   $12,546   $(8,952)
                                                              ========  ========  ========

Basic net income (loss) per share:
  Income (loss) before discontinued
    operations and extraordinary item                         $  0.04   $  0.04   $ (1.36)
  Loss from discontinued operations                                --        --     (0.53)
  Extraordinary item                                               --      0.35        --
                                                              --------  --------  --------

    Net income (loss)                                         $  0.04   $  0.39   $ (1.89)
                                                              ========  ========  ========

Weighted average basic shares outstanding                      35,130    32,253     4,747

Diluted net income (loss) per share:
  Income (loss) before discontinued
    operations and extraordinary item                         $  0.04   $  0.04   $ (1.36)
  Loss from discontinued operations                                --        --     (0.53)
  Extraordinary item                                               --      0.34        --
                                                              --------  --------  --------

    Net income (loss)                                         $  0.04   $  0.38   $ (1.89)
                                                              ========  ========  ========

Weighted average diluted shares outstanding                    35,638    33,009     4,747

          See accompanying Notes to Consolidated Financial Statements.

                                        SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
                                                 OTHER COMPREHENSIVE INCOME (LOSS)
                                           YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                                          (IN THOUSANDS)


                                                                                                                       ACCUMULATED
                                                  NUMBER OF SHARES               PREFERRED    COMMON       RETAINED       OTHER
                                     ------------------------------------------- STOCK AND   STOCK AND     EARNINGS      COMPRE-
                                                                COMMON           ADDITIONAL  ADDITIONAL    (ACCUMU-      HENSIVE
                                                        ------------------------   PAID-IN    PAID-IN       LATED         INCOME
                                         PREFERRED        ISSUED      TREASURY     CAPITAL    CAPITAL      DEFICIT)       (LOSS)
                                     -----------------  -----------  -----------  ---------  ---------  ---------------  ---------
Balance, January 1, 2000                           --        8,022       (3,275)  $      --  $  21,829  $      (35,302)  $    (18)

Net loss                                           --           --           --          --        --           (8,952)        --
Other comprehensive income (loss):
  Net unrealized gains on
    investments available-for-sale                                                                                            137
                                                                                                                         ---------
Total comprehensive income (loss)
                                     -----------------  -----------  -----------  ---------  ---------  ---------------  ---------

Balance, December 31, 2000                         --        8,022       (3,275)               21,829          (44,254)       119

Net income                                         --           --           --          --        --           12,546         --
Other comprehensive income:
  Net unrealized losses on
    investments available-for-sale                                                                                            (56)
Total comprehensive income
Issuance of preferred stock                    30,000           --           --      41,250        --               --         --
Cancellation of stock warrants (1)                 --           --           --          --      (320)             320         --
Repurchase of common stock                         --           --          (10)         --        --               --         --
Reissuance of treasury stock in
  contribution to retirement plan                  --           --           18          --        --              (59)        --
Exercise of stock options                          --           43           --          --        43               --         --
                                     -----------------  -----------  -----------  ---------  ---------  ---------------  ---------

Balance, December 31, 2001                     30,000        8,065       (3,267)     41,250    21,552          (31,447)        63

Net income                                         --           --           --          --        --            1,427         --
Other comprehensive income:
  Net unrealized gains on
    investments available-for-sale                                                                                             32
Total comprehensive income
Issuance of common stock                           --          786           --          --     1,061               --         --
Reissuance of treasury stock in
  contribution to retirement plan                  --           --           50          --        --             (150)        --
Exercise of stock options                          --           49           --          --        49               --         --
                                     -----------------  -----------  -----------  ---------  ---------  ---------------  ---------

Balance, December 31, 2002                     30,000        8,900       (3,217)  $  41,250  $ 22,662   $      (30,170)  $     95
                                     =================  ===========  ===========  =========  =========  ===============  =========


                                     TREASURY
                                       STOCK      TOTAL
                                     ---------  ---------
Balance, January 1, 2000             $(18,123)  $(31,614)

Net loss                                   --     (8,952)
Other comprehensive income (loss):
  Net unrealized gains on
    investments available-for-sale                   137
                                                ---------
Total comprehensive income (loss)                 (8,815)
                                     ---------  ---------

Balance, December 31, 2000            (18,123)   (40,429)

Net income                                 --     12,546
Other comprehensive income:
  Net unrealized losses on
    investments available-for-sale                   (56)
                                                ---------
Total comprehensive income                        12,490
Issuance of preferred stock                --     41,250
Cancellation of stock warrants (1)         --         --
Repurchase of common stock                (10)       (10)
Reissuance of treasury stock in
  contribution to retirement plan          81         22
Exercise of stock options                  --         43
                                     ---------  ---------

Balance, December 31, 2001            (18,052)    13,366

Net income                                 --      1,427
Other comprehensive income:
  Net unrealized gains on
    investments available-for-sale                    32
                                                ---------
Total comprehensive income                         1,459
Issuance of common stock                   --      1,061
Reissuance of treasury stock in
  contribution to retirement plan         226         76
Exercise of stock options                  --         49
                                     ---------  ---------

Balance, December 31, 2002           $(17,826)  $ 16,011
                                     =========  =========

(1) These warrants were canceled without being exercised as of January 31, 2001, in connection with the conversion of the Senior Notes Payable to convertible preferred stock, as discussed in Note 11.

          See accompanying Notes to Consolidated Financial Statements.

                        SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEARS ENDED DECEMBER 31, 2002, 2002, AND 2000
                                          (IN THOUSANDS)

                                                                      2002      2001       2000
                                                                    --------  ---------  ---------

Cash flows from operating activities:
  Net income (loss)                                                 $ 1,427   $ 12,546   $ (8,952)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Loss from discontinued operations                                    --         --      2,500
    Gain on conversion of debt to convertible preferred stock            --    (11,251)        --
    Loss on impairment of assets                                        334         --        450
    Bad debt expense                                                    220        245        300
    Write-off and amortization of deferred loan costs                    --         24        339
    Depreciation and other amortization                               1,474      1,838      2,767
    Gain on liquidation of notes receivable                              --       (175)        --
    Gain on sale of investments                                          (2)      (101)       (18)
    Gain on sale of property and equipment                               --         --        (83)
    Gain on sale of subsidiary                                          (14)        --         --
    Contribution to retirement plan in the form
      of common stock, at fair value                                     87         51         --
  Changes in operating assets and liabilities, excluding
    effects of acquisition:
    Accounts receivable                                                 103       (306)      (100)
    Other current assets                                                241        685       (667)
    Other assets                                                         69         58       (129)
    Accounts payable                                                   (653)      (144)      (355)
    Accrued expenses                                                 (1,271)    (2,063)     3,266
    Claims payable and claims incurred but not reported              (1,440)    (1,649)    (1,092)
    Deferred premium revenue                                            607       (469)      (562)
                                                                    --------  ---------  ---------
  Net cash provided by (used in) operating activities                 1,182       (711)    (2,336)

Cash flows from investing activities:
  Purchases of investments available-for-sale                        (3,448)   (15,599)   (42,477)
  Proceeds from sale/maturity of investments available-for-sale       7,334     16,878     31,941
  Cash paid for acquisition of business, net of cash acquired        (2,708)        --         --
  Purchases of property and equipment                                  (444)    (1,109)      (646)
  Proceeds from sale of property and equipment                           --         --        218
  Payments received on notes receivable                                  14      1,320      1,305
  Proceeds from sale of subsidiary                                       77         --         --
  Additions to deferred loan costs                                       --         --       (339)
                                                                    --------  ---------  ---------
    Net cash provided by (used in) investing activities                 825      1,490     (9,998)

Cash flows from financing activities:
  Borrowings on long-term debt                                        2,000         --      8,000
  Increase in accrued interest that was converted to equity in 2001      --        321      3,783
  Payments on debt and capital lease obligations                     (1,663)      (235)      (255)
  (Decrease) increase in bank overdrafts                               (896)      (674)       779
  Repurchase of common stock                                             --        (10)        --
  Exercise of stock options                                              49         43         --
  Increase (decrease) in other long-term liabilities                     42       (108)      (231)
                                                                    --------  ---------  ---------
    Net cash provided by (used in) financing activities                (468)      (663)    12,076
                                                                    --------  ---------  ---------
Net increase (decrease) in cash and cash equivalents                  1,539        116       (258)
Cash and cash equivalents at beginning of year                        1,497      1,381      1,639
                                                                    --------  ---------  ---------

Cash and cash equivalents at end of year                            $ 3,036   $  1,497   $  1,381
                                                                    ========  =========  =========

                                     (Continued on next page)

                SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED
                    YEARS ENDED DECEMBER 31, 2002, 2002, AND 2000
                                   (IN THOUSANDS)

                                                              2002     2001     2000
                                                            --------  -------  ------

Supplementary information:
  Cash paid during the year for interest                    $   207   $   315  $  720

Supplementary disclosure of non-cash activities:
  Debt converted into convertible preferred stock           $    --   $41,250  $   --
  Purchases of property and equipment through capital leases  1,836        --      --
  Issuance of debt in exchange for cancellation of lease         --        --     500

  Liabilities assumed in acquisition of business:
    Fair value of assets acquired, excluding cash           $ 2,670   $    --  $   --
    Goodwill related to transaction                           4,670        --      --
    Less - Secured convertible note issued to seller         (2,625)       --      --
    Less - Common stock issued in transaction                (1,040)       --      --
    Less - Cash paid in transaction, net of cash acquired    (2,708)       --      --
                                                            --------  -------  ------
      Liabilities assumed in acquisition of business        $   967   $    --  $   --
                                                            ========  =======  ======

          See accompanying Notes to Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------

SafeGuard Health Enterprises, Inc., a Delaware corporation (the "Company"), provides a wide range of dental benefit plans, vision benefit plans, and other related products. The Company's operations are primarily in California, Florida and Texas, but it also operates in several other states. The Company conducts its operations through several subsidiaries, one of which is an insurance company that is licensed in several states, and several of which are licensed as dental health maintenance organization ("HMO") plans in the states in which they operate. The Company provides dental benefits and other related products to approximately 800,000 individuals. The Company was founded as a not-for-profit entity in California in 1974, and was converted to a for-profit entity in 1982.

Under the dental HMO plan designs provided by the Company, a majority of the total health care services expense consists of capitation payments to dental service providers, which are fixed monthly payments for each covered individual. These capitation arrangements limit the amount of risk assumed by the Company. Under the dental preferred provider organization ("PPO")/indemnity plan designs provided by the Company, all health care services expense consists of claims that are paid each time a covered individual receives dental services. Under this type of plan design, the Company assumes all of the utilization risk.
Capitation payments comprised 33%, 37% and 41% of the Company's total health care services expense during the years ended December 31, 2002, 2001 and 2000, respectively.

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

RESTRICTED DEPOSITS AND MINIMUM NET WORTH REQUIREMENTS

Several of the Company's subsidiaries are subject to state regulations that require them to maintain restricted deposits in the form of cash or investments. The Company had total restricted deposits of $3.3 million and $2.8 million as of December 31, 2002 and 2001, respectively.

In addition, several of the Company's subsidiaries are subject to state regulations that require them to maintain minimum amounts of statutory capital and surplus. The aggregate minimum statutory capital and surplus that is required with respect to all of the Company's subsidiaries that are subject to minimum capital and surplus requirements was approximately $8.8 million as of December 31, 2002. The aggregate statutory capital and surplus in these subsidiaries as of December 31, 2002, was approximately $9.9 million. As a result of these regulatory requirements, approximately $10.3 million of the Company's consolidated stockholders' equity as of December 31, 2002, was not available for the payment of dividends to the Company's stockholders.

INVESTMENTS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its investments as "available-for-sale." Investments classified as available-for-sale are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of applicable income taxes, are reported in stockholders' equity under the caption "Accumulated other comprehensive income." In the event there was an unrealized loss on an investment that the Company believed to be other than temporary, the loss would be reported in the statement of operations, instead of in a separate caption of stockholders' equity. As of December 31, 2002, there were no unrealized losses that the Company believed to be other than temporary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The accompanying consolidated balance sheets include the following financial instruments as of December 31, 2002: cash and cash equivalents, investments, accounts receivable, notes receivable, accounts payable, accrued expenses, short-term and long-term debt, and other long-term liabilities. All of these financial instruments, except for notes receivable, long-term debt, and other long-term liabilities, are current assets or current liabilities. The Company expects to realize the current assets, and to pay the current liabilities, within a short period of time. Therefore, the carrying amount of these financial instruments approximates fair value. Notes receivable, which are long-term, have been written down to the Company's estimate of their net realizable value, which approximates fair value. Long-term debt and other long-term liabilities are stated at the present value of the expected future payments, which approximates fair value.

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

GOODWILL

Goodwill as of December 31, 2002 consists of $4.7 million of goodwill related to the acquisition of Paramount Dental Plan, Inc. ("Paramount") in August 2002 (see
Note 2), and $3.9 million of goodwill related to the acquisition of a Texas-based dental HMO company in 1996. In the case of each acquisition, goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired, and in the case of the 1996 acquisition, the balance is net of accumulated amortization and an adjustment in 1999 to reduce the carrying value of the goodwill to its estimated realizable value. The Company estimated that the goodwill related to the 1996 acquisition had a useful life of 40 years from the date of acquisition of the related entity, and amortized the goodwill over that period through December 31, 2001. See Recently Adopted Accounting Principles below in this Note 1 for information on the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill effective January 1, 2002.

INTANGIBLE ASSETS

Intangible assets as of December 31, 2002 consist of customer relationships and other intangible assets with an aggregate net book value of $2.0 million, all of which were acquired in connection with the acquisition of Paramount in August 2002, as discussed in Note 2. The amount of the purchase price that was allocated to each of the intangible assets was equal to the Company's estimate of the fair value of each asset. Each intangible asset is being amortized over its estimated useful life on a straight-line basis.

LONG-LIVED ASSETS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying values may not be recoverable. The Company's principal long-lived assets as of December 31, 2002 are property and equipment, intangible assets and notes receivable. The Company is not aware of any events or circumstances that may have affected the fair value of its property and equipment or intangible assets. See Note 8 for a discussion of impairment charges with respect to notes receivable.

RECOGNITION OF PREMIUM REVENUE AND COMMISSION EXPENSE

Premium revenue is recognized in the period during which dental coverage is provided to the covered individuals. Payments received from customers in advance of the related period of coverage are reflected on the accompanying consolidated balance sheet as deferred premium revenue.

In connection with its acquisition of new customers, the Company pays broker and consultant commissions based on a percentage of premium revenue collected. The Company also pays internal sales commissions, some of which are earned based on a percentage of premium revenue collected, and some of which consist of a one-time payment at the beginning of a customer contract. Commissions that are based on a percentage of premium revenue collected are recognized as expenses in the period in which the related premium revenue is recognized. Commissions that consist of a one-time payment at the beginning of a customer contract are recognized as expenses at the beginning of the related customer contract. As stated in SFAS No. 60, "Accounting and Reporting by Insurance Companies," commissions related to insurance contracts should be capitalized and charged to expense over the term of the customer contract, in proportion to premium revenue recognized. In the case of the PPO/indemnity insurance policies issued by the Company, the customers have the ability to cancel the policy at any time with 30 days advance written notice. Because of this ability, one-time commissions paid at the beginning of a customer contract are charged to expense at the beginning of the related customer contract.

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

ADMINISTRATIVE SERVICES ARRANGEMENTS

The Company processed approximately $2.6 million, $3.2 million, and $3.2 million of dental claims under administrative services only ("ASO") agreements during the years ended December 31, 2002, 2001 and 2000, respectively. The revenue recognized by the Company from ASO agreements consists only of the ASO fees received from its clients, and the claims processed by the Company under ASO agreements are not included in the accompanying consolidated statements of operations.

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

The Company has chosen to use the accounting method described in APB No. 25. All stock options granted by the Company have an exercise price equal to the market value of the Company's common stock on the date of grant, and accordingly, there is no employee compensation expense related to stock options reflected the accompanying consolidated statements of operations. The weighted average fair value of stock options granted by the Company was $0.75, $1.13, and $0.76 per share during the years ended December 31, 2002, 2001 and 2000, respectively. Stock options granted generally become exercisable in equal annual installments over a three-year period after the date of grant.

The following table shows the pro forma effect of using the fair value method of accounting for stock options, as described by SFAS No. 123, on the Company's net income (loss) and net income (loss) per share (in thousands, except per share amounts):

                                                         YEARS ENDED DECEMBER 31,
                                                       ---------------------------
                                                         2002     2001      2000
                                                       -------  --------  --------
  Net income (loss), as reported                       $1,427   $12,546   $(8,952)
  Less - Employee compensation expense based
    on the fair value method of accounting for
    stock options, net of applicable tax effect          (856)     (833)     (781)
                                                       -------  --------  --------

  Pro forma net income (loss)                          $  571   $11,713   $(9,733)
                                                       =======  ========  ========

  Basic net income (loss) per share, as reported       $ 0.04   $  0.39   $ (1.89)
  Pro forma basic net income (loss) per share            0.02      0.36     (2.05)

  Diluted net income (loss) per share, as reported     $ 0.04   $  0.38   $ (1.89)
  Pro forma diluted net income (loss) per share          0.02      0.35     (2.05)

SFAS No. 123 requires a publicly traded entity to estimate the fair value of stock-based compensation by using an option-pricing model that takes into account certain facts and assumptions. The facts and assumptions that must be taken into account are the exercise price, the expected life of the option, the current stock price, the expected volatility of the stock price, the expected dividends on the stock, and the risk-free interest rate. The option-pricing models commonly used were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the stock options granted by the Company. The Company estimated the fair value of each stock option as of the date of grant by using the Black-Scholes option-pricing model. The facts and assumptions used to determine the fair value of stock options granted were: an average expected life of four years; expected volatility of 82% in 2002, 160% in 2001, and 184% in 2000; no expected dividends; and a risk-free interest rate of approximately 2.0% in 2002, 3.8% in 2001, and 6.0% in 2000. The assumptions regarding the expected life of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts.

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

RELATED PARTY TRANSACTIONS

The Company paid $153,000, $200,000 and $117,000 of consulting fees to the chairman of its board of directors during the years ended December 31, 2002, 2001 and 2000, respectively.

See Notes 2 and 10 for information regarding a secured convertible promissory note payable to a member of the Company's senior management, the outstanding balance of which was $2.4 million as of December 31, 2002. The convertible note was issued in the acquisition of Paramount Dental Plan, Inc. in August 2002, and the former owner of Paramount is currently a member of the Company's senior management.

See Note 10 for information regarding a $2.0 million working capital loan from one of the Company's principal stockholders in August 2002, of which $1.8 million was outstanding as of December 31, 2002. See Note 11 for information regarding an $8.0 million senior investor loan from stockholders of the Company in March 2000, none of which was outstanding as of December 31, 2002.

ADVERTISING

Advertising expense was $185,000, $110,000, and $49,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

INCOME (LOSS) PER SHARE

Income (loss) per share is presented in accordance with SFAS No. 128, "Earnings Per Share." Basic net income (loss) per share is based on the weighted average common shares outstanding, including the common shares into which the convertible preferred stock is convertible, but excluding the effect of other potentially dilutive securities. The number of basic common shares outstanding includes the common share equivalents of the convertible preferred stock, because the Company believes the convertible preferred stock is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. Diluted net income (loss) per share is based on the weighted-average common shares outstanding, including the effect of all potentially dilutive securities. During the three years ended December 31, 2002, the potentially dilutive securities of the Company that were outstanding consisted of stock options, convertible notes, and warrants. The only convertible notes issued by the Company were the two (2) convertible notes issued during the three months ended September 30, 2002, as discussed in Notes 2 and 10. Both of these convertible notes would have an anti-dilutive effect on net income per share in 2002. Accordingly, they are excluded from the calculation of diluted net income per share for this period. The calculation of diluted net income per share for the years ended December 31, 2002 and 2001 includes the effect of all outstanding stock options with an exercise price below the average market price of the Company's common stock during each period. There were no outstanding stock options or warrants with an exercise price below the average market price of the Company's common stock during the year ended December 31, 2000. Accordingly, the Company's diluted net loss per share is the same as its basic net loss per share for that period. The only warrants issued by the Company were canceled without being exercised effective January 31, 2001, as discussed in Note 11.

The differences between weighted average basic shares outstanding and weighted average diluted shares outstanding in each of the three years ended December 31, 2002, are as follows (in thousands):

                                                     2002    2001   2000
                                                    ------  ------  -----
     Weighted average basic shares outstanding      35,130  32,253  4,747
     Effect of dilutive stock options                  508     756     --
                                                    ------  ------  -----

       Weighted average diluted shares outstanding  35,638  33,009  4,747
                                                    ======  ======  =====

RECENTLY ADOPTED ACCOUNTING PRINCIPLES

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method of accounting. The adoption of SFAS No. 141 had no significant effect on the Company's financial statements. See Note 2 for a business combination completed in August 2002.

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives not be amortized. SFAS No. 142 also requires that all goodwill be evaluated for possible impairment as of January 1, 2002, on an annual basis thereafter, and any time an event that may have affected the value of the goodwill occurs. SFAS No. 142 also establishes a new method of testing goodwill for possible impairment. The adoption of SFAS No. 142 had no significant effect on the Company's consolidated financial statements. See Note 6 for more information.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets, and for reporting the results of discontinued operations. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no significant effect on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 44 has been rescinded, as it is no longer necessary. SFAS No. 64 amended SFAS No. 4 and is no longer necessary, as SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions, and to require that the fair value of a lease guarantee be recorded as a liability on the guarantor's balance sheet for all guarantees issued after May 15, 2002. This statement also makes certain technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. SFAS No. 145 is generally effective for financial statements issued after May 15, 2002. The adoption of SFAS No. 145 had no significant effect on the Company's consolidated financial statements.

In December 2002, the FASB Issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which is an amendment of SFAS No.
123, "Accounting fo     (C)              (C)       (C)  S       No. 148 provides
alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 had no significant effect on the Company's consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 establishes accounting and reporting standards for the recognition and measurement of an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company expects that SFAS No. 143 will not have a significant effect on its consolidated financial statements.

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

In  November  2002,  the  FASB  issued  FASB  Interpretation  ("FIN")  No.  45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 is an interpretation of FASB Statements No. 5, 57, and 107, and a rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a guarantor recognize a liability for the fair value of certain types of guarantees, at the time the guarantee is initially made. It also elaborates on the financial statement disclosures to be made by a guarantor about its obligations under certain types of guarantees. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The Company expects that FIN No. 45 will not have a significant effect on its consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by the investing company if the investing company is obligated to absorb a majority of the losses incurred by the variable interest entity, or is entitled to receive a majority of the profits earned by the entity, or both. FIN No. 46 also requires disclosures about significant variable interests in entities that don't meet the criteria for consolidation. The consolidation requirements of FIN No. 46 are effective for all periods with respect variable interest entities that are created after January 31, 2003. The consolidation requirements with respect to variable interest entities created prior to February 1, 2003 are effective for periods beginning after June 15, 2003. The disclosure requirements are effective for all financial statements issued after January 31, 2003. The Company had no variable interest entities as of December 31,2002, and expects that FIN No. 46 will not have a significant effect on its consolidated financial statements.

RECLASSIFICATION

Certain amounts in the financial statements for prior years have been reclassified to conform to the current year presentation.

NOTE 2. ACQUISITION
-------------------

Effective August 30, 2002, the Company acquired all of the outstanding capital stock of Paramount Dental Plan, Inc. ("Paramount") for a purchase price of approximately $6.7 million, consisting of $3.0 million in cash, a secured convertible note for $2,625,000, and 769,231 shares of the Company's common stock. Paramount was a dental benefits company located in Florida, and was merged into the Company's dental HMO effective August 30, 2002. The secured convertible note bears interest at 7.0% annually, and is payable in 36 equal monthly installments of principal and interest, beginning in October 2002. The outstanding balance under the secured convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share, at any time after August 30, 2003. The convertible note is secured by the stock of the Company's dental HMO subsidiary in Florida.

The business purpose of the acquisition was to increase the Company's market penetration in Florida, which is one of the Company's primary geographic markets. The acquisition increased the number of members in Florida for which the Company provides dental benefits from approximately 50,000 members to approximately 275,000 members.

In connection with this transaction, the Company entered into a three-year employment agreement with the seller of Paramount, who is currently employed as president of the Company's operations in Florida. Also in connection with this transaction, the Company entered into a three-year office lease agreement with the seller of Paramount, the term of which started in November 2002, related to the office space that is currently used as the Company's primary administrative office in Florida.

The cost of the acquisition was allocated among the assets acquired as follows (in thousands):

     Cost of acquisition:
       Cash portion of purchase price                     $  3,000
       Secured convertible note issued to seller             2,625
       Common stock issued to seller                         1,040
                                                          ---------
         Purchase price paid to seller                       6,665
       Transaction expenses incurred by the Company            164
                                                          ---------
         Total cost                                       $  6,829
                                                          =========

     Fair value of net assets acquired:
       Cash and cash equivalents                          $    456
       Restricted investment                                    50
       Property and equipment                                  121
       Goodwill                                              4,670
       Intangible assets                                     2,270
       Other assets                                            229
       Accounts payable and accrued expenses                  (386)
       Claims payable and claims incurred but not reported    (225)
       Deferred premium revenue                               (356)
                                                          ---------
         Net assets acquired                              $  6,829
                                                          =========

The value indicated above for the Company's common stock issued in the acquisition is based on 769,231 shares of common stock issued, and a market value of $1.35 per share. The market value of $1.35 per share is the average closing price of the Company's common stock during the period from five (5) business days prior to execution of the Stock Purchase Agreement to five (5) business days after execution of the agreement. The Stock Purchase Agreement was executed on April 24, 2002.

The  intangible  assets  acquired  consist  of  the  following  (in  thousands):

                                                                WEIGHTED
                                                                 AVERAGE
                                                    AMOUNT    AMORTIZATION
                                                  ALLOCATED      PERIOD
                                                  ----------  ------------
     Customer relationships                       $    1,926     4.5 years
     Other intangible assets                             344    10.1 years
                                                  ----------

       Total                                      $    2,270     5.3 years
                                                  ==========

None of the amortization expense related to the above intangible assets is deductible for income tax purposes, and there is no goodwill amortization related to this transaction that is deductible for income tax purposes.

The operations of Paramount are included in the accompanying consolidated financial statements beginning on September 1, 2002. Following is certain pro forma statement of operations information, which reflects adjustments to the Company's historical financial statements as if the acquisition had been completed as of the beginning of each period presented (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                             2002        2001
                                                        ------------  ----------
                                                               (unaudited)

  Premium revenue, net                                   $    88,322  $   90,863
  Operating income                                               470       1,504
  Income before extraordinary item                             1,499       1,852
  Net income                                                   1,499      13,103

  Basic net income per share before extraordinary item   $      0.04  $     0.06
  Basic net income per share                                    0.04        0.40

  Diluted net income per share before extraordinary item $      0.04  $     0.06
  Diluted net income per share                                  0.04        0.39

The above pro forma statement of operations information is not intended to indicate the results that would have occurred if the acquisition had actually been completed on the dates indicated, or the results that may occur in any future period.

NOTE 3. DISCONTINUED OPERATIONS
-------------------------------

ACCOUNTING TREATMENT OF CERTAIN SALE TRANSACTIONS

The Company sold all of its general dental practices in 1996 and 1997, and sold all of its orthodontic practices in 1998. Certain of the general dental practices and all of the orthodontic practices were sold to a single purchaser (the "Purchaser"), in exchange for $23.0 million of long-term promissory notes. Due to uncertainty about the Purchaser's ability to meet its commitments to the Company under the promissory notes, the Company did not treat the transactions with the Purchaser as sales for accounting purposes, notwithstanding the fact that these transactions were legally structured as sales. Accordingly, the related promissory notes were not reflected in the Company's financial statements. Instead, the historical cost of the net assets of the related general dental and orthodontic practices were reflected on the Company's consolidated balance sheet, and were stated at their estimated realizable value. The Company's consolidated financial statements did not reflect any gains on these sale transactions, and do not reflect any interest income on the related promissory notes. In the opinion of management, this accounting treatment appropriately reflected the economic substance of the transactions, as distinct from the legal form of the transactions. See Note 8 for information on an impairment charge recognized in 2000 with respect to the net assets of these dental and orthodontic practices.

SALE OF DISCONTINUED OPERATIONS TO NEW PURCHASER

The Purchaser ultimately defaulted on its obligations to the Company and, in October 2000, the Company completed a transaction with the Purchaser and another third party (the "New Purchaser"), in which the practices originally sold to the Purchaser were sold to the New Purchaser. In this transaction, the Purchaser transferred its interest in the dental and orthodontic practices to the New Purchaser, the New Purchaser paid $2.4 million to the Company and placed an additional $1.5 million in an escrow account for the benefit of the Company, and the Company agreed to pay certain obligations related to these practices. These obligations consisted primarily of payroll, dental office lease obligations, patient refunds, and the obligation to complete the orthodontic treatments for dental HMO patients who previously paid for the treatments in full. These obligations had to be paid in order to complete the transaction, were obligations of the Company as the member's dental HMO plan, or were obligations for which the Company could have been contingently liable in any event.

As of December 31, 2002, the Company has collected the funds in the escrow account, and has satisfied most of the obligations described above. However, the ultimate cost of the obligations assumed by the Company is subject to various uncertainties, and the remaining amount of these obligations is reflected as a liability on the accompanying consolidated balance sheet based on the Company's best estimates. See Note 8 for information on an impairment charge recognized in 2000 in connection with this transaction.

NOTE 4. INVESTMENTS
-------------------

Gross realized gains on sales of investments were $2,000, $101,000, and $19,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Gross realized losses on sales of investments were zero, zero, and $1,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The historical cost of specific securities sold is used to compute the gain or loss on the sale of investments. At December 31, 2002, the Company had net unrealized gains of $95,000, which is included in stockholders' equity under the caption "Accumulated other comprehensive income."

The Company's investments as of December 31, 2002 are summarized below (in thousands):

                                      COST/      ESTIMATED
                                    AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                       COST        GAINS       LOSSES      VALUE
                                    ----------  -----------  -----------  -------
Classified as available-for-sale:
  U.S. government and its agencies  $    2,303  $        87  $        --  $ 2,390
  State and municipal obligations          255            8           --      263
  Other marketable debt securities      10,269           --           --   10,269
                                    ----------  -----------  -----------  -------

    Total available-for-sale        $   12,827  $        95  $        --  $12,922
                                    ==========  ===========  ===========  =======

The maturity dates of the Company's investments as of December 31, 2002 are summarized below (in thousands):

                                          COST/     ESTIMATED
                                        AMORTIZED      FAIR
                                           COST       VALUE
                                        ----------  ----------
     Classified as available-for-sale:
       Due in 2003                      $   11,434  $   11,446
       Due in 2004                             168         178
       Due in 2005 and thereafter            1,225       1,298
                                        ----------  ----------

         Total available-for-sale       $   12,827  $   12,922
                                        ==========  ==========

The Company's investments as of December 31, 2001 are summarized below (in thousands).

                                      COST/      ESTIMATED
                                    AMORTIZED   UNREALIZED    UNREALIZED    FAIR
                                       COST        GAINS        LOSSES      VALUE
                                    ----------  -----------  ------------  -------
Classified as available-for-sale:
  U.S. government and its agencies  $    2,757  $        57  $        (2)  $ 2,812
  State and municipal obligations          255            8           --       263
  Other marketable debt securities      13,712           --           --    13,712
                                    ----------  -----------  ------------  -------

    Total available-for-sale        $   16,724  $        65  $        (2)  $16,787
                                    ==========  ===========  ============  =======

NOTE 5. PROPERTY AND EQUIPMENT
------------------------------

The  Company's  property  and equipment consist of the following (in thousands):

                                                               DECEMBER  31,
                                                            ------------------
                                                              2002      2001
                                                            --------  --------
  Leasehold improvements                                    $   842       841
  Furniture and office equipment                              1,504       634
  Computer hardware and software                              7,767    10,527
                                                            --------  --------
    Total, at cost                                           10,113    12,002
  Less - accumulated depreciation and amortization           (6,581)   (9,654)
                                                            --------  --------

    Total, net of accumulated depreciation and amortization $ 3,532   $ 2,348
                                                            ========  ========

The Company's property and equipment that was acquired through capital leases, which is included above, consists of the following (in thousands):

                                                             DECEMBER 31,
                                                            ----------------
                                                             2002      2001
                                                            -------  -------
  Furniture and office equipment                            $  950   $    --
  Computer software                                          1,250        --
                                                            -------  -------
    Total cost of property acquired through capital leases   2,200        --
  Less - accumulated depreciation and amortization            (344)       --
                                                            -------  -------

    Total, net of accumulated depreciation and amortization $1,856   $    --
                                                            =======  =======

NOTE 6. GOODWILL
----------------

Changes  in  the  carrying  amount  of  goodwill were as follows (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                           2002         2001
                                                        -----------  -----------
  Balance at beginning of year                          $     3,920  $    4,033
  Goodwill acquired (see Note 2)                              4,670          --
  Goodwill amortization                                          --        (113)
                                                        -----------  -----------

    Balance at end of year                              $     8,590  $    3,920
                                                        ===========  ===========

In accordance with SFAS No. 142, the Company ceased amortizing its goodwill effective January 1, 2002. The Company recorded $113,000 of amortization expense related to goodwill during each of the two years ended December 31, 2001 and 2000. The Company's adjusted results of operations for the three years ended December 31, 2002, which are adjusted to exclude goodwill amortization, are as follows (in thousands):

                                               YEARS ENDED DECEMBER 31,
                                              --------------------------
                                                2002    2001      2000
                                              -------  -------  --------
Income (loss) before discontinued operations
  and extraordinary item, as reported         $ 1,427  $ 1,295  $(6,452)
Add back - Goodwill amortization                   --      113      113
                                              -------  -------  --------
Income (loss) before discontinued operations
  and extraordinary item, as adjusted         $ 1,427  $ 1,408  $(6,339)
                                              =======  =======  ========

Net income (loss), as reported                $ 1,427  $12,546  $(8,952)
Add back - Goodwill amortization                   --      113      113
                                              -------  -------  --------

Net income (loss), as adjusted                $ 1,427  $12,659  $(8,839)
                                              =======  =======  ========

None of the Company's reported net income per share amounts for the year ended December 31, 2001 would change as a result of the above adjustment for goodwill amortization expense, due to the relatively small amount of this adjustment. For the year ended December 31, 2000, the adjusted loss per basic share before discontinued operations would be $1.34, compared to the reported amount of $1.36, and the adjusted net loss per basic share would be $1.86, compared to the reported amount of $1.89. As noted above under "Income (Loss) Per Share," the Company's diluted net loss per share amounts for the year ended December 31, 2000 are the same as its basic net loss per share amounts.

SFAS No. 142 requires that all goodwill be evaluated for possible impairment as of January 1, 2002, on an annual basis thereafter, and any time an event that may have affected the value of the goodwill occurs. SFAS No. 142 also establishes a new method of testing for possible impairment. The Company has established October 1 as the date on which it conducts its annual evaluation of goodwill for possible impairment. In accordance with SFAS No. 142, the Company tested its goodwill for possible impairment by estimating the fair value of each of its reporting units that include goodwill, and comparing the fair value of each reporting unit to the book value of the net assets of each reporting unit. For purposes of this test, the Company has three reporting units, which are its operations in California, Florida and Texas. As of December 31, 2002, the Company has goodwill in the Florida and Texas reporting units. The fair value of each reporting unit was determined primarily by estimating the discounted future cash flows of the reporting unit, and by estimating the amount for which the reporting unit could be sold to a third party, based on a market multiple of earnings. The Company had no impairment of its goodwill as of January 1, 2002, or as of October1, 2002, based on the method of testing for possible impairment
established by SFAS         No. 142. The Company is not aware of any events that
have occurred since October 1, 2002, that may have affected the value of its goodwill.

NOTE 7. INTANGIBLE ASSETS
-------------------------

The  Company's  intangible  assets  consist  of  the  following  (in thousands):

                                  DECEMBER 31, 2002         DECEMBER 31, 2001
                              -------------------------  -----------------------
                                GROSS                     GROSS
                              CARRYING    ACCUMULATED    CARRYING   ACCUMULATED
                               AMOUNT     AMORTIZATION    AMOUNT       VALUE
                              ---------  --------------  ---------  ------------
  Customer relationships      $   1,926  $        (253)  $      --  $         --
  Other intangible assets           344             (4)         --            --
                              ---------  --------------  ---------  ------------

    Total available-for-sale  $   2,270  $        (257)  $      --  $         --
                              =========  ==============  =========  ============

The aggregate amortization expense during the years ended December 31, 2002 and 2001 and the expected amortization expense during the succeeding five years are as follows (in thousands):

     Year ended December 31, 2001                             $      120
     Year ended December 31, 2002                                    257
     Expected during the year ending:
       December  31, 2003                                     $      467
       December  31, 2004                                            467
       December  31, 2005                                            326
       December  31, 2006                                            283
       December  31, 2007                                            198

The amortization expense during the year ended December 31, 2001 was related to a non-competition agreement that became fully amortized in September 2001.

NOTE 8. IMPAIRMENT OF ASSETS
----------------------------

ASSETS OF DISCONTINUED OPERATIONS TRANSFERRED UNDER CONTRACTUAL ARRANGEMENTS

Assets of discontinued operations transferred under contractual arrangements consists of the historical cost of the net assets of certain general dental practices and certain orthodontic practices that were sold by the Company to a single purchaser (the "Purchaser") in 1998 and 1997, as described in Note 3. In October 2000, the Company completed a transaction with the Purchaser and another third party (the "New Purchaser"), under which the assets of discontinued operations transferred under contractual arrangements were sold to the New Purchaser. As a result of this transaction, the Company recorded a $2.5 million charge to earnings during 2000 to reduce the carrying value of these assets to the estimated net proceeds from this transaction. This charge is reflected on the Company's consolidated statement of operations under the caption "Loss from assets transferred under contractual arrangements." See Note 3 for more information on the sale transaction completed in October 2000.

NOTES RECEIVABLE

The Company's notes receivable consist of promissory notes issued by the purchasers of certain general dental practices sold by the Company in 1996 and 1997, and are related to dental practices other than those sold to the Purchaser, as discussed in Note 3. The Company reviews the carrying amount of its notes receivable for possible impairment on an ongoing basis, based on its best estimate of the amounts that will ultimately be collected from the notes. During 2002 and 2000, the Company increased the reserve on its notes receivable by recording impairment losses of $334,000 and $450,000, respectively. There was no impairment loss recorded during 2001. The Company's estimate of the amounts that will be collected from the notes is based on the recent payment history of the notes, its estimate of the ability of the issuers to repay the notes, its estimate of the financial condition of the dental practices that comprise the collateral for the notes, and its estimate of the value of the assets of those practices. As of December 31, 2002, the net carrying amount of the outstanding notes receivable was $457,000, which is based on the Company's estimate of the net realizable value of the promissory notes.

NOTE 9. CLAIMS PAYABLE AND CLAIMS INCURRED BUT NOT REPORTED
-----------------------------------------------------------

The Company is responsible for paying claims submitted by dentists for services provided to patients who have purchased dental coverage from the Company. The liability for claims payable and claims incurred but not reported is an estimate of the claims related to services delivered prior to the balance sheet date, which have not yet been paid by the Company as of the balance sheet date. The estimate of claims payable and claims incurred but not reported is based primarily on the average historical lag time between the date of service and the date the related claim is paid by the Company, and the recent trend in payment rates and the average number of incurred claims per covered individual. Since the liability for claims payable and claims incurred but not reported is an actuarial estimate, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are included in the consolidated statement of operations for the period in which the differences are identified.

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

                                                   DENTAL HMO
                                              ---------------------
                                   PPO/       SPECIALIST
                                 INDEMNITY     REFERRAL     OTHER
                                  CLAIMS        CLAIMS      CLAIMS     TOTAL
                                -----------  ------------  --------  ---------
  Balance at January 1, 2001    $    5,778   $     1,148   $   628   $  7,554

  Incurred claims related to:
    Current year - 2001             23,582         6,047     4,161     33,790
    Prior years                       (834)         (138)     (204)    (1,176)
  Paid claims related to:
    Current year - 2001            (19,330)       (4,955)   (3,600)   (27,885)
    Prior years                     (4,944)       (1,010)     (424)    (6,378)
                                -----------  ------------  --------  ---------

  Balance at December 31, 2001       4,252         1,092       561      5,905

  Incurred claims related to:
    Current year - 2002             23,133         5,958     4,833     33,924
    Prior years                       (594)         (112)      (94)      (800)
  Paid claims related to:
    Current year - 2002            (20,092)       (5,196)   (3,946)   (29,234)
    Prior years                     (3,658)         (980)     (467)    (5,105)
                                -----------  ------------  --------  ---------

  Balance at December 31, 2002  $    3,041   $       762   $   887   $  4,690
                                ===========  ============  ========  =========

The liability for claims payable and claims incurred but not reported is adjusted each year to reflect any differences between claims actually paid and previous estimates of the liability. During each of the years ended December 31, 2002 and 2001, the aggregate adjustments to the liability to reflect these differences, which are reflected in the above table, were not material.

NOTE 10. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
-----------------------------------------------------

Long-term debt and capital lease obligations consisted of the following (in thousands):

                                                    DECEMBER 31,
                                                  -----------------
                                                    2002      2001
                                                  --------  -------
  Secured convertible promissory note             $ 2,427   $   --
  Unsecured convertible promissory note             1,798       --
  Capital lease obligations                         1,202       --
  Other                                                --      265
                                                  --------  -------
    Total debt                                      5,427      265
  Less - short-term portion                        (2,430)    (265)
                                                  --------  -------

    Long-term debt and capital lease obligations  $ 2,997   $   --
                                                  ========  =======

See Note 2 for a description of the secured convertible promissory note, which was issued in the acquisition of Paramount in August 2002.

In August 2002, the Company borrowed $2.0 million from one of its principal stockholders, which was used to increase the Company's working capital, to provide for the payments due under the two capital leases discussed below, and to provide for the payments due under the settlement of the stockholder litigation discussed in Note 14. The borrowing was made under an unsecured convertible note that bears interest at 7.0% annually, and is payable in 36 equal monthly installments of principal and interest, beginning in September
2002. The outstanding balance under the convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share, at any time after one year from the date of the borrowing.

In June 2002, the Company entered into two capital lease obligations with an aggregate value of approximately $1.8 million. The two leases are related to the purchase of a new computer software application and the purchase of formerly leased furniture for the Company's primary administrative office. The Company intends to use the new software as its primary business application, which will be used for eligibility file maintenance, billing and collections, payment of health care expenses, utilization review and other related activities. The new software application will replace the Company's two existing systems with a single system that can be used for all of the Company's existing product lines. The cost of both of the Company's two existing systems is fully depreciated as of December 31, 2002. Under each of the two capital leases, the Company has an option to purchase the leased assets for $1.00 at the expiration of the lease.

Annual maturities of long-term debt and future minimum lease payments under capital lease obligations were as follows, as of December 31, 2002 (in thousands):

                                                       CAPITAL      LESS - AMOUNT
                                        LONG-TERM       LEASE        REPRESENTING
                                           DEBT      OBLIGATIONS       INTEREST       TOTAL
                                        ----------  --------------  --------------  ---------
  Payable in 2003                       $    1,461  $        1,047  $         (78)  $   2,430
  Payable in 2004                            1,567             212            (14)      1,765
  Payable in 2005                            1,197              16             (5)      1,208
  Payable thereafter                            --              30             (6)         24
                                        ----------  --------------  --------------  ---------

    Total balance at December 31, 2002  $    4,225  $        1,305  $        (103)  $   5,427
                                        ==========  ==============  ==============  =========

NOTE 11. CONVERSION OF DEBT TO CONVERTIBLE PREFERRED STOCK
----------------------------------------------------------

On March 1, 2000, the Company entered into a recapitalization agreement with an investor group (the "Investors"), the Company's revolving credit facility lender (the "Bank"), and the holder of certain senior notes payable issued by the Company (the "Senior Note Holder"). Pursuant to this agreement, the Investors loaned $8.0 million to the Company in the form of an investor senior loan, due April 30, 2001. In addition, the Investors, the Bank, and the Senior Note Holder agreed to convert the $8.0 million investor senior loan, the outstanding balance of $7.0 million under the revolving credit facility plus accrued interest, and the $32.5 million of senior notes payable plus accrued interest, to convertible preferred stock, subject to regulatory and stockholder approval.

Effective as of January 31, 2001, the Company completed the conversion of the investor senior loan ($8.0 million), the outstanding balance under the revolving credit facility ($7.0 million), the senior notes payable ($32.5 million), and the accrued interest on the revolving credit facility and the senior notes payable ($5.3 million) into 30 million shares of convertible preferred stock. The estimated value of the convertible preferred stock was $1.375 per share as of January 31, 2001, which is based on the closing price of the Company's common stock on January 31, 2001, which was $1.375 per share, and the fact that each share of convertible preferred stock is convertible into one share of common stock. The number of shares of convertible preferred stock, the estimated value per share, and the conversion ratio indicated above have all been adjusted to reflect an exchange of the Company's outstanding shares of convertible preferred stock that was completed in May 2002. See Note 15 for more information on this exchange.

Based on the estimated value of the convertible preferred stock as of January 31, 2001, the conversion transaction resulted in an extraordinary gain of $11.3 million, which is net of approximately $350,000 of transaction costs. There was no income tax effect related to this transaction, due to the Company's net operating loss carryforwards for tax purposes, as discussed in Note 13. The
Company's deferred tax asset related to net operating loss carryforwards is fully reserved, due to uncertainty about whether the deferred tax assets will be realized in the future, as discussed in Note 13.

See Note 15 for a description of the convertible preferred stock. As a result of the conversion transaction, the ownership interest of the previously existing common stockholders of the Company was reduced to approximately 14% of the common stock interests of the Company. In March 2000, in connection with the recapitalization agreement, the Company agreed to place four new directors, who represented the Investors, the Bank, and the Senior Note Holder, on its board of directors. Three of those directors were placed on the board in March 2000, and the fourth director was placed on the board on February 8, 2001. These four new directors were still on the Company's board of directors as of December 31, 2002, and they constitute a majority of the board of directors, which currently has a total of seven members.

In 1999, in connection with a restructuring of the senior notes payable, the Company issued warrants to purchase 382,000 shares of its common stock for $4.51 per share to the Senior Note Holder. The Company estimated that the fair value of these warrants was $320,000, based on an option-pricing model. Accordingly, this amount was charged to interest expense and credited to additional paid-in capital during 1999. The warrants were canceled without being exercised, in connection with the conversion of the senior notes payable into convertible preferred stock effective January 31, 2001. Accordingly, the estimated fair value of the warrants, which was $320,000, was debited to additional paid-in capital and credited to retained earnings during 2001.

NOTE 12. OTHER LONG-TERM LIABILITIES
------------------------------------

Other long-term liabilities consist primarily of rent expense related to an office lease with monthly payments that increase over the term of the lease, deferred compensation payments to a former employee of a dental HMO company acquired by the Company in 1996, accrued lease obligations related to equipment that is no longer used by the Company, and security deposits collected in connection with subleases.

Annual maturities of other long-term liabilities as of December 31, 2002 are as follows (in thousands):

          2004                                 $    288
          2005                                      203
          2006                                      193
          2007                                      192
          Thereafter                                137
                                               --------

            Total other long-term liabilities  $  1,013
                                               ========

NOTE 13. INCOME TAXES
---------------------

The Company's federal and state income tax expense (benefit) is as follows (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------
                                                   2002    2001    2000
                                                 -------  ------  -------
  Currently payable:  Federal                    $   --   $  --   $   --
                      State                          --      --       --
  Deferred:  Federal                               (670)     --       --
             State                                 (150)     --       --
                                                 -------  ------  -------

  Total income tax expense (benefit)             $ (820)  $  --   $   --
                                                 =======  ======  =======

The income tax benefit in 2002 primarily represents a decrease in the Company's accrual for estimated income tax liabilities related to certain transactions that occurred in prior years, which are no longer pending as of December 31, 2002. The Company incurred net losses for tax purposes during each of the three years ended

December 31, 2002, primarily due to temporary differences that reduced the Company's income for tax purposes, and the fact that the Company's gain on conversion of debt in 2001 (see Note 11) was not taxable. In addition, the Company's net deferred tax assets have been fully reserved during the three years ended December 31, 2002, as described below. Accordingly, the Company had no income tax expense in any of the three years ended December 31, 2002.

A reconciliation of the expected federal income tax expense (benefit) based on the statutory rate to the actual income tax expense (benefit) is as follows (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------
                                         2002                2001               2000
                                  ------------------  -----------------  -----------------
                                   AMOUNT      %       AMOUNT      %      AMOUNT      %
                                  --------  --------  ---------  ------  --------  -------

Expected federal income tax
  expense (benefit)               $   206      34.0%  $  4,266    34.0%  $(2,194)  (34.0)%
State income tax expense
  (benefit), net of effect
  on federal income tax                23       3.7         --      --        --        --
Amortization of goodwill and
  and tangible assets                  87      14.4         35     0.3        42       0.7
Other items                            45       7.4        855     6.8        46       0.7
Decrease in income tax accrual       (820)   (135.1)        --      --        --        --
Expiration of net operating
  losses due to change of control      --        --      6,774    54.0        --        --
Change in valuation allowance        (361)    (59.5)   (11,930)  (95.1)    2,106      32.6
                                  --------  --------  ---------  ------  --------  -------
Actual income tax
  expense (benefit)               $  (820)  (135.1)%  $     --      --%  $    --       --%
                                  ========  ========  =========  ======  ========  =======

Deferred tax assets and liabilities are related to the following items (in thousands):

                                                          DECEMBER 31,
                                                       ------------------
                                                         2002      2001
                                                       --------  --------

Deferred tax assets:
  Net operating loss carryforward                      $ 3,690   $ 3,567
  Depreciation and amortization                          1,498     2,053
  Accrued expenses                                         948     1,121
  Capital loss carryforward                                610       643
  Other items                                              166       548
                                                       --------  --------
    Total deferred tax assets                            6,912     7,932

Deferred tax liabilities:
  State income taxes                                       321       910
  Other items                                              266       336
                                                       --------  --------
    Total deferred tax liabilities                         587     1,246
                                                       --------  --------

Net deferred tax assets                                  6,325     6,686
  Valuation allowance                                   (6,325)   (6,686)
                                                       --------  --------

    Net deferred tax assets after valuation allowance  $    --   $    --
                                                       ========  ========

The income tax expense recorded by the Company for the years ended December 31, 2002 and 2001 includes adjustments to decrease the valuation allowance against its net deferred tax assets. The income tax expense recorded for the year ended December 31, 2000 includes an adjustment to increase the valuation allowance against its net deferred tax assets. The Company's net deferred tax assets, which were $6.3 million and $6.7 million as of December 31, 2002 and 2001, respectively, have been fully reserved since September 30, 1999, due to uncertainty about whether those net assets will be realized in the future. The uncertainty is primarily due to cumulative operating losses incurred by the Company during the period from January 1, 1998 to December 31, 2002 and the existence of significant net operating loss carryforwards.

Due to the conversion of outstanding debt into convertible preferred stock, as described in Note 11, there was a "change of control" of the Company for purposes of Internal Revenue Code Section 382, effective January 31, 2001. As a result, effective January 31, 2001, the amount of pre-existing net operating loss carryforwards that can be used to offset current taxable income on the Company's federal income tax return is limited to approximately $350,000 per year. As of December 31, 2002, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $9.8 million and $5.2 million, respectively, which are net of the amounts that will expire unused due to the change of control limitation. The federal and state net operating loss carryforwards will begin to expire in 2020 and 2012, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES
--------------------------------------

LEASE COMMITMENTS

The Company leases administrative office space and office equipment under a number of operating leases. Rent expense was $2,960,000, $3,465,000, and $3,986,000 in 2002, 2001, and 2000, respectively. The Company has subleased certain of its office space to unrelated third parties, which office space is subject to lease agreements for which the Company remains contingently liable in the event the sublessees fail to make the lease payments. Future minimum rental payments required under non-cancelable operating leases are as follows, net of payments expected to be received pursuant to subleases (in thousands):

                                       TOTAL      EXPECTED       NET
                                       LEASE      SUBLEASE      LEASE
                                    OBLIGATION    PAYMENTS   OBLIGATION
                                    -----------  ----------  -----------
          2003                      $     2,288  $    (443)  $     1,845
          2004                            2,302       (183)        2,119
          2005                            2,067         (9)        2,058
          2006                            1,842         --         1,842
          2007                            1,838         --         1,838
          Thereafter                      1,838         --         1,838
                                    -----------  ----------  -----------

            Total minimum payments  $    12,175  $    (635)  $    11,540
                                    ===========  ==========  ===========

The Company has accrued all of the future lease payments related to certain leases for equipment that is no longer used by the Company. The Company has also accrued the excess of the future lease payments for office space that is no longer used by the Company, over the expected future collections of sublease payments related to that office space. These accruals are included in "accrued expenses" on the accompanying consolidated balance sheets. The future lease payments that have been accrued are not included in the above summary of operating lease commitments.

LITIGATION

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company believes all pending claims either are covered by liability insurance maintained by the Company or by dentists in the Company's provider network, or will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers violated certain securities laws by issuing a series of alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. During 2002 the Company reached an agreement with the plaintiffs to settle the lawsuit for a payment of $1.25 million to the plaintiffs, without an admission of liability by any party. The agreement between the Company and the plaintiffs was approved by the District Court in September 2002. The Company's insurer paid $1.0 million of the cost of the settlement. Accordingly, the Company recorded a $250,000 expense during the three months ended June 30, 2002, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

CONTINGENT LEASE OBLIGATIONS

The Company sold all of its general dental practices and orthodontic practices in 1996, 1997 and 1998, as discussed in Note 3. The Company also re-sold certain of these practices in October 2000, after the original purchaser of a number of these practices defaulted on its obligations to the Company, as discussed in
Note 3. The office lease agreements related to all of the practices sold by the Company either have been assigned to the respective purchasers of the practices, or have expired.

In the case of the assigned leases, the Company is secondarily liable for the lease payments in the event the purchasers of those practices fail to make the payments. As of December 31, 2002, the total of the minimum annual payments under these leases was approximately $1.5 million, and the aggregate contingent liability of the Company related to these leases was approximately $3.3 million over the terms of the lease agreements, which expire at various dates through 2007. In the event that the parties to which these lease agreements have been assigned defaulted on the leases, the aggregate contingent liability of approximately $3.3 million could be mitigated by the Company by subleasing the related office space to other parties, although there can be no assurance it would be able to do so. The Company has not been notified of any defaults under these leases that would have a material effect on the Company's consolidated financial position. The aggregate contingent lease obligation of $3.3 million excludes $100,000 of estimated lease obligations that have been accrued as of December 31, 2002, due to an expected failure by one of the entities to make the lease payments under a lease that was assigned to that entity by the Company.
This estimated lease obligation is included in the accompanying consolidated balance sheet under the caption "Accrued expenses."

GUARANTEES AND INDEMNITIES

As discussed above, the Company has contingent lease obligations under which it is secondarily liable for the lease payments under dental office leases that have been assigned to third parties. In the event those third parties fail to make the lease payments, the Company could be obligated to make the lease payments itself. The Company has purchased a letter of credit for $250,000 in connection with a certain customer agreement. In the event the Company fails to meet its financial obligations to the customer, the customer would be able to use the letter of credit to satisfy the Company's obligations, in which case the Company would be obligated to repay the issuer of the letter of credit. The Company also indemnifies its directors and officers to the maximum extent permitted by Delaware law. In addition, the Company makes indemnities to its customers in connection with the sale of dental and vision benefit plans in the ordinary course of business. The maximum amount of potential future payments under all of the preceding guarantees and indemnities cannot be determined. The Company has recorded no liabilities related to these guarantees and indemnities in the accompanying consolidated balance sheets, except as described above under "Contingent Lease Obligations."

EMPLOYMENT AGREEMENT COMMITMENTS

The Company has an employment agreement with one of its senior officers, which expires on August 30, 2005, and has severance agreements with several other officers of the Company, which continue for as long as each officer remains employed by the Company. In the event there is a change in control of the Company, each officer would receive a severance payment under certain circumstances, which is equal to that officer's annual salary then in effect, plus the amount of the bonus, if any, earned by the officer for the previous calendar year. The maximum aggregate commitment under the employment agreement and the severance agreements is approximately $2.4 million as of December 31, 2002. None of the future commitments under the employment agreement or the severance agreements are accrued as of December 31, 2002, as these commitments are all related to services to be performed by the officers subsequent to 2002.

EMPLOYEE RETIREMENT PLAN

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code (the "Plan"). Under the Plan, employees are permitted to make contributions to a retirement account through payroll deductions from pre-tax earnings. Employees are fully vested in contributions made from payroll deductions. In addition, the Company may, at its discretion, make additional contributions to the Plan. The Company made $87,000 and $51,000 of matching contributions to the Plan for the years ended December 31, 2002 and 2001, respectively, in the form of 66,000 shares and 33,000 shares of its common stock, respectively. Of the total of 66,000 shares of common stock related to

2002, 51,000 shares were contributed in 2002, and an additional 15,000 shares were contributed in 2003, the value of which is included in accrued expenses as of December 31, 2002. Employees become vested in the matching contributions at the rate of 20% per year during the first five years of employment with the Company, with employees receiving credit for past years of service. There are no restrictions on the ability of employees to liquidate the Company's common stock that is credited to their account, except for vesting requirements. The Company made no contributions to the Plan during the year ended December 31, 2000.

PROFESSIONAL LIABILITY INSURANCE

The Company maintains professional liability insurance that covers losses on a claims-made basis. The Company's professional liability insurance policy provides $5 million of coverage and has an aggregate deductible of $250,000.

GOVERNMENT REGULATION

The dental benefits industry is subject to extensive state and local laws, rules and regulations. Each of the Company's operating subsidiaries is subject to various requirements imposed by state laws and regulations related to the operation of a dental HMO plan or a dental insurance company, including the maintenance of a minimum amount of net worth by certain subsidiaries and compliance with numerous other financial requirements. In addition, regulations applicable to dental benefit plans could be changed in the future. There can be no assurance that the Company will be able to meet all applicable regulatory requirements in the future.

As of December 31, 2002 and 2001, one of the Company's subsidiaries, which had an insignificant amount of revenue in 2002 and 2001, was not in compliance with the applicable regulatory net worth requirement. The Company has not invested the required funds in this subsidiary because the Company is in the process of closing that subsidiary's business, and the Company has received a waiver of compliance from the applicable regulatory agency. During the years ended December 31, 2002, 2001 and 2000, another of the Company's subsidiaries was not in compliance with a regulatory requirement that limits the amount of the subsidiary's administrative expenses as a percentage of premium revenue. The Company has discussed this noncompliance with the applicable regulatory agency, and that agency has taken no action with respect to this noncompliance. The
Company believes these two instances of noncompliance with regulatory requirements will have no significant effect on its consolidated financial statements.

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

LIABILITIES RELATED TO DENTAL AND ORTHODONTIC PRACTICES

The Company has various liabilities in connection with the dental and orthodontic practices sold in October 2000 (see Note 3), including but not limited to, the obligation to complete orthodontic treatments for certain dental HMO patients who previously paid for the treatments in full. The amount of these liabilities is subject to uncertainties and there can be no assurance that the ultimate amount of these liabilities will not exceed the amounts accrued on the Company's consolidated balance sheet as of December 31, 2002.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of bank deposits, investments and accounts receivable. As of December 31, 2002, the Company had bank deposits that were approximately $4.0 million in excess of the maximum amounts insured by Federal Deposit Insurance Corporation. The Company's investments consist entirely of high-quality marketable securities.

NOTE 15. CAPITAL STOCK
----------------------

CONVERTIBLE PREFERRED STOCK

The convertible preferred stock does not accrue dividends of any kind. Each share of convertible preferred stock is convertible into one share of common stock at the option of the holder. The convertible preferred stock entitles the holder to one vote for each share of common stock into which the preferred stock is convertible, with respect to all matters voted on by the common stockholders of the Company, except for the election of directors. The holders of the convertible preferred stock have the right to elect a total of five members of the board of directors, and the holders of the common stock have the right to elect the remaining two directors. In the aggregate, the convertible preferred stock has a $30 million liquidation preference over the Company's common stock.

Prior to May 2002, there were 300,000 shares of convertible preferred stock issued and outstanding. Each share had a par value of $100 and a liquidation preference of $100, and was convertible into 100 shares of the Company's common stock. In May 2002, each outstanding share of convertible preferred stock was exchanged for 100 new shares of convertible preferred stock. Each new share of convertible preferred stock has a par value of $1.00 and a liquidation preference of $1.00, and is convertible into one share of the Company's common stock. All other rights and preferences of the convertible preferred stock remained the same. All references to the convertible preferred stock in the accompanying consolidated financial statements reflect the effects of this exchange on a retroactive basis.

STOCK REPURCHASES

As of December 31, 2002, the Company had 3,216,978 shares of treasury stock, which were acquired by the Company for an aggregate of $17.8 million. In December 2000, the board of directors of the Company authorized management to repurchase up to 500,000 shares of the Company's outstanding common stock, of which 10,000 shares had been repurchased as of December 31, 2002.

STOCKHOLDER RIGHTS PLAN

In March 1996, the board of directors of the Company declared a dividend of one right to purchase a fraction of a share of its Series A Junior Participating Preferred Stock, having rights, preferences, privileges and restrictions as designated, and under certain circumstances, other securities, for each outstanding share of the Company's common stock (the "Rights"). The dividend was distributed to stockholders of record at the close of business on April 12, 1996. The Rights become exercisable upon the occurrence of certain defined events related to a possible change of control of the Company. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 22, 1996, as amended, between the Company and American Stock Transfer and Trust Company, as Rights Agent. The Rights Agreement may be amended by the Company's board of directors without the approval of the Rights holders, at any time prior to the Rights becoming exercisable. The Rights Agreement was amended in March 2000 to specify that the recapitalization transaction initiated in March 2000 would not cause the Rights to become exercisable.

STOCK OPTION PLAN

The Company has a stock option plan (the "Plan") that authorizes the granting of both incentive and non-qualified stock options to purchase an aggregate of 3,600,000 shares of common stock. Either incentive or non-qualified stock options may be granted to executive officers and other employees of the Company. Only non-qualified stock options may be granted to non-employee directors of the Company. Under the Plan, the exercise price of any stock option granted must be at least equal to the market value of the Company's common stock on the date the option is granted. The Compensation and Stock Option Committee of the board of directors of the Company administers the Plan.

The following is a summary of stock options outstanding as of December 31, 2002:

                                      TOTAL STOCK OPTIONS OUTSTANDING           STOCK OPTIONS EXERCISABLE
                               -----------------------------------------------  --------------------------
                  RANGE OF                        WEIGHTED        WEIGHTED                    WEIGHTED
                  EXERCISE        NUMBER           AVERAGE         AVERAGE        NUMBER       AVERAGE
                   PRICES        OF SHARES      REMAINING LIFE  EXERCISE PRICE  OF SHARES   EXERCISE PRICE
               --------------  --------------  ---------------  --------------  ----------  --------------
               $ 1.00 -  1.50       2,712,834       7.90 years  $         1.11   1,306,142  $         1.05
                 9.00 - 11.88          12,000       2.73 years           10.73      12,000           10.73
                    15.75               1,000       3.22 years           15.75       1,000           15.75
                               --------------                                   ----------

                    Total           2,725,834       7.88 years  $         1.15   1,319,142  $         1.15
                               ==============                                   ==========

The following is a summary of activity in stock options:

                                                                  YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             2002         2001         2000
                                                          -----------  -----------  -----------
  Outstanding at beginning of year                         2,614,500    2,216,300      755,300
  Stock options granted                                      404,500      805,000    2,080,000
  Stock options exercised                                    (48,332)     (43,332)          --
  Stock options canceled                                    (244,834)    (363,468)    (619,000)
                                                          -----------  -----------  -----------

  Outstanding at end of year                               2,725,834    2,614,500    2,216,300
                                                          ===========  ===========  ===========

  Exercisable at end of year                               1,319,142      616,107      105,966

  Weighted average exercise price of options granted      $     1.24   $     1.26   $     1.00
  Weighted average exercise price of options exercised          1.00         1.00           --
  Weighted average exercise price of options canceled           1.16         3.81         9.96
  Weighted average exercise price of options outstanding        1.15         1.14         1.53
  Weighted average exercise price of options exercisable        1.15         1.23        10.39

NOTE 16. INVESTMENT AND OTHER INCOME
------------------------------------

Investment and other income consist of the following (in thousands):

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                                2002    2001     2000
                                               ------  -------  -------
  Investment income, including realized gains  $  318  $ 1,046  $ 1,348
  Other income, net                               289       14       83
                                               ------  -------  -------

    Total investment and other income          $  607  $ 1,060  $ 1,431
                                               ======  =======  =======

NOTE 17. UNAUDITED SELECTED QUARTERLY INFORMATION
-------------------------------------------------

FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2002, the Company recorded an $820,000 income tax benefit, which primarily represents a decrease in the Company's accrual for estimated income tax liabilities related to certain transactions that occurred in prior years, as discussed in Note 13. During the fourth quarter of 2002, the Company also increased the bad debt reserve on its notes receivable by $334,000 to reduce the carrying value of those notes to their estimated realizable values.

QUARTERLY RESULTS OF OPERATIONS

Unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 are shown below (in thousands, except per share data). This information has been prepared on the same basis as the accompanying consolidated financial statements for the years ended December 31, 2002 and 2001, and all necessary adjustments, which consist only of normal recurring adjustments, have been included in the quarterly results of operations below. The unaudited quarterly results should be read in conjunction with the accompanying audited consolidated financial statements.

                                                        YEAR ENDED DECEMBER 31, 2002
                                                ------------------------------------------
                                                  FIRST     SECOND      THIRD     FOURTH
                                                 QUARTER    QUARTER    QUARTER    QUARTER
                                                ---------  ---------  ---------  ---------
  Premium revenue, net                          $ 20,688   $ 20,174   $ 20,682   $ 21,499
  Health care services expense                    14,550     14,676     14,546     14,165
  Selling, general and administrative expense      5,839      5,777      6,040      6,884
  Loss on impairment of assets                        --         --         --        334
                                                ---------  ---------  ---------  ---------

  Operating income (loss)                            299       (279)        96        116

  Investment and other income                        116        103         92        296
  Interest expense                                    (7)       (24)       (84)      (117)
                                                ---------  ---------  ---------  ---------

  Income (loss) before income taxes                  408       (200)       104        295
  Income tax expense                                  --         --         --       (820)
                                                ---------  ---------  ---------  ---------

    Net income (loss)                           $    408   $   (200)  $    104   $  1,115
                                                =========  =========  =========  =========

  Basic net income per share                    $   0.01   $  (0.01)  $   0.00   $   0.03
  Weighted average basic shares outstanding       34,812     34,857     35,161     35,677

  Diluted net income per share                  $   0.01   $  (0.01)  $   0.00   $   0.03
  Weighted average diluted shares outstanding     35,568     34,857     35,526     36,010

                                                       YEAR ENDED DECEMBER 31, 2001
                                                ------------------------------------------
                                                  FIRST     SECOND      THIRD     FOURTH
                                                 QUARTER    QUARTER    QUARTER    QUARTER
                                                ---------  ---------  ---------  ---------
  Premium revenue, net                          $ 21,643   $ 21,452   $ 20,831   $ 20,896
  Health care services expense                    15,187     14,914     14,456     14,135
  Selling, general and administrative expense      6,534      6,453      6,062      6,342
                                                ---------  ---------  ---------  ---------

  Operating income (loss)                            (78)        85        313        419

  Investment and other income                        435        255        213        157
  Interest expense on debt that was
    converted to equity in 2001                     (402)        --         --         --
  Other interest expense                             (32)       (30)       (31)        (9)
                                                ---------  ---------  ---------  ---------
  Income (loss) before income taxes
    and extraordinary item                           (77)       310        495        567
  Income tax expense                                  --         --         --         --
                                                ---------  ---------  ---------  ---------

  Income (loss) before extraordinary item            (77)       310        495        567
  Extraordinary item:
    Gain on conversion of debt to
      convertible preferred stock                 11,251         --         --         --
                                                ---------  ---------  ---------  ---------

    Net income                                  $ 11,174   $    310   $    495   $    567
                                                =========  =========  =========  =========

  Basic net income per share:
    Income before extraordinary item            $     --   $   0.01   $   0.01   $   0.02
    Extraordinary item                              0.45         --         --         --
                                                ---------  ---------  ---------  ---------

    Net income                                  $   0.45   $   0.01   $   0.01   $   0.02
                                                =========  =========  =========  =========

  Weighted average basic shares outstanding       24,738     34,740     34,753     34,781

  Diluted net income per share:
    Income before extraordinary item            $     --   $   0.01   $   0.01   $   0.02
    Extraordinary item                              0.45         --         --         --
                                                ---------  ---------  ---------  ---------

    Net income                                  $   0.45   $   0.01   $   0.01   $   0.02
                                                =========  =========  =========  =========

  Weighted average diluted shares outstanding     24,738     35,502     35,542     35,564

NOTE 19. SUBSEQUENT EVENT
-------------------------

In January 2003, the Company entered into a definitive agreement to acquire all of the outstanding stock of Ameritas Managed Dental Plan, Inc. ("Ameritas") for $1.1 million in cash, subject to regulatory approval. Ameritas is a dental HMO company with approximately $4 million of annual revenue and is located in Costa Mesa, California. The Company expects to complete this transaction during the first half of 2003, although it is still subject to regulatory approval.

During January 2003, the Company implemented a Retention Bonus Plan (the "Plan") with respect to certain senior executives of the Company. The purpose of the Plan is to provide an incentive for the senior management of the Company to remain employed during a reasonable transition period in the event of the sale of the Company to a third party. In the event that more than 50% of the Company is sold to an entity that is not otherwise a current stockholder of the Company, each eligible officer would receive a variable retention bonus that is based on the amount of proceeds from the sale transaction. The aggregate amount of retention bonuses paid by the Company under the Plan would be approximately $1.3 million for each $1.00 of proceeds per share of common stock realized by the Company's stockholders in a sale of the Company.

                         SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                                             SCHEDULE II
                                  VALUATION AND QUALIFYING ACCOUNTS
                            YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                            (IN THOUSANDS)


                                  BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                   BEGINNING    COSTS AND      OTHER                       END
                                    OF YEAR     EXPENSES     ACCOUNTS     WRITE-OFFS     OF YEAR
                                  -----------  -----------  -----------  ------------  -----------
YEAR ENDED DECEMBER 31, 2000:

Allowance for doubtful accounts:
  Accounts receivable             $     1,054  $       300  $        --  $      (486)  $       868
  Long-term notes receivable      $     3,839  $       450  $        --  $    (1,483)  $     2,806

YEAR ENDED DECEMBER 31, 2001:

Allowance for doubtful accounts:
  Accounts receivable             $       868  $       245  $        --  $      (605)  $       508
  Long-term notes receivable      $     2,806  $        --  $        --  $    (2,339)  $       467

YEAR ENDED DECEMBER 31, 2002:

Allowance for doubtful accounts:
  Accounts receivable             $       508  $       220  $        --  $      (403)  $       325
  Long-term notes receivable      $       467  $       334  $        --  $        --   $       801