Form 10-Q
period 2003-03-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 2003-05-15
CIK 727303

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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
            (State or other                 (I.R.S. Employer Identification No.)
    jurisdiction of incorporation)

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

As of May 1, 2003, the number of shares of registrant's common stock, par value $0.01 per share, outstanding was 5,697,962 shares (not including 3,216,978 shares of common stock held in treasury), and the number of shares of registrant's convertible preferred stock, par value $0.01 per share, outstanding was 30,000,000 shares.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
             INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements . . . . . . . . . .     1

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . . . . . . .    13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . .    21

  Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . .    22

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .    22

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .    22

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

CERTIFICATIONS BY CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER. . .    25

PART  I.     FINANCIAL  INFORMATION
ITEM  1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                          SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS)
                                              (UNAUDITED)

                                                                            MARCH 31,    DECEMBER 31,
                                                                              2003           2002
                                                                           -----------  --------------
                                                 ASSETS
Current assets:
  Cash and cash equivalents                                                $    4,061   $       3,036
  Investments available-for-sale, at fair value                                10,066           9,668
  Accounts receivable, net of allowances                                        2,228           2,554
  Other current assets                                                            675             853
                                                                           -----------  --------------
    Total current assets                                                       17,030          16,111

Property and equipment, net of accumulated depreciation and amortization        3,360           3,532
Restricted investments available-for-sale, at fair value                        3,328           3,254
Notes receivable, net of allowances                                               447             457
Goodwill                                                                        9,289           8,590
Intangible assets, net of accumulated amortization                              1,896           2,013
Other assets                                                                      147             157
                                                                           -----------  --------------

    Total assets                                                           $   35,497   $      34,114
                                                                           ===========  ==============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $    1,675   $       1,661
  Accrued expenses                                                              4,602           3,526
  Current portion of long-term debt and capital lease obligations               2,259           2,430
  Claims payable and claims incurred but not reported                           4,856           4,690
  Deferred premium revenue                                                      2,126           1,786
                                                                           -----------  --------------
    Total current liabilities                                                  15,518          14,093

Long-term debt and capital lease obligations                                    2,545           2,997
Other long-term liabilities                                                       971           1,013
Commitments and contingencies (Note 8)

Stockholders' equity:
  Convertible preferred stock and additional paid-in capital                   41,250          41,250
  Common stock and additional paid-in capital                                  22,680          22,662
  Retained earnings (accumulated deficit)                                     (29,726)        (30,170)
  Accumulated other comprehensive income                                           85              95
  Treasury stock, at cost                                                     (17,826)        (17,826)
                                                                           -----------  --------------
    Total stockholders' equity                                                 16,463          16,011
                                                                           -----------  --------------

    Total liabilities and stockholders' equity                             $   35,497   $      34,114
                                                                           ===========  ==============

            See accompanying Notes to Condensed Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                2003      2002
                                                              --------  --------
Premium revenue, net                                          $21,912   $20,688

Health care services expense                                   15,093    14,550
Selling, general and administrative expense                     6,354     5,839
                                                              --------  --------

Operating income                                                  465       299

Investment and other income                                        79       116
Interest expense                                                 (100)       (7)
                                                              --------  --------

Income before income taxes                                        444       408
Income tax expense                                                 --        --
                                                              --------  --------

    Net income                                                $   444   $   408
                                                              ========  ========

Basic net income per share                                    $  0.01   $  0.01
Weighted-average basic shares outstanding                      35,693    34,812

Diluted net income per share                                  $  0.01   $  0.01
Weighted-average diluted shares outstanding                    35,989    35,568

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                          (IN THOUSANDS)
                                            (UNAUDITED)

                                                                                   2003     2002
                                                                                  -------  -------
Cash flows from operating activities:
  Net income                                                                      $  444   $  408
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Bad debt expense                                                                  39       64
    Depreciation and amortization                                                    420      293
    Contribution to retirement plan in the form of common stock, at fair value        24       28
  Changes in operating assets and liabilities, excluding effects of acquisition:
    Accounts receivable                                                              396      406
    Other current assets                                                             264       68
    Other assets                                                                      10       20
    Accounts payable                                                                (124)     (75)
    Accrued expenses                                                                (244)    (225)
    Claims payable and claims incurred but not reported                              134     (776)
    Deferred premium revenue                                                          82      187
                                                                                  -------  -------
      Net cash provided by operating activities                                    1,445      398

Cash flows from investing activities:
  Purchase of investments available-for-sale                                        (777)    (157)
  Proceeds from sale/maturity of investments available-for-sale                      760    1,600
  Purchases of property and equipment                                               (131)    (191)
  Cash acquired in acquisition of business                                           287       --
  Payments received on notes receivable                                               10       --
                                                                                  -------  -------
      Net cash provided by investing activities                                      149    1,252

Cash flows from financing activities:
  Increase (decrease) in bank overdrafts                                              96     (838)
  Payments on debt                                                                  (623)     (63)
  Exercise of stock options                                                           --        7
  Decrease in other long-term liabilities                                            (42)      (7)
                                                                                  -------  -------
    Net cash used in financing activities                                           (569)    (901)
                                                                                  -------  -------
Net increase in cash and cash equivalents                                          1,025      749
Cash and cash equivalents at beginning of period                                   3,036    1,497
                                                                                  -------  -------
Cash and cash equivalents at end of period                                        $4,061   $2,246
                                                                                  =======  =======

                                    (Continued on next page)

                SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED
                      THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                    (IN THOUSANDS)
                                      (UNAUDITED)

                                                                         2003    2002
                                                                       --------  -----
Supplementary information:
  Cash paid during the period for interest                             $   102   $   7

Supplementary disclosure of non-cash activities:
  Liabilities assumed in acquisition of business:
    Fair value of identifiable assets acquired                         $   947   $  --
    Goodwill related to transaction                                        699      --
    Less - Liability for purchase price, which was paid in April 2003   (1,100)     --
    Less - Liability for contingent consideration                         (176)     --
    Less - Accrual for acquisition expenses                                (28)     --
                                                                       --------  -----
      Liabilities assumed in acquisition of business                   $   342   $  --
                                                                       ========  =====

     See accompanying Notes to Condensed Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE  1.  GENERAL
-----------------

The accompanying unaudited condensed consolidated financial statements of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America, applicable to interim periods. The accompanying financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, accordingly, omit certain footnote disclosures and other information necessary to present the Company's financial position and results of operations for annual periods in accordance with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which includes the Company's Consolidated Financial Statements and Notes thereto for that period.

NOTE  2.  SIGNIFICANT  ACCOUNTING  POLICIES  ANDRECENTLY  ADOPTED  ACCOUNTING
-----------------------------------------------------------------------------
PRINCIPLES
----------

GOODWILL

The Company's accounting for goodwill is in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which the Company adopted as of January 1, 2002. Goodwill as of March 31, 2003 consists of $4.7 million of goodwill related to the acquisition of Paramount Dental Plan, Inc. ("Paramount") in August 2002, $3.9 million of goodwill related to the acquisition of a Texas-based dental health maintenance organization ("HMO") company in 1996, and $0.7 million of goodwill related to the acquisition of Ameritas Managed Dental Plan, Inc. ("Ameritas") in March
2003. See Note 3 for more information on the Paramount and Ameritas acquisitions. In the case of each acquisition, goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired. In the case of the 1996 acquisition, the balance is net of an adjustment in 1999 to reduce the carrying value of the goodwill to its estimated realizable value. The Company has not yet completed its determination of whether the assets acquired in the Ameritas acquisition in March 2003 include any separately identifiable intangible assets apart from goodwill. Accordingly, the entire excess of the purchase price over the net tangible assets acquired has been classified as goodwill, pending completion of this determination.

SFAS No. 142 requires that goodwill be evaluated for possible impairment on an annual basis and any time an event occurs that may have affected the value of the goodwill. The Company has established October 1 as the date on which it conducts its annual evaluation of goodwill for possible impairment. In accordance with SFAS No. 142, the Company tested its goodwill for possible impairment by estimating the fair value of each of its reporting units that include goodwill, and comparing the fair value of each reporting unit to the book value of the net assets of each reporting unit. The fair value of each reporting unit was determined primarily by estimating the discounted future cash flows of the reporting unit, and by estimating the amount for which the reporting unit could be sold to a third party, based on a market multiple of earnings. The Company had no impairment of its goodwill as of October 1, 2002, based on the method of testing for possible impairment established by SFAS No.
142. The estimates to which the results of the Company's test are the most sensitive are the amount of shared administrative expenses that are charged to each reporting unit, and the market multiple of earnings that is used to estimate the fair value of each reporting unit. The Company believes the estimates used in its test are reasonable and appropriate, but a significant change in either of these estimates could result in the indication of an impairment of goodwill. The Company is not aware of any events that have occurred since October 1, 2002, that represent an indication of a possible impairment.

Changes in the carrying amount of goodwill during the three months ended March 31, 2003 were as follows (in thousands):

     Balance at December 31, 2002                     $8,590
     Goodwill acquired (see Note 3)                      699
                                                      ------

       Balance at March 31, 2003                      $9,289
                                                      ======

INTANGIBLE  ASSETS

Intangible assets as of March 31, 2003 consist of customer relationships and other intangible assets with an aggregate net book value of $1.9 million, all of which were acquired in connection with the acquisition of Paramount in August 2002, as discussed in Note 3. The amount of the purchase price that was allocated to each of the intangible assets was equal to the Company's estimate of the fair value of each asset. Each intangible asset is being amortized over its estimated useful life on a straight-line basis.

CLAIMS  PAYABLE  AND  CLAIMS  INCURRED  BUT  NOT  REPORTED

The estimated liability for claims payable and claims incurred but not reported is based primarily on the average historical lag time between the date of service and the date the related claim is paid by the Company, the recent trend in payment rates, and the recent trend in the average number of incurred claims per covered individual. Since the liability for claims payable and claims incurred but not reported is an actuarial estimate, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are included in the consolidated statement of operations for the period in which the differences are identified.

RECOGNITION  OF  PREMIUM  REVENUE

Premium revenue is recognized in the period during which dental coverage is provided to the covered individuals. Payments received from customers in advance of the related period of coverage are reflected on the accompanying condensed consolidated balance sheet as deferred premium revenue.

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

The Company has chosen to use the accounting method described in APB No. 25. All stock options granted by the Company have an exercise price equal to the market value of the Company's common stock on the date of grant and accordingly, there is no employee compensation expense related to stock options reflected in the accompanying condensed consolidated statements of operations. Stock options granted generally become exercisable in equal annual installments over a three-year period after the date of grant.

The following table shows the pro forma effect of using the fair value method of accounting for stock options, as described by SFAS No. 123, on the Company's net income and net income per share (in thousands, except per share amounts):

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   ----------  ----------
                                                                      2003        2002
                                                                   ----------  ----------
     Net income, as reported                                       $     444   $     408
     Less - Employee compensation expense based on the fair value method of accounting for stock options, net of
       applicable tax effect                                            (161)       (214)
                                                                   ----------  ----------

     Pro forma net income                                          $     283   $     194
                                                                   ==========  ==========

     Basic net income per share, as reported                       $    0.01   $    0.01
     Pro forma basic net income per share                               0.01        0.01

     Diluted net income per share, as reported                     $    0.01   $    0.01
     Pro forma diluted net income per share                             0.01        0.01

SFAS No. 123 requires a publicly traded entity to estimate the fair value of stock-based compensation by using an option-pricing model that takes into account certain facts and assumptions. The facts and assumptions that must be taken into account are the exercise price, the expected life of the option, the current stock price, the expected volatility of the stock price, the expected dividends on the stock, and the risk-free interest rate. The option-pricing models commonly used were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the stock options granted by the Company. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model.

NET  INCOME  PER  SHARE

Net income per share is presented in accordance with SFAS No. 128, "Earnings Per Share." Basic net income per share is based on the weighted-average common shares outstanding, including the common shares into which the convertible preferred stock is convertible, but excluding the effect of other potentially dilutive securities. The number of basic common shares outstanding includes the common share equivalents of the convertible preferred stock, because the Company believes the convertible preferred stock is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. Diluted net income per share is based on the weighted- average common shares outstanding, including the effect of all potentially dilutive securities. During the three months ended March 31, 2003 and 2002, the potentially dilutive securities outstanding consisted of stock options and convertible notes. Diluted net income per share includes the effect of all outstanding stock options with an exercise price below the average market price of the Company's common stock during each applicable period. The Company issued two (2) convertible notes during the three months ended September 30, 2002, as discussed in Note 4. Each of these convertible notes would have an anti-dilutive effect on net income per share for the three-months ended March 31, 2003. Accordingly, the convertible notes are excluded from the calculation of diluted net income per share. As of March 31, 2003, these two convertible notes were convertible into an aggregate of 2,381,000 shares of common stock.

The differences between weighted-average basic shares outstanding and weighted-average diluted shares outstanding are as follows (in thousands):

                                                     THREE MONTHS ENDED
                                                        MARCH  31,
                                                    --------------------
                                                      2003       2002
                                                    ---------  ---------
     Weighted-average basic shares outstanding         35,693     34,812
     Effect of dilutive stock options                     296        756
                                                    ---------  ---------

       Weighted-average diluted shares outstanding     35,989     35,568
                                                    =========  =========

RECENTLY  ADOPTED  ACCOUNTING  PRINCIPLES

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. As a result, the criteria in APB No. 30 is now used to classify those gains and losses. SFAS No. 44 has been rescinded, as it is no longer necessary. SFAS No. 64 amended SFAS No. 4 and is no longer necessary, as SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions, and to require that the fair value of a lease guarantee be recorded as a liability on the guarantor's balance sheet for all guarantees issued after May 15, 2002. This statement also makes certain technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. SFAS No. 145 is generally effective for financial statements issued after May 15, 2002. The adoption of SFAS No. 145 had no significant effect on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for the cost of an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also requires that the liability be initially measured and recorded at fair value. SFAS No. 146 supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue No. 94-3, a liability for an exit cost, as defined in the EITF Issue, was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 had no significant effect on the Company's consolidated financial statements.

In  November  2002,  the  FASB  issued  FASB  Interpretation  No.  ("FIN")  45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 is an interpretation of FASB Statement Nos. 5, 57, and 107, and a rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor recognize a liability for the fair value of certain types of guarantees, at the time the guarantee is initially made. It also elaborates on the financial statement disclosures to be made by a guarantor about its obligations under certain types of guarantees. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 had no significant effect on the Company's consolidated financial statements.

In December 2002, the FASB Issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which is an amendment of SFAS No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No.

148 is effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 had no significant effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by the investing company if the investing company is obligated to absorb a majority of the losses incurred by the variable interest entity, or is entitled to receive a majority of the profits earned by the entity, or both. FIN 46 also requires disclosures about significant variable interests in entities that don't meet the criteria for consolidation. The consolidation requirements of FIN 46 are effective for all periods with respect to variable interest entities created after January 31, 2003. The consolidation requirements with respect to variable interest entities created prior to February 1, 2003 are effective for periods beginning after June 15, 2003. The disclosure requirements are effective for all financial statements issued after January 31, 2003. The Company had no variable interest entities as of March 31, 2003, and the adoption of FIN 46 had no significant effect on its consolidated financial statements.

NOTE  3.  ACQUISITIONS
----------------------

Effective August 30, 2002, the Company acquired all of the outstanding capital stock of Paramount Dental Plan, Inc. ("Paramount") for an aggregate cost of approximately $6.8 million, including acquisition expenses. Paramount was a dental benefits company located in Florida and was merged into the Company's Florida dental HMO subsidiary effective August 30, 2002. The business purpose of the acquisition was to increase the Company's market penetration in Florida, which is one of the Company's primary geographic markets. The acquisition increased the number of members in Florida for which the Company provides dental benefits from approximately 50,000 members to approximately 275,000 members.

The operations of Paramount are included in the Company's consolidated financial statements beginning on September 1, 2002. Following is certain pro forma statement of operations information, which reflects adjustments to the Company's historical financial statements for the three months ended March 31, 2002, as if the acquisition had been completed as of the beginning of that period (in thousands):

     Premium revenue, net                                $22,611
     Operating income                                        397
     Net income                                              364

     Basic net income per share                          $  0.01
     Diluted net income per share                           0.01

The above pro forma statement of operations information is not intended to indicate the results that would have occurred if the acquisition had actually been completed on the date indicated, or the results that may occur in any future period.

Effective March 31, 2003, the Company acquired all of the outstanding capital stock of Ameritas Managed Dental Plan, Inc. ("Ameritas") for a purchase price of $1.1 million in cash, plus contingent quarterly payments during the five years following the acquisition date. Each contingent quarterly payment is equal to 10% of the actual premium revenue during the quarter from customers of Ameritas that existed as of March 31, 2003. The Company recorded a $176,000 liability as of March 31, 2003, for the estimated contingent quarterly payments related to the remaining portion of annual customer contracts that are in force as of April 1, 2003. The Company intends to accrue additional portions of the contingent purchase price in the future, if and when the payment of such amounts becomes probable, based on the renewal of existing customer contracts. Ameritas had premium revenue of $3.7 million during the year ended December 31, 2002, and accordingly, the maximum aggregate amount of the contingent quarterly payments over the five-year period would be approximately $1.8 million, if the Company retained all of the existing customers of Ameritas for five years after the acquisition date at the premium rates in effect during 2002.

Ameritas is a dental benefits company located in California. The business purpose of the acquisition was to increase the Company's market penetration in California, which is one of the Company's primary geographic markets. The acquisition increased the number of members in California for which the Company provides dental benefits from approximately 300,000 members to approximately 330,000 members.

The aggregate purchase price recorded by the Company as of March 31, 2003, including the amount paid at closing and the estimated liability for contingent quarterly payments, is approximately $1.3 million. The cost of the acquisition was allocated among the assets acquired as follows (in thousands):

     Fair value of net assets acquired:
       Cash and cash equivalents                             $  287
       Investments                                              465
       Goodwill                                                 699
       Other assets                                             195
       Accounts payable and accrued liabilities                 (84)
       Deferred premium revenue                                (258)
                                                             -------
         Total cost of acquisition                           $1,304
                                                             =======

The Company has not yet completed its determination of whether the assets acquired include separately identifiable intangible assets apart from goodwill. Accordingly, the excess of the purchase price over the net tangible assets acquired has been classified as goodwill, pending completion of this determination. The operations of Ameritas will be included in the Company's consolidated financial statements beginning on April 1, 2003.

NOTE  4.  LONG-TERM  DEBT  AND  CAPITAL  LEASE  OBLIGATIONS
-----------------------------------------------------------

Long-term debt and capital lease obligations consisted of the following (in thousands):

                                                      MARCH 31,    DECEMBER 31,
                                                        2003           2002
                                                     -----------  --------------
     Secured convertible promissory note             $    2,226   $       2,427
     Unsecured convertible promissory note                1,643           1,798
     Capital lease obligations                              935           1,202
                                                     -----------  --------------
       Total debt and capital lease obligations           4,804           5,427
     Less - Current portion                              (2,259)         (2,430)
                                                     -----------  --------------
       Long-term debt and capital lease obligations  $    2,545   $       2,997
                                                     ===========  ==============

Effective in August 2002, the Company issued a secured convertible promissory note for $2,625,000 in connection with the acquisition of Paramount, which is discussed in Note 3. The note bears interest at 7.0% annually, and is payable in 36 equal monthly installments of principal and interest, beginning in October 2002. The outstanding balance under the secured convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share, at any time after August 30, 2003. The convertible note is secured by the stock of the Company's dental HMO subsidiary in Florida.

In August 2002, the Company borrowed $2.0 million from one of its principal stockholders under an unsecured convertible promissory note. The note bears interest at 7.0% annually, and is payable in 36 equal monthly installments of principal and interest, beginning in September 2002. The outstanding balance under the unsecured convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share, at any time after one year from the date of the borrowing.

The outstanding capital lease obligations consist primarily of two leases entered into by the Company in June 2002. Those two leases are related to the purchase of an updated version of the Company's primary computer software application and the purchase of formerly leased furniture for the Company's primary administrative office. The Company intends to use the new software as its primary business application, which will be used for eligibility file maintenance, billing and collections, payment of health care expenses, utilization review and other related activities. The new software application will replace the Company's two existing systems with a single system that can be used for all of the Company's existing product lines. The cost of both of the Company's two existing systems is fully depreciated as of March 31, 2003. Under each of these two capital leases, the Company has an option to purchase the leased assets for $1.00 at the expiration of the lease.

NOTE  5.  EXCHANGE  OF  CONVERTIBLE  PREFERRED  STOCK
-----------------------------------------------------

Prior to May 2002, there were 300,000 shares of convertible preferred stock issued and outstanding. Each share had a par value of $100 and a liquidation preference of $100, and was convertible into 100 shares of the Company's common stock. In May 2002, each outstanding share of convertible preferred stock was exchanged for 100 new shares of convertible preferred stock. Each new share of convertible preferred stock has a par value of $1.00 and a liquidation preference of $1.00, and is convertible into one share of the Company's common stock. All other rights and preferences of the convertible preferred stock remained the same. All references to the convertible preferred stock in the accompanying condensed consolidated financial statements reflect the effects of this exchange on a retroactive basis.

NOTE  6.  INCOME  TAXES
-----------------------

The Company's accounting for income taxes is in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are recognized in the Company's financial statements in different periods than those in which the events are recognized in the Company's tax returns. The measurement of deferred tax assets and liabilities is based on current tax laws as of the balance sheet date. The Company records a valuation allowance related to deferred tax assets in the event that available evidence indicates that the future tax benefits related to the deferred tax assets may not be realized. A valuation allowance is required when it is more likely than not that the deferred tax assets will not be realized.

The Company's net deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether those net assets will be realized in the future. The uncertainty is primarily due to large losses incurred by the Company during 1998, 1999 and 2000, relative to the amounts of income earned by the Company during 2001, 2002 and the first quarter of 2003, as well as the existence of significant net operating loss carryforwards.

Due to the conversion of outstanding debt into convertible preferred stock in January 2001, there was a "change of control" of the Company for purposes of Internal Revenue Code Section 382, effective January 31, 2001. As a result, effective January 31, 2001, the amount of pre-existing net operating loss carryforwards that can be used to offset current taxable income on the Company's federal income tax return is limited to approximately $350,000 per year. As of December 31, 2002, the Company had net operating loss carryforwards for federal and California state tax purposes of approximately $9.8 million and $5.2 million, respectively, which are net of the amounts that will expire unused due to the change of control limitation. The federal and California state net operating loss carryforwards will begin to expire in 2018 and 2004, respectively.

The Company had taxable income for federal income tax purposes for the three months ended March 31, 2003 and 2002, but its taxable income in both periods was completely offset by net operating loss carryforwards from previous years. The State of California has suspended the use of net operating loss carryforwards to offset current taxable income in 2003 for all corporations. The Company had a net loss for California state tax purposes during the three months ended March 31, 2003.

NOTE  7.  TOTAL  COMPREHENSIVE  INCOME
--------------------------------------

Total comprehensive income includes the change in stockholders' equity during the period from transactions and other events and circumstances from non-stockholder sources. Total comprehensive income of the Company for the three months ended March 31, 2003 and 2002, includes net income and other comprehensive income or loss, which consists of unrealized gains and losses on marketable securities, net of realized gains and losses that occurred during the period. Other comprehensive income (loss) was $(10,000) and $(36,000) for the three months ended March 31, 2003 and 2002, respectively. Total comprehensive income was $434,000 and $372,000 for the three months ended March 31, 2003 and 2002, respectively.

NOTE  8.  COMMITMENTS  AND  CONTINGENCIES
-----------------------------------------

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

In the case of the assigned leases, the Company is secondarily liable for the lease payments in the event the purchasers of those practices fail to make the payments. As of March 31, 2003, the total of the minimum annual payments under these leases was approximately $1.3 million, and the aggregate contingent liability of the Company related to these leases was approximately $2.9 million over the remaining terms of the lease agreements, which expire at various dates through 2007. In the event that the parties to which these lease agreements have been assigned defaulted on the leases, the aggregate contingent liability of approximately $2.9 million could be mitigated by the Company by subleasing the related office space to other parties, although there can be no assurance it would be able to do so. The Company has not been notified of any defaults under these leases that would materially affect the Company's consolidated financial position. The aggregate contingent lease obligation of $2.9 million excludes $85,000 of estimated lease obligations that have been accrued as of March 31, 2003, due to a failure by one of the entities to make the lease payments under a lease that was assigned to that entity by the Company. This estimated lease obligation is included in the accompanying condensed consolidated balance sheet under the caption "Accrued Expenses."

GUARANTEES  AND  INDEMNITIES

As discussed above, the Company has contingent lease obligations under which it is secondarily liable for the lease payments under dental office leases that have been assigned to third parties. In the event those third parties fail to make the lease payments, the Company could be obligated to make the lease payments itself. The Company has also purchased a letter of credit for $250,000 in connection with a certain customer agreement. In the event the Company fails to meet its financial obligations to the customer, the customer would be able to use the letter of credit to satisfy the Company's obligations, in which case the Company would be obligated to repay the issuer of the letter of credit. The Company also indemnifies its directors and officers to the maximum extent permitted by Delaware law. In addition, the Company makes indemnities to its customers in connection with the sale of dental and vision benefit plans in the ordinary course of business. The maximum amount of potential future payments under all of the preceding guarantees and indemnities cannot be determined. The Company has recorded no liabilities related to these guarantees and indemnities in the accompanying consolidated balance sheets, except as described above under "Contingent Lease Obligations." The Company issued no guarantees during the three months ended March 31, 2003.

LIABILITY  INSURANCE

The Company's directors' and officers' liability insurance policy, which contained $5 million of coverage after a $250,000 deductible, expired on September 30, 2002. Due to a significant increase in the cost of such insurance, the Company has elected not to purchase this insurance coverage effective October 1, 2002.

GOVERNMENT  REGULATION

As of March 31, 2003, one of the Company's subsidiaries, which had an insignificant amount of revenue during the three months ended March 31, 2003 and 2002, was not in compliance with the applicable regulatory net worth requirement. The Company has not invested the required funds in this subsidiary because the Company is in the process of closing that subsidiary's business, and the Company has received a waiver of compliance from the applicable regulatory agency. During the three months ended March 31, 2003 and 2002, another of the Company's subsidiaries was not in compliance with a regulatory requirement that limits the amount of the subsidiary's administrative expenses as a percentage of premium revenue. The Company has discussed this noncompliance with the applicable regulatory agency, and that agency has taken no action with respect to this noncompliance. The Company believes these two instances of noncompliance with regulatory requirements will have no significant effect on its consolidated financial statements.

NOTE  9.  SUBSEQUENT  EVENTS
----------------------------

On April 7, 2003, the Company entered into a definitive agreement to purchase all of the outstanding capital stock of Health Net Dental, Inc. ("HN Dental") and certain group dental insurance business underwritten by Health Net Life Insurance Company ("HN Life"), which is an affiliate of HN Dental, for $9.0 million in cash, subject to regulatory approval. HN Dental is a California dental HMO, which had premium revenue of approximately $46 million during the year ended December 31, 2002. In addition, the group dental insurance business being acquired generated premium revenue of approximately $14 million during the year ended December 31, 2002. The transaction is currently pending regulatory approval.

On April 7, 2003, the Company also entered into a binding letter of intent to purchase all of the outstanding capital stock of Health Net Vision, Inc. ("HN Vision"), which is an affiliate of HN Dental, and certain group vision insurance business underwritten by HN Life, for $3.0 million in cash, subject to regulatory approval. A substantial portion of the business of HN Vision will be transferred to a third party prior to the Company's acquisition of HN Vision, and the remainder of the business of HN Vision will be transferred to the Company. HN Vision is a California vision HMO, and the portion of its business that is being acquired by the Company generated premium revenue of approximately $5 million during the year ended December 31, 2002. In addition, the group vision insurance business being acquired generated premium revenue of approximately $1 million during the year ended December 31, 2002. The transaction is currently pending negotiation of definitive agreements and regulatory approval.

The Company plans to finance the two transactions described above through the issuance of up to approximately $18 million of unsecured convertible promissory notes to certain of its principal stockholders. The proceeds from the convertible notes will be used to finance the two pending transactions described above, to increase the net worth of the Company's insurance subsidiary to support the group dental and vision insurance business to be acquired, and to provide working capital that may be required in connection with the integration of the acquired businesses into the Company's existing operations.

The Company has reached an oral agreement with the principal stockholders referred to above, regarding the expected terms of the convertible notes. In accordance with this agreement, the convertible notes will bear interest at 6.0% annually, and will be convertible into the Company's common stock at the rate of $1.75 per share, at the option of the holder. There will be no principal payments due under the convertible notes during the first six years after issuance, principal payments will be due during the succeeding four years pursuant to a ten-year amortization schedule, and the remaining balance will be payable in full ten years after the date of issuance. The convertible notes will be payable in full upon a change in control of the Company, at the holder's option. Provided that the Company redeems all of the outstanding convertible notes at the same time, it will have the option of redeeming the convertible notes for 229% of the face value of the notes during the first seven years after the date of issuance, for 257% of the face value during the eighth year after issuance, for 286% of the face value during the ninth year after issuance, and for 323% of the face value during the tenth year after issuance. The issuance of the convertible notes is currently pending negotiation of definitive agreements and the completion of the acquisitions described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. The Company desires to take advantage of these safe harbor provisions. The following risk factors, as well as the risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and the Company's Current Reports on Form 8-K filed on February 14, 2003, April 3, 2003, April 25, 2003, and May 5, 2003, all of which have been filed with the Securities and Exchange Commission, should be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

The statements contained in this MD&A concerning expected growth, the outcome of business strategies, future operating results and financial position, economic and market events and trends, future premium revenue, future health care expenses, the Company's ability to control health care, selling, general and administrative expenses, and all other statements that are not historical facts, are forward-looking statements. Words such as expects, projects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions, are also intended to identify forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and contingencies, many of which are beyond the control of the Company. Actual results may differ materially from those projected in the forward-looking statements.

All of the risks set forth below could negatively impact the earnings of the Company in the future. The Company's expectations for the future are based on current information and its evaluation of external influences. Changes in any one factor could materially impact the Company's expectations related to revenue, premium rates, benefit plans offered, membership enrollment, the amount of health care expenses incurred, and profitability, and therefore, affect the forward-looking statements which may be included in this report. In addition, past financial performance is not necessarily a reliable indicator of future performance. An investor should not use historical performance alone to anticipate future results or future period trends for the Company.

RISK  FACTORS

The Company's business and competitive environment include numerous factors that expose the Company to risk and uncertainty. Some risks are related to the dental benefits industry in general and other risks are related to the Company specifically. Due to the risks and uncertainties described below, there can be no assurance that the Company will be able to maintain its current market position. Some of the risk factors described below have adversely affected the Company's operating results in the past, and all of these risk factors could affect its future operating results.

INTEGRATION  OF  ACQUIRED  COMPANIES

The  Company  completed  the  acquisition  of  Paramount  Dental  Plan,  Inc.
("Paramount") effective on August 30, 2002, and the acquisition of Ameritas Managed Dental Plan, Inc. ("Ameritas") effective on March 31, 2003. The Company is in the process of integrating the business operations of both Paramount and Ameritas into the Company's pre-existing operations. Due to the complexities inherent in this process, there is a risk that the Company may not be able to complete such integration activities in a timely and effective manner. In such case, the Company may not be able to retain all of the customers of the acquired companies, resulting in a loss of revenue, and the Company's general and administrative expenses could be higher than expected, which could have a negative impact on the Company's overall profitability.

GOVERNMENT  REGULATION

The dental benefits industry is subject to extensive state and local laws, rules and regulations. Several of the Company's operating subsidiaries are subject to various requirements imposed by state laws and regulations related to the operation of a dental HMO plan or a dental insurance company, including the maintenance of a minimum amount of net worth, and these requirements could be changed in the future. There can be no assurance that the Company will be able to meet all applicable regulatory requirements in the future.

HEALTH  INSURANCE  PORTABILITY  AND  ACCOUNTABILITY  ACT  OF  1996  ("HIPAA")

HIPAA imposes various responsibilities on the Company, which are primarily related to protecting confidential information related to its subscribers and their dependents. The Company is in the process of developing policies and procedures to comply with these requirements. The total cost of compliance with HIPAA is not known at this time. There is a risk that the Company will not be able to successfully implement all of the HIPAA requirements. There is also a risk that the cost of compliance with HIPAA could have a material adverse impact on the Company's financial position.

CONTINGENT  LEASE  OBLIGATIONS

The Company sold all of its general dental practices and orthodontic practices in 1996, 1997 and 1998. The Company also re-sold certain of these practices in October 2000, after the original purchaser of a number of the practices defaulted on its obligations to the Company. All of the office lease agreements related to those practices either have been assigned to the respective purchasers of the practices, or have expired. As of March 31, 2003, the Company is contingently liable for an aggregate of approximately $2.9 million of office lease obligations related to those practices for which the leases have been assigned. Although the leases have been assigned to the purchasers of those practices, there can be no assurance that the persons and/or entities to which these office leases were assigned will make the lease payments, and that the Company will not become liable for those payments.

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

ABILITY  TO  MAINTAIN  REVENUE

The combined premium revenue of the Company and Paramount decreased from $22.6 million on a pro forma basis during the three months ended March 31, 2002, to $21.9 million during the comparable period in 2003, primarily due to the loss of a number of customers, and a net decrease in the enrollment within existing customers. The Company intends to expand its business in the future and to increase its annual revenue, but there can be no assurance the Company will be able to maintain its current level of revenue or increase it in the future. The ability of the Company to maintain its existing business or to expand its business depends on a number of factors, including existing and emerging competition, its ability to maintain its relationships with existing customers and brokers, its ability to maintain competitive networks of dental providers, its ability to maintain effective control over the cost of dental services, and its ability to obtain sufficient working capital to support an increase in revenue.

UTILIZATION  OF  DENTAL  CARE  SERVICES

Under the Company's dental PPO/indemnity plan designs, the Company assumes the underwriting risk related to the frequency and cost of dental services provided to the covered individuals. Under the Company's dental HMO plan designs, the Company assumes underwriting risk related to the frequency and cost of specialist services, the cost of supplemental payments made to general dentists, and the frequency and cost of dental services provided by general dentists with whom the Company does not have standard capitation arrangements. If the Company does not accurately assess these underwriting risks, the premium rates charged to its customers might not be sufficient to cover the cost of the dental services delivered to subscribers and dependents. This could have a material adverse effect on the Company's operating results.

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

CRITICAL  ACCOUNTING  POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of those accounting principles includes the use of estimates and assumptions that have been made by management, and which the Company believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses in the accompanying condensed consolidated financial statements. The Company believes the most critical accounting policies used to prepare the accompanying condensed consolidated financial statements are the following:

ACCOUNTS  RECEIVABLE

Accounts receivable represent uncollected premiums related to coverage periods prior to the balance sheet date, and are stated at the estimated collectible amounts, net of an allowance for bad debts. The Company continuously monitors the timing and amount of its premium collections, and maintains a reserve for estimated bad debt losses. The amount of the reserve is based primarily on the Company's historical experience and any customer-specific collection issues that are identified. The Company believes its reserve for bad debt losses is adequate
as of       March 31, 2003. However, there can be no assurance that the bad debt losses ultimately incurred will not exceed the reserve for bad debts established by the Company.

NOTES  RECEIVABLE

Notes receivable are stated at their estimated realizable values, net of an allowance for bad debts. The Company continuously monitors its collection of payments on the notes receivable, and maintains a reserve for estimated bad debt losses. The amount of the reserve is based primarily on the Company's historical experience in collecting similar notes receivable that are no longer outstanding, and any available information about the financial condition of the note issuers, although the Company has access to very little such information. The Company believes its reserve for bad debt losses is adequate as of March 31, 2003. However, there can be no assurance that the Company will realize the carrying amount of its notes receivable.

GOODWILL

The Company's accounting for goodwill is in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which the Company adopted as of January 1, 2002. Goodwill as of March 31, 2003 consists of $4.7 million of goodwill related to the acquisition of Paramount Dental Plan, Inc. ("Paramount") in August 2002, $3.9 million of goodwill related to the acquisition of a Texas-based dental health maintenance organization ("HMO") company in 1996, and $0.7 million of goodwill related to the acquisition of Ameritas Managed Dental Plan, Inc. ("Ameritas") in March 2003. See Note 3 to the accompanying condensed consolidated financial statements for more information on the Paramount and Ameritas acquisitions. In the case of each acquisition, goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired. In the case of the 1996 acquisition, the balance is net of an adjustment in 1999 to reduce the carrying value of the goodwill to its estimated realizable value. The Company has not yet completed its determination of whether the assets acquired in the Ameritas acquisition in March 2003 include any separately identifiable intangible assets apart from goodwill. Accordingly, the entire excess of the purchase price over the net tangible assets acquired has been classified as goodwill, pending completion of this determination.

SFAS No. 142 requires that goodwill be evaluated for possible impairment on an annual basis and any time an event occurs that may have affected the value of the goodwill. The Company has established October 1 as the date on which it conducts its annual evaluation of goodwill for possible impairment. In accordance with SFAS No. 142, the Company tested its goodwill for possible impairment by estimating the fair value of each of its reporting units that include goodwill, and comparing the fair value of each reporting unit to the book value of the net assets of each reporting unit. The fair value of each reporting unit was determined primarily by estimating the discounted future cash flows of the reporting unit, and by estimating the amount for which the reporting unit could be sold to a third party, based on a market multiple of earnings. The Company had no impairment of its goodwill as of October 1, 2002, based on the method of testing for possible impairment established by SFAS No.
142. The estimates to which the results of the Company's test are the most sensitive are the amounts of shared administrative expenses that are charged to each reporting unit, and the market multiple of earnings that is used to estimate the fair value of each reporting unit. The Company believes the estimates used in its test are reasonable and appropriate, but a significant change in either of these estimates could result in the indication of an impairment of goodwill. The Company is not aware of any events that have occurred since October 1, 2002, that represent an indication of a possible impairment. However, there can be no assurance that impairment will not occur in the future.

INTANGIBLE  ASSETS

Intangible assets as of March 31, 2003 consist of customer relationships and other intangible assets with an aggregate net book value of $1.9 million, all of which were acquired in connection with the acquisition of Paramount in August 2002, as discussed in Note 3 to the accompanying condensed consolidated financial statements. The amount of the purchase price that was allocated to each of the intangible assets was equal to the Company's estimate of the fair value of each asset. Each intangible asset is being amortized over its estimated useful life on a straight-line basis.

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

RECOGNITION  OF  PREMIUM  REVENUE

Premium revenue is recognized in the period during which dental coverage is provided to the covered individuals. Payments received from customers in advance of the related period of coverage are reflected on the accompanying condensed consolidated balance sheet as deferred premium revenue.

INCOME  TAXES

The Company's accounting for income taxes is in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are recognized in the Company's financial statements in different periods than those in which the events are recognized in the Company's tax returns. The measurement of deferred tax assets and liabilities is based on current tax laws as of the balance sheet date. The Company records a valuation allowance related to deferred tax assets in the event that available evidence indicates that the future tax benefits related to deferred tax assets may not be realized. A valuation allowance is required when it is more likely than not that the deferred tax assets will not be realized.

The Company's net deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether those net assets will be realized in the future. The uncertainty is primarily due to cumulative operating losses incurred by the Company during the period from January 1, 1998 to March 31, 2003, and the existence of significant net operating loss carryforwards.

RESULTS  OF  OPERATIONS

The following table shows the Company's results of operations as a percentage of premium revenue, and is used in the period-to-period comparisons discussed below.

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   ----------------------
                                                      2003        2002
                                                   ----------  ----------
Premium revenue, net                                   100.0%      100.0%

Health care services expense                            68.9        70.3
Selling, general and administrative expense             29.0        28.2
                                                   ----------  ----------
  Operating income                                       2.1         1.5

Investment and other income                              0.4         0.5
Interest expense                                        (0.5)         --
                                                   ----------  ----------
  Income before income taxes                             2.0         2.0
Income tax expense                                        --          --
                                                   ----------  ----------

  Net income                                             2.0%        2.0%
                                                   ==========  ==========

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Premium revenue increased by $1.2 million, or 5.9%, from $20.7 million in 2002 to $21.9 million in 2003. The average membership for which the Company provided dental coverage increased by approximately 185,000 members, or 33.5%, from 552,000 members during 2002 to 737,000 members during 2003. The operations of Paramount are included in the Company's financial statements beginning on September 1, 2002. Average membership increased in 2003 by approximately 220,000 members due to the Paramount acquisition, but this increase was partially offset by the loss of a number of the Company's customers, and a net decrease in its enrollment within retained customers. The Company believes the net decrease in its enrollment within retained customers is primarily due to reduced employment levels within its customers due to general economic conditions, and to reduced enrollment in the Company's dental benefit plans due to significant increases in the cost of medical coverage, which may cause employers and employees to allocate less spending for the purchase of dental coverage, which is usually viewed as being more discretionary than medical coverage. Premium revenue increased by only 5.9% even though average membership increased 33.5%. This was primarily due to the Paramount acquisition, as the business acquired from Paramount consists largely of products that have significantly lower premium rates than the Company's pre-existing business. This is because the dental plan designs offered by Paramount include a significantly lower level of benefits than the benefit plans offered by the Company prior to the acquisition of Paramount. Substantially all of the Company's premium revenue was derived from dental benefit plans in 2003 and 2002. Premium revenue from vision benefit plans and other products was not material in 2003 or 2002.

Health care services expense increased by $0.5 million, or 3.7%, from $14.6 million in 2002 to $15.1 million in 2003. Health care services expense as a percentage of premium revenue (the "loss ratio") decreased from 70.3% in 2002 to 68.9% in 2003, primarily due to the Paramount acquisition. The business acquired from Paramount has a significantly lower loss ratio than the Company's pre-existing business, which is primarily due to the type of benefit plan designs sold by Paramount. The loss ratios in the Company's pre-existing business were substantially the same in 2003 and 2002.

Selling, general and administrative ("SG&A") expense increased by $0.5 million, or 8.8%, from $5.8 million in 2002 to $6.3 million in 2003. SG&A expense as a percentage of premium revenue increased from 28.2% in 2002 to 29.0% in 2003. The increase in SG&A expense is primarily due to increases in selling expenses and amortization expense. The increase in selling expenses includes modest increases in salaries, internal commissions, sales consultant costs, and broker commissions, which are primarily related to the Company's efforts to increase its new sales activity. The increase in amortization expense is primarily due to $117,000 of amortization expense related to the intangible assets acquired in connection with the Paramount acquisition in August 2002.

Investment and other income decreased from $116,000 in 2002 to $79,000 in 2003, which was primarily due to a decrease in the amount of investments held by the Company, compared to the first quarter of 2002, a decrease in interest rates on short-term fixed-income investments, and a decrease in interest income from notes receivable.

Income before income taxes was $0.4 million, and 2.0% of premium revenue, in both 2003 and 2002. The decrease in the loss ratio from 70.3% in 2002 to 68.9% in 2003 was offset by an increase in SG&A expense as a percentage of premium revenue from 28.2% in 2002 to 29.0% in 2003, as discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's net working capital decreased from $2.0 million as of December 31, 2002, to $1.5 million as of March 31, 2003, primarily due to the acquisition of Ameritas in March 2003, as discussed in Note 3 to the accompanying condensed consolidated financial statements. The Ameritas acquisition decreased working capital by a net amount of $0.7 million, which represents the goodwill acquired in the transaction. The Company made $0.6 million of payments on debt during the quarter ended March 31, 2003, but this was offset by the total of net income plus depreciation and amortization, which was $0.8 million during the quarter.

The Company's total debt decreased from $5.4 million as of December 31, 2002, to $4.8 million as of March 31, 2003, primarily due to payments made during the first quarter of 2003, as noted above. The aggregate principal payments due under all of the Company's debt, including its capital leases, are $1.8 million during the remainder of 2003, $1.8 million in 2004, and $1.2 million in 2005.

In August 2002, the Company borrowed $2.0 million from one of its principal stockholders, which was used to increase the Company's working capital, to provide for the payments due under the two capital lease obligations entered into in June 2002, as discussed in Note 4 to the accompanying condensed consolidated financial statements, and to provide for the payments due under the settlement of the stockholder litigation. The borrowing was made under an unsecured convertible note that bears interest at 7.0% annually, and is payable in 36 equal monthly installments of principal and interest, beginning in September 2002. The outstanding balance under the convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share, at any time after one year from the date of the borrowing.

Effective August 30, 2002, the Company acquired all of the outstanding capital stock of Paramount for a total cost of approximately $6.8 million, consisting of $3.0 million in cash, a secured convertible note for $2,625,000, 769,231 shares of the Company's common stock, and $164,000 of transaction expenses. The secured convertible note bears interest at 7.0% annually, and is payable in 36 equal monthly installments of principal and interest, beginning in October 2002. The outstanding balance under the secured convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share, at any time after August 30, 2003. The convertible note is secured by the stock of the Company's dental HMO subsidiary in Florida. The operations of Paramount are included in the Company's consolidated financial statements beginning on September 1, 2002.

Effective March 31, 2003, the Company acquired all of the outstanding capital stock of Ameritas for a purchase price of $1.1 million in cash, plus contingent quarterly payments during the five years following the acquisition date. Each contingent quarterly payment is equal to 10% of the actual premium revenue during the quarter from customers of Ameritas that existed as of March 31, 2003. Ameritas had premium revenue of $3.7 million during the year ended December 31, 2002, and accordingly, the maximum aggregate amount of the contingent quarterly payments would be approximately $1.8 million, if the Company retained all of the existing customers of Ameritas for five years after the acquisition date at the premium rates in effect during 2002. See Note 3 to the accompanying condensed consolidated financial statements for more information on this acquisition. The operations of Ameritas will be included in the Company's consolidated financial statements beginning on April 1, 2003.

On April 7, 2003, the Company entered into a definitive agreement to purchase all of the outstanding capital stock of Health Net Dental, Inc. ("HN Dental") and certain group dental insurance business underwritten by Health Net Life Insurance Company ("HN Life"), which is an affiliate of HN Dental, for $9.0 million in cash, subject to regulatory approval. HN Dental is a California dental HMO, which had premium revenue of approximately $46 million during the year ended December 31, 2002. In addition, the group dental insurance business being acquired generated premium revenue of approximately $14 million during the year ended December 31, 2002. The transaction is currently pending regulatory approval.

On April 7, 2003, the Company also entered into a binding letter of intent to purchase all of the outstanding capital stock of Health Net Vision, Inc. ("HN Vision"), which is an affiliate of HN Dental, and certain group vision insurance business underwritten by HN Life, for $3.0 million in cash, subject to regulatory approval. A substantial portion of the business of HN Vision will be transferred to a third party prior to the Company's acquisition of HN Vision, and the remainder of the business of HN Vision will be transferred to the Company. HN Vision is a California vision HMO, and the portion of its business that is being acquired by the Company generated premium revenue of approximately $5 million during the year ended December 31, 2002. In addition, the group vision insurance business being acquired generated premium revenue of approximately $1 million during the year ended December 31, 2002. The transaction is currently pending negotiation of definitive agreements and regulatory approval.

The Company plans to finance the two transactions described above through the issuance of up to approximately $18 million of unsecured convertible promissory notes to certain of its principal stockholders. The proceeds from the convertible notes will be used to finance the two pending transactions described above, to increase the net worth of the Company's insurance subsidiary to support the group dental and vision insurance business to be acquired, and to provide working capital that may be required in connection with the integration of the acquired businesses into the Company's existing operations.

The Company has reached an oral agreement with the principal stockholders referred to above, regarding the expected terms of the convertible notes. In accordance with this agreement, the convertible notes will bear interest at 6.0% annually, and will be convertible into the Company's common stock at the rate of $1.75 per share, at the option of the holder. There will be no principal payments due under the convertible notes during the first six years after issuance, principal payments will be due during the succeeding four years pursuant to a ten-year amortization schedule, and the remaining balance will be payable in full ten years after the date of issuance. The convertible notes will be payable in full upon a change in control of the Company, at the holder's option. Provided that the Company redeems all of the outstanding convertible notes at the same time, it will have the option of redeeming the convertible notes for 229% of the face value of the notes during the first seven years after the date of issuance, for 257% of the face value during the eighth year after issuance, for 286% of the face value during the ninth year after issuance, and for 323% of the face value during the tenth year after issuance. The issuance of the convertible notes is currently pending negotiation of definitive agreements and the completion of the acquisitions described above.

The Company believes it has adequate financial resources to continue its current operations for the foreseeable future. The Company also believes it will be able to meet all of its financial obligations from its existing financial resources and future cash flows from its operations, except for the obligation to complete the pending acquisitions of HN Dental, HN Vision, and the related dental insurance and vision insurance businesses. As discussed above, the Company plans to finance these acquisitions through the issuance of convertible notes to certain of its principal stockholders. Although the Company believes it can meet its other financial obligations from its internal resources, there can be no assurance that the Company's future earnings will be adequate to make all of the payments on the Company's various obligations as they become due.

Net cash provided by operating activities increased from $0.4 million during the three months ended March 31, 2002, to $1.4 million during the first quarter of 2003. The increase is primarily due to $0.1 million of net cash provided by an increase in claims incurred but not reported ("IBNR") during 2003, compared to $0.8 million of net cash used by a decrease in claims payable and IBNR in 2002. The decrease in claims payable and IBNR in 2002 was primarily due to an intentional decrease in the processing time for payment of provider claims. Due in part to the recent decline in interest rates on investments, the Company has adopted the practice of paying all provider claims as rapidly as possible, in order to enhance its image among dental providers. The reduced processing times for payment of provider claims have been substantially maintained through the first quarter of 2003.

Net cash provided by investing activities decreased from $1.3 million in 2002 to $0.1 million in 2003. The decrease is primarily due to a decrease in the proceeds from liquidation of investments from $1.6 million in 2002 to $0.8 million in 2003. The liquidation of investments in 2002 was related to the net cash used to reduce claims payable and IBNR by $0.8 million in 2002, as discussed above.

Net cash used in financing activities decreased from $0.9 million in 2002 to $0.6 million in 2003. The Company made $0.6 million of debt payments in 2003, compared to $0.8 million of net cash used in 2002 to decrease the amount of bank overdrafts, which are due to outstanding checks not yet presented for payment.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company is subject to risk related to changes in short-term interest rates, due to its investments in interest-bearing securities. As of March 31, 2003, the Company's total cash and investments were approximately $13.4 million. Therefore, a one percentage-point change in short-term interest rates would have a $134,000 impact on the Company's annual investment income. The Company is not subject to a material amount of risk related to changes in foreign currency exchange rates.

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

In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers then in office violated certain securities laws by issuing alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. During 2002 the Company settled the lawsuit for a payment of $1.25 million to the plaintiffs, without any admission of liability. The agreement between the Company and the plaintiffs was approved by the District Court in September 2002, and the matter has been dismissed with prejudice. The Company's insurer paid $1.0 million of the cost of the settlement. Accordingly, the Company recorded a $250,000 expense during the three months ended June 30, 2002, which was included in selling, general and administrative expenses.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

None.

(b)     REPORTS  ON  FORM  8-K.

The Company filed a Current Report on Form 8-K on April 3, 2003, to report the completion of the acquisition of Ameritas Managed Dental Plan, Inc. effective March 31, 2003. See Note 3 to the accompanying condensed consolidated financial statements for more information on this transaction.

The Company filed a Current Report on Form 8-K on April 25, 2003, to report the execution of a definitive agreement to purchase all of the outstanding stock of Health Net Dental, Inc. ("HN Dental") and certain group dental insurance business underwritten by Health Net Life Insurance Company ("HN Life"), which is an affiliate of HN Dental, for $9.0 million in cash, subject to regulatory approval, and to report the execution of a binding letter of intent to purchase all of the outstanding capital stock of Health Net Vision, Inc. ("HN Vision"), which is an affiliate of HN Dental, and certain group vision insurance business underwritten by HN Life, for $3.0 million in cash, subject to regulatory approval. These transactions are currently pending regulatory approval, and in the case of the HN Vision transaction, pending negotiation of definitive agreements. See Note 9 to the accompanying condensed consolidated financial statements for more information on these transactions.

The Company filed a Current Report on Form 8-K on May 5, 2003, to report the issuance of a news release containing information on the Company's results of operations for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on the 13th day of May 2003.

                SAFEGUARD  HEALTH  ENTERPRISES,  INC.


                    By:   /s/  James  E.  Buncher
                          -----------------------
                          James  E.  Buncher
                          President  and  Chief  Executive  Officer
                          (Principal  Executive  Officer)


                    By:   /s/  Dennis  L.  Gates
                          ----------------------
                          Dennis  L.  Gates
                          Senior Vice President and Chief Financial Officer (Chief Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002;
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003


Each of the undersigned hereby certifies in his capacity as an officer of SafeGuard Health Enterprises, Inc. (the "Company"), that the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this certification has been signed by the undersigned in the City of Aliso Viejo, State of California, on the 13th day of May 2003.


             SAFEGUARD  HEALTH  ENTERPRISES,  INC.


                  By:     /s/  James  E.  Buncher
                               -----------------------
                               James  E.  Buncher
                               President  and  Chief  Executive  Officer
                               (Principal  Executive  Officer)


                  By:     /s/  Dennis  L.  Gates
                               ----------------------
                               Dennis  L.  Gates
                               Senior Vice President and Chief Financial Officer
                               (Chief  Accounting  Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002;
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

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

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this certification has been signed by the undersigned in the City of Aliso Viejo, State of California, on the 13th day of May 2003.

                     SAFEGUARD  HEALTH  ENTERPRISES,  INC.


                     By:  /s/  James  E.  Buncher
                          -----------------------
                          James  E.  Buncher
                          President  and  Chief  Executive  Officer
                          (Principal  Executive  Officer)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002;
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

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

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this certification has been signed by the undersigned in the City of Aliso Viejo, State of California, on the 13th day of May 2003.

                     SAFEGUARD  HEALTH  ENTERPRISES,  INC.


                     By:  /s/  Dennis  L.  Gates
                          ----------------------
                          Dennis  L.  Gates
                          Senior Vice President and Chief Financial Officer (Chief Accounting Officer)