Form 10-Q
period 2003-06-30
SAFEGUARD HEALTH ENTERPRISES INC
filed 2003-08-14
CIK 727303

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

As of August 1, 2003, the number of shares of registrant's common stock, par value $0.01 per share, outstanding was 5,719,117 shares (not including 3,216,978 shares of common stock held in treasury), and the number of shares of registrant's convertible preferred stock, par value $0.01 per share, outstanding was 30,000,000 shares.

                       SAFEGUARD HEALTH ENTERPRISES, INC.
             INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

                                                                            PAGE
                                                                            ----

PART  I.  FINANCIAL  INFORMATION

     Item 1. Condensed  Consolidated  Financial  Statements . . . . . . . .   1

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results  of  Operations. . . . . . . . . . . . . . . . . .  14

     Item 3. Quantitative  and  Qualitative  Disclosures About Market Risk.  23

     Item 4. Controls  and  Procedures . . . . . . . . . . . . . . . . . . . 24

PART  II.  OTHER  INFORMATION

     Item 1. Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . .  24

     Item 6. Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . .  24

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

CERTIFICATIONS BY CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER . . .  27

PART I.  FINANCIAL  INFORMATION
ITEM 1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                         SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS)
                                             (UNAUDITED)

                                                                            JUNE 30,    DECEMBER 31,
                                                                              2003          2002
                                                                           ----------  --------------

ASSETS
Current assets:
  Cash and cash equivalents                                                $   3,813   $       3,036
  Investments available-for-sale, at fair value                                9,469           9,668
  Accounts receivable, net of allowances                                       1,787           2,554
  Other current assets                                                           547             853
                                                                           ----------  --------------
    Total current assets                                                      15,616          16,111

Property and equipment, net of accumulated depreciation and amortization       3,654           3,532
Restricted investments available-for-sale, at fair value                       3,153           3,254
Notes receivable, net of allowances                                              437             457
Goodwill                                                                       8,699           8,590
Intangible assets, net of accumulated amortization                             2,419           2,013
Other assets                                                                     172             157
                                                                           ----------  --------------

    Total assets                                                           $  34,150   $      34,114
                                                                           ==========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $     826   $       1,661
  Accrued expenses                                                             3,579           3,526
  Current portion of long-term debt and capital lease obligations              1,268           2,430
  Claims payable and claims incurred but not reported                          4,945           4,690
  Deferred premium revenue                                                     2,216           1,786
                                                                           ----------  --------------
    Total current liabilities                                                 12,834          14,093

Long-term debt and capital lease obligations                                   3,289           2,997
Other long-term liabilities                                                      959           1,013
Commitments and contingencies (Note 9)

Stockholders' equity:
  Convertible preferred stock and additional paid-in capital                  41,250          41,250
  Common stock and additional paid-in capital                                 22,717          22,662
  Retained earnings (accumulated deficit)                                    (29,176)        (30,170)
  Accumulated other comprehensive income                                         103              95
  Treasury stock, at cost                                                    (17,826)        (17,826)
                                                                           ----------  --------------
    Total stockholders' equity                                                17,068          16,011
                                                                           ----------  --------------

Total liabilities and stockholders' equity                                 $  34,150   $      34,114
                                                                           ==========  ==============

     See accompanying Notes to Condensed Consolidated Financial Statements.

              SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                               2003      2002
                                             --------  --------
Premium revenue, net                         $23,129   $20,174

Health care services expense                  15,947    14,676
Selling, general and administrative expense    6,565     5,777
                                             --------  --------

Operating income                                 617      (279)

Investment and other income                       79       103
Interest expense                                 (86)      (24)
                                             --------  --------

Income before income taxes                       610      (200)
Income tax expense                                60        --
                                             --------  --------

    Net income                               $   550   $  (200)
                                             ========  ========

Basic net income per share                   $  0.02   $ (0.01)
Weighted-average basic shares outstanding     35,711    34,857

Diluted net income per share                 $  0.02   $ (0.01)
Weighted-average diluted shares outstanding   36,366    34,857

     See accompanying Notes to Condensed Consolidated Financial Statements.

            SAFEGUARD  HEALTH  ENTERPRISES,  INC.  AND  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                               2003      2002
                                             --------  --------
Premium revenue, net                         $45,041   $40,862

Health care services expense                  31,040    29,226
Selling, general and administrative expense   12,919    11,616
                                             --------  --------

Operating income                               1,082        20

Investment and other income                      158       219
Interest expense                                (186)      (31)
                                             --------  --------

Income before income taxes                     1,054       208
Income tax expense                                60        --
                                             --------  --------

    Net income                               $   994   $   208
                                             ========  ========

Basic net income per share                   $  0.03   $  0.01
Weighted-average basic shares outstanding     35,702    34,835

Diluted net income per share                 $  0.03   $  0.01
Weighted-average diluted shares outstanding   36,191    35,481

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                           (IN THOUSANDS)
                                             (UNAUDITED)

                                                                                    2003      2002
                                                                                  --------  --------
Cash flows from operating activities:
  Net income                                                                      $   994   $   208
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Bad debt expense                                                                   78        98
    Depreciation and amortization                                                     879       610
    Contribution to retirement plan in the form of common stock, at fair value         61        63
  Changes in operating assets and liabilities, excluding effects of acquisition:
    Accounts receivable                                                               754       330
    Other current assets                                                              429       (32)
    Other assets                                                                      (15)      (57)
    Accounts payable                                                                  (97)      (56)
    Accrued expenses                                                                 (179)     (752)
    Claims payable and claims incurred but not reported                               223    (1,181)
    Deferred premium revenue                                                          172       518
                                                                                  --------  --------
      Net cash provided by (used in) operating activities                           3,299      (251)

Cash flows from investing activities:
  Purchase of investments available-for-sale                                       (1,826)     (758)
  Proceeds from sale/maturity of investments available-for-sale                     2,599     2,063
  Purchases of property and equipment                                                (402)     (237)
  Cash paid for acquisition of business, net of cash acquired                        (887)       --
  Payments received on notes receivable                                                20        --
                                                                                  --------  --------
      Net cash (used in) provided by investing activities                            (496)    1,068

Cash flows from financing activities:
  Decrease in bank overdrafts                                                        (780)     (740)
  Payments on debt and capital lease obligations                                   (1,192)     (464)
  Exercise of stock options                                                            --        49
  Increase (decrease) in other long-term liabilities                                  (54)       40
                                                                                  --------  --------
      Net cash used in financing activities                                        (2,026)   (1,115)
                                                                                  --------  --------
Net increase (decrease) in cash and cash equivalents                                  777      (298)
Cash and cash equivalents at beginning of period                                    3,036     1,497
                                                                                  --------  --------
Cash and cash equivalents at end of period                                        $ 3,813   $ 1,199
                                                                                  ========  ========

Supplementary information:
  Cash paid during the period for interest                                        $   191   $    27

Supplementary disclosure of non-cash activities:
  Purchases of property and equipment through capital leases                      $   335   $ 1,784
  Liabilities assumed in acquisition of business:
    Fair value of identifiable assets acquired                                    $ 1,336   $    --
    Goodwill related to transaction                                                   109        --
    Less - Cash paid in transaction, net of cash acquired                            (887)       --
    Less - Liability for contingent purchase price                                   (226)       --
                                                                                  --------  --------
      Liabilities assumed in acquisition of business                              $   332   $    --
                                                                                  ========  ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1.  GENERAL
----------------

The accompanying unaudited condensed consolidated financial statements of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") as of June 30, 2003, and for the three months and six months ended June 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America, applicable to interim periods. The accompanying financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and, accordingly, omit certain footnote disclosures and other information necessary to present the Company's financial position and results of operations for annual periods in accordance with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which includes the Company's Consolidated Financial Statements and Notes thereto for that period.

NOTE 2.  SIGNIFICANT  ACCOUNTING  POLICIES  ANDRECENTLY  ADOPTED  ACCOUNTING
----------------------------------------------------------------------------
PRINCIPLES
----------

GOODWILL

The Company's accounting for goodwill is in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which the Company adopted as of January 1, 2002. Goodwill as of June 30, 2003 consists of $4.7 million of goodwill related to the acquisition of Paramount Dental Plan, Inc. ("Paramount") in August 2002, $3.9 million of goodwill related to the acquisition of First American Dental Benefits, Inc. ("First American") in 1996, and $0.1 million of goodwill related to the acquisition of Ameritas Managed Dental Plan, Inc. ("Ameritas") in March 2003. See Note 3 for more information on the Paramount and Ameritas acquisitions. In the case of each acquisition, goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired. In the case of the First American acquisition, the balance is net of an adjustment in 1999 to reduce the carrying value of the goodwill to its estimated realizable value. The Company has not yet completed its identification of the intangible assets that were acquired in the Ameritas acquisition, or its determination of the fair values of those intangible assets. The amount of goodwill related to the Ameritas acquisition reflects the Company's preliminary estimate of the aggregate fair value of the intangible assets acquired, pending its final determination.

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

Changes in the carrying amount of goodwill during the six months ended June 30, 2003 were as follows (in thousands):

     Balance  at  December  31,  2002                       $     8,590
     Goodwill  acquired  (see  Note  3)                             109
                                                            -----------
       Balance  at  June  30,  2003                         $     8,699
                                                            ===========

INTANGIBLE  ASSETS

Intangible assets as of June 30, 2003 consist of customer relationships and other intangible assets with an aggregate net book value of $2.4 million, all of which were acquired in connection with the acquisitions of Paramount in August 2002 and Ameritas in March 2003, as discussed in Note 3. The amount of the purchase price that was allocated to each of the intangible assets was equal to the Company's estimate of the fair value of each asset. Each intangible asset is being amortized over its estimated useful life on a straight-line basis.

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

RECOGNITION  OF  PREMIUM  REVENUE

Premium revenue is recognized in the period during which dental and vision coverage is provided to the covered individuals. Payments received from customers in advance of the related period of coverage are reflected on the accompanying condensed consolidated balance sheet as deferred premium revenue.

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

The following table shows the pro forma effect of using the fair value method of accounting for stock options, as described by SFAS No. 123, on the Company's net income and net income per share (in thousands, except per share amounts):

                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                          ----------------------
                                                                             2003        2002
                                                                          ----------  ----------
  Net income, as reported                                                 $     994   $     208
  Less - Employee compensation expense based on the fair value
    method of accounting for stock options, net of applicable tax effect       (299)       (428)
                                                                          ----------  ----------

  Pro forma net income                                                    $     695   $    (220)
                                                                          ==========  ==========

  Basic net income per share, as reported                                 $    0.03   $    0.01
  Pro forma basic net income per share                                         0.02       (0.01)

  Diluted net income per share, as reported                               $    0.03   $    0.01
  Pro forma diluted net income per share                                       0.02       (0.01)

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

NET  INCOME  PER  SHARE

Net income per share is presented in accordance with SFAS No. 128, "Earnings Per Share." Basic net income per share is based on the weighted-average common shares outstanding, including the common shares into which the convertible preferred stock is convertible, but excluding the effect of other potentially dilutive securities. The number of basic common shares outstanding includes the common share equivalents of the convertible preferred stock, because the Company believes the convertible preferred stock is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. Diluted net income per share is based on the weighted- average common shares outstanding, including the effect of all potentially dilutive securities. During the three months and six months ended June 30, 2003 and 2002, the potentially dilutive securities outstanding consisted of stock options and convertible notes. Diluted net income per share includes the effect of all outstanding stock options with an exercise price below the average market price of the Company's common stock during each applicable period. The Company issued two (2) convertible notes during the three months ended September 30, 2002, as discussed in Note 5. Each of these convertible notes would have an anti-dilutive effect on net income per share for the three months and six months ended June 30, 2003. Accordingly, the convertible notes are excluded from the calculation of diluted net income per share for these periods. As of June 30, 2003, these two convertible notes were convertible into an aggregate of 2,201,000 shares of common stock. Due to a net loss incurred during the three months ended June 30, 2002, the outstanding stock options would have an antidilutive effect on diluted net loss per share for this period. Accordingly, stock options are excluded from the calculation of diluted net loss per share for this period. Therefore, the Company's diluted net loss per share is the same as its basic net loss per share for the three months ended June 30, 2002. The stock options outstanding during this period were equivalent to 535,000 additional common shares.

The differences between weighted-average basic shares outstanding and weighted-average diluted shares outstanding are as follows (in thousands):

                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                               --------------------  ------------------
                                                  2003       2002      2003      2002
                                               ----------  --------  --------  --------
Weighted-average basic shares outstanding          35,711    34,857    35,702    34,835
Effect of dilutive stock options                      655        --       489       646
                                               ----------  --------  --------  --------

  Weighted-average diluted shares outstanding      36,366    34,857    36,191    35,481
                                               ==========  ========  ========  ========


RECENTLY  ADOPTED  ACCOUNTING  PRINCIPLES

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. As a result, the criteria in APB No. 30 are now used to classify those gains and losses. SFAS No. 44 has been rescinded, as it is no longer necessary. SFAS No. 64 amended SFAS No. 4 and is no longer necessary, as SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions, and to require that the fair value of a lease guarantee be recorded as a liability on the guarantor's balance sheet for all guarantees issued after May 15, 2002. This statement also makes certain technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. SFAS No. 145 is generally effective for financial statements issued after May 15, 2002. The adoption of SFAS No. 145 had no significant effect on the Company's consolidated financial statements.

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by the investing company if the investing company is obligated to absorb a majority of the losses incurred by the variable interest entity, or is entitled to receive a majority of the profits earned by the entity, or both. FIN 46 also requires disclosures about significant variable interests in entities that don't meet the criteria for consolidation. The consolidation requirements of FIN 46 are effective for all periods with respect to variable interest entities created after January 31, 2003. The consolidation requirements with respect to variable interest entities created prior to February 1, 2003 are effective for periods beginning after June 15, 2003. The disclosure requirements are effective for all financial statements issued after January 31, 2003. The Company had no variable interest entities as of June 30, 2003, and the adoption of FIN 46 had no significant effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We believe the adoption of SFAS No. 150 will not have a material effect on our consolidated financial position or results of operations.

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

The operations of Paramount are included in the Company's consolidated financial statements beginning on September 1, 2002. Following is certain pro forma statement of operations information, which reflects adjustments to the Company's historical financial statements for the six months ended June 30, 2002, as if the acquisition had been completed as of the beginning of that period (in thousands):

  Premium  revenue,  net                                   $     44,708
  Operating  income                                                 216
  Net  income                                                       119

  Basic  net  income  per  share                           $       0.00
  Diluted  net  income  per  share                                 0.00

The above pro forma statement of operations information is not intended to indicate the results that would have occurred if the acquisition had actually been completed on the date indicated, or the results that may occur in any future period.

Effective March 31, 2003, the Company acquired all of the outstanding capital stock of Ameritas Managed Dental Plan, Inc. ("Ameritas") for a purchase price of $1.1 million in cash, plus contingent monthly payments during the five years following the acquisition date. Each contingent monthly payment is equal to 10% of the actual premium revenue during the month from customers of Ameritas that existed as of March 31, 2003. As of June 30, 2003, the Company has accrued a total of $255,000 of contingent purchase price, which has been added to the cost of the acquisition for accounting purposes. This amount represents contingent monthly payments related to the period from the acquisition date through June 30, 2003, plus the estimated contingent monthly payments related to the remaining portion of annual customer contracts that are in force as of July 1, 2003. The Company intends to accrue additional portions of the contingent purchase price in the future, if and when the payment of such amounts becomes probable, based on the renewal of existing customer contracts. Ameritas had premium revenue of $3.7 million during the year ended December 31, 2002, and accordingly, the maximum aggregate amount of the contingent monthly payments over the five-year period would be approximately $1.8 million, if the Company retained all of the existing customers of Ameritas for five years after the acquisition date at the premium rates in effect during 2002.

Ameritas was a dental benefits company located in California and was merged into the Company's California dental HMO subsidiary effective March 31, 2003. The business purpose of the acquisition was to increase the Company's market penetration in California, which is one of the Company's primary geographic markets. The acquisition increased the number of members in California for which the Company provides dental benefits from approximately 300,000 members to approximately 330,000 members.

The aggregate purchase price recorded by the Company as of June 30, 2003, including the amount paid at closing, the contingent purchase price accrued as of June 30, 2003, and certain acquisition expenses, is approximately $1.4 million. The cost of the acquisition was allocated among the net assets acquired as follows (in thousands):

  Fair  value  of  net  assets  acquired:
    Cash  and  cash  equivalents                                     $     276
    Investments                                                            465
    Intangible  assets                                                     675
    Goodwill                                                               109
    Other  assets                                                          196
    Accounts payable and claims payable and claims
      incurred but not reported                                           (74)
    Deferred  premium  revenue                                           (258)
                                                                     ---------
      Total  cost  of  acquisition                                   $   1,389
                                                                     =========

The Company has not yet completed its identification of the intangible assets that were acquired in the Ameritas acquisition, or its determination of the fair values and amortization periods of those intangible assets. The accompanying condensed consolidated financial statements reflect the Company's preliminary estimate of the aggregate fair value of the intangible assets acquired, and the amortization periods of those assets, pending its final determination. The operations of Ameritas are included in the Company's consolidated financial statements beginning on April 1, 2003.

NOTE  4.  PENDING  ACQUISITIONS
-------------------------------

On April 7, 2003, the Company entered into a definitive agreement to purchase all of the outstanding capital stock of Health Net Dental, Inc. ("HN Dental"), which is a California dental HMO, and certain PPO/indemnity dental business underwritten by Health Net Life Insurance Company ("HN Life"), which is an affiliate of HN Dental, subject to regulatory approval. The purchase price is $9.0 million in cash and an agreement to provide private label dental HMO and PPO/indemnity products to be sold in the marketplace by subsidiaries of Health Net, Inc., the parent company of HN Dental, for a period of at least five years following the closing of the transaction, subject to certain conditions. The transaction is currently pending regulatory approval.

On June 30, 2003, the Company entered into a definitive agreement to purchase all of the outstanding capital stock of Health Net Vision, Inc. ("HN Vision"), which is a California vision HMO and an affiliate of HN Dental, and certain PPO/indemnity vision business underwritten by HN Life, for $3.0 million in cash, subject to regulatory approval. A substantial portion of the business of HN Vision, which consists of products provided to MediCal beneficiaries, will be transferred to a third party prior to the Company's acquisition of HN Vision, and the remainder of the business of HN Vision, which consists of products provided to commercial customers, will be transferred to the Company. The transaction is currently pending regulatory approval.

The Company plans to finance the two transactions described above through the issuance of up to approximately $18 million of unsecured convertible promissory notes to certain of its principal stockholders. The proceeds from the convertible notes will be used to finance the two pending transactions described above, to satisfy the increase in the Company's regulatory net worth requirements related to the PPO/indemnity dental and vision business to be acquired, and to provide working capital that may be required in connection with the integration of the acquired businesses into the Company's existing operations.

The Company has reached an oral agreement with the stockholders referred to above, regarding the expected amount and terms of the convertible notes. In accordance with this agreement, the convertible notes will bear interest at 6.0% annually, and will be convertible into the Company's common stock at the rate of $1.75 per share, at the option of the holder. There will be no principal payments due under the convertible notes during the first six years after issuance, principal payments will be due during the succeeding four years pursuant to a ten-year amortization schedule, and the remaining balance will be payable in full ten years after the date of issuance. The convertible notes will be payable in full upon a change in control of the Company, at the holder's option. Provided that the Company redeems all of the outstanding convertible notes at the same time, it will have the option of redeeming the convertible notes for 229% of the face value of the notes during the first seven years after the date of issuance, for 257% of the face value during the eighth year after issuance, for 286% of the face value during the ninth year after issuance, and for 323% of the face value during the tenth year after issuance. The issuance of the convertible notes is currently pending negotiation of definitive agreements and the completion of the acquisitions described above.

NOTE  5.  LONG-TERM  DEBT  AND  CAPITAL  LEASE  OBLIGATIONS
-----------------------------------------------------------

Long-term debt and capital lease obligations consisted of the following (in thousands):

                                                   JUNE 30,    DECEMBER 31,
                                                     2003          2002
                                                  ----------  --------------
  Secured convertible promissory note             $   2,038   $       2,427
  Unsecured convertible promissory note               1,539           1,798
  Capital lease obligations                             980           1,202
                                                  ----------  --------------
    Total debt and capital lease obligations          4,557           5,427
  Less - Current portion                             (1,268)         (2,430)
                                                  ----------  --------------
    Long-term debt and capital lease obligations  $   3,289   $       2,997
                                                  ==========  ==============

Effective in August 2002, the Company issued a secured convertible promissory note for $2,625,000 in connection with the acquisition of Paramount, which is discussed in Note 3. The note bears interest at 7.0% annually, and was originally payable in equal monthly installments of principal and interest through September 2005. The terms of the note were amended during the second quarter of 2003, and the outstanding balance is now payable in varying monthly installments of principal and interest through September 2008. The outstanding balance under the secured convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share, at any time after August 30, 2003. The convertible note is secured by the stock of the Company's Florida dental HMO subsidiary.

In August 2002, the Company borrowed $2.0 million from one of its principal stockholders under an unsecured convertible promissory note. The note bears interest at 7.0% annually, and was originally payable in equal monthly installments of principal and interest through August 2005. The terms of the note were amended during the second quarter of 2003, and the outstanding balance is now payable in monthly installments of interest only through May 2006, then in monthly installments of principal and interest from June 2006 through August 2008. The outstanding balance under the unsecured convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share.

The outstanding capital lease obligations are primarily related to the purchase of a new telephone system for the Company's primary administrative office in June 2003, the purchase of an updated version of the Company's primary computer software application in June 2002, and the purchase of formerly leased furniture for the Company's primary administrative office in June 2002. The Company intends to use the new software as its primary business application, which will be used for eligibility file maintenance, billing and collections, payment of health care expenses, utilization review and other related activities. The new software application will replace the Company's two existing systems with a single system that can be used for all of the Company's existing product lines. The cost of both of the Company's two existing systems is fully depreciated as of June 30, 2003. Under each of the capital leases, the Company has an option to purchase the leased assets for $1.00 at the expiration of the lease.

See Note 4 for a description of unsecured convertible promissory notes that the Company intends to issue in connection with two pending acquisitions.

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

The Company's net deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether those net assets will be realized in the future. The uncertainty is primarily due to large losses incurred by the Company during 1998, 1999 and 2000, relative to the amounts of income earned by the Company during 2001, 2002 and the first six months of 2003, as well as the existence of significant net operating loss carryforwards.

Due to the conversion of outstanding debt into convertible preferred stock in January 2001, there was a "change of control" of the Company for purposes of Internal Revenue Code Section 382, effective January 31, 2001. As a result, effective January 31, 2001, the amount of pre-existing net operating loss carryforwards that can be used to offset current taxable income on the Company's federal income tax return is limited to approximately $350,000 per year. As of December 31, 2002, the Company had net operating loss carryforwards for federal and California state tax purposes of approximately $9.8 million and $5.2 million, respectively, which are net of the amounts that will expire unused due to the change of control limitation. The federal and California state net operating loss carryforwards will begin to expire in 2020 and 2012, respectively.

The Company had taxable income for federal income tax purposes for the six months ended June 30, 2003 and 2002, but its taxable income in both periods was completely offset by net operating loss carryforwards from previous years. However, the Company recognized current federal income tax expense in 2003, due to its tax liability under the alternative minimum tax. For California state income tax purposes, the Company had taxable income during the first six months of 2003, and a net loss during the same period in 2002. The State of California suspended the use of net operating loss carryforwards to offset current taxable income for 2003 and 2002 for all corporations. Accordingly, the Company recognized current state income tax expense for the six months ended June 30, 2003. The Company recognized no deferred income tax expense or benefit during the six months ended June 30, 2003 or 2002, due to the valuation allowance against its net deferred tax assets, as discussed above.

NOTE  8.  TOTAL  COMPREHENSIVE  INCOME
--------------------------------------

Total comprehensive income includes the change in stockholders' equity during the period from transactions and other events and circumstances from non-stockholder sources. Total comprehensive income of the Company for the six months ended June 30, 2003 and 2002, includes net income and other comprehensive income or loss, which consists of unrealized gains and losses on marketable securities, net of realized gains and losses that occurred during the period. Other comprehensive income (loss) was $18,000 and $27,000 for the three months ended June 30, 2003 and 2002, respectively, and $8,000 and $(9,000) for the six months ended June 30, 2003 and 2002, respectively. Total comprehensive income
(loss) was $568,000 and $(173,000) for the three months ended June 30, 2003 and 2002, respectively, and $1,002,000 and $199,000 for the six months ended June 30, 2003 and 2002, respectively.

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

In the case of the assigned leases, the Company is secondarily liable for the lease payments in the event the purchasers of those practices fail to make the payments. As of June 30, 2003, the total of the minimum annual payments under these leases was approximately $1.3 million, and the aggregate contingent liability of the Company related to these leases was approximately $2.5 million over the remaining terms of the lease agreements, which expire at various dates through 2007. The Company has not been notified of any defaults under these leases that would materially affect the Company's consolidated financial position.

GUARANTEES  AND  INDEMNITIES

As discussed above, the Company has contingent lease obligations under which it is secondarily liable for the lease payments under dental office leases that have been assigned to third parties. In the event those third parties fail to make the lease payments, the Company could be obligated to make the lease payments itself. The Company has also purchased a letter of credit for $250,000 in connection with a certain customer agreement. In the event the Company fails to meet its financial obligations to the customer, the customer would be able to use the letter of credit to satisfy the Company's obligations, in which case the Company would be obligated to repay the issuer of the letter of credit. The Company also indemnifies its directors and officers to the maximum extent permitted by Delaware law. In addition, the Company makes indemnities to its customers in connection with the sale of dental and vision benefit plans in the ordinary course of business. The maximum amount of potential future payments under all of the preceding guarantees and indemnities cannot be determined. The Company has recorded no liabilities related to these guarantees and indemnities in the accompanying condensed consolidated balance sheets, except as described above under "Contingent Lease Obligations." The Company issued no guarantees during the six months ended June 30, 2003.

DIRECTORS'  AND  OFFICERS'  LIABILITY  INSURANCE

The Company's directors' and officers' liability insurance policy, which provided $5 million of coverage after a $250,000 deductible, expired on September 30, 2002. Due to a significant increase in the cost of such insurance, the Company elected not to purchase this insurance coverage effective October 1, 2002.

GOVERNMENT  REGULATION

During the six months ended June 30, 2003 and 2002, one of the Company's subsidiaries was not in compliance with a regulatory requirement that limits the amount of the subsidiary's administrative expenses as a percentage of premium revenue. The Company has discussed this noncompliance with the applicable regulatory agency, and that agency has taken no action with respect to this noncompliance. The Company believes this instance of noncompliance with regulatory requirements will have no significant effect on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. The Company desires to take advantage of these safe harbor provisions. The following risk factors, as well as the risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and the Company's Current Reports on Form 8-K filed on February 14, 2003, April 3, 2003, April 25, 2003, May 5, 2003, and July 2, 2003, all of which have been filed with the Securities and Exchange Commission, should be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

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

All of the risks set forth below could negatively impact the earnings of the Company in the future. The Company's expectations for the future are based on current information and its evaluation of external influences. Changes in any one factor could materially impact the Company's expectations related to premium rates, revenue, benefit plans offered, membership enrollment, the amount of health care expenses incurred, and profitability, and therefore, affect the forward-looking statements which may be included in this report. In addition, past financial performance is not necessarily a reliable indicator of future performance. An investor should not use historical performance alone to anticipate future results or future period trends for the Company.

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

INTEGRATION  OF  ACQUIRED  COMPANIES

The Company completed the acquisition of Paramount effective on August 30, 2002, and the acquisition of Ameritas effective on March 31, 2003. The Company is in the process of integrating the business operations of both Paramount and Ameritas into the Company's pre-existing operations. Due to the complexities inherent in this process, there is a risk that the Company may not be able to complete such integration in a timely and effective manner. In such case, the Company may not be able to retain all of the customers of the acquired companies, resulting in a loss of revenue, and the Company's health care services or general and administrative expenses could be higher than expected, which could have a negative impact on the Company's overall profitability.

INTEGRATION  OF  PENDING  ACQUISITIONS

The Company expects to complete the acquisitions of HN Dental and HN Vision in late 2003. See Note 4 to the accompanying condensed consolidated financial statements for more information on these transactions. The combined annual revenue of HN Dental, HN Vision, and the related group dental and vision insurance business underwritten by HN Life was approximately $65 million for the year ended December 31, 2002, which is material compared to the Company's existing operations. After the completion of these acquisitions, the Company expects to integrate the operations of HN Dental and HN Vision into its existing operations. Due to the relatively large size of the business to be acquired, and the complexities inherent in this process, there is a risk that the Company may not be able to complete such integration in a timely and effective manner. In such case, the Company may not be able to retain all of the customers of the acquired companies, resulting in a loss of revenue, and the Company's health care services or general and administrative expenses could be higher than expected, which could have a negative impact on the Company's overall profitability.

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

CONTINGENT  LEASE  OBLIGATIONS

The Company sold all of its general dental practices and orthodontic practices in 1996, 1997 and 1998. The Company also re-sold certain of these practices in October 2000, after the original purchaser of a number of the practices defaulted on its obligations to the Company. All of the office lease agreements related to those practices either have been assigned to the respective purchasers of the practices, or have expired. As of June 30, 2003, the Company is contingently liable for an aggregate of approximately $2.5 million of office lease obligations related to those practices for which the leases have been assigned. Although the leases have been assigned to the purchasers of those practices, there can be no assurance that the persons and/or entities to which these office leases were assigned will make the lease payments, and that the Company will not become liable for those payments.

PAYMENTS  DUE  ON  PROMISSORY  NOTES

In connection with the sale of certain dental practices, the dentists who purchased those practices issued long-term promissory notes to the Company, which are secured by the assets purchased. There can be no assurance that each of these dentists will make timely payments on the promissory notes in the future.

POSSIBLE  VOLATILITY  OF  STOCK  PRICE

The market price of the Company's common stock has fluctuated significantly during the past few years. Stock price volatility can be caused by actual or anticipated variations in operating results, announcements of new developments, actions of competitors, developments in relationships with clients, and other events or factors. Even a modest shortfall in the Company's operating results, compared to the expectations of the investment community, can cause a significant decline in the market price of the Company's common stock. In addition, the trading volume of the Company's common stock is relatively low, which can cause fluctuations in the market price and a lack of liquidity for holders of the Company's common stock. The Company's common stock is currently traded on the NASDAQ Over-The-Counter Bulletin Board, and the fact that the Company's common stock is not listed on an exchange can have a negative influence on the trading volume of the stock. Broad stock market fluctuations, which may be unrelated to the Company's operating performance, could also have a negative effect on the Company's stock price.

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

ABILITY  TO  MAINTAIN  REVENUE

The combined premium revenue of the Company, Paramount and Ameritas decreased slightly from $46.6 million on a pro forma basis during the six months ended June 30, 2002, to $45.9 million on a pro forma basis during the comparable period in 2003, primarily due to the loss of a number of customers, and a net decrease in the enrollment within retained customers. The Company intends to expand its business in the future and to increase its annual revenue, but there can be no assurance the Company will be able to maintain its current level of revenue or increase it in the future. The ability of the Company to maintain its existing business or to expand its business depends on a number of factors, including existing and emerging competition, its ability to maintain its relationships with existing customers and brokers, its ability to maintain competitive networks of dental providers, its ability to maintain effective control over the cost of dental services, and its ability to obtain sufficient working capital to support an increase in revenue.

UTILIZATION  OF  DENTAL  CARE  SERVICES

Under the Company's dental PPO/indemnity plan designs, the Company assumes the entire underwriting risk related to the frequency and cost of dental services provided to the covered individuals. Under the Company's dental HMO plan designs, the Company assumes a portion of the underwriting risk, primarily related to the frequency and cost of specialist services, the cost of supplemental payments made to general dentists, and the frequency and cost of dental services provided by general dentists with whom the Company does not have standard capitation arrangements. If the Company does not accurately assess these underwriting risks, the premium rates charged to its customers may not be sufficient to cover the cost of the dental services delivered to subscribers and dependents. This could have a material adverse effect on the Company's operating results.

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

ACCOUNTS  RECEIVABLE

Accounts receivable represent uncollected premiums related to coverage periods prior to the balance sheet date, and are stated at the estimated collectible amounts, net of an allowance for bad debts. The Company continuously monitors the timing and amount of its premium collections, and maintains a reserve for estimated bad debt losses. The amount of the reserve is based primarily on the Company's historical experience and any customer-specific collection issues that are identified. The Company believes its reserve for bad debt losses is adequate as of June 30, 2003. However, there can be no assurance that the bad debt losses ultimately incurred will not exceed the reserve for bad debts established by the Company.

NOTES  RECEIVABLE

Notes receivable are stated at their estimated realizable values, net of an allowance for bad debts. The Company continuously monitors its collection of payments on the notes receivable, and maintains a reserve for estimated bad debt losses. The amount of the reserve is based primarily on the Company's historical experience in collecting similar notes receivable that are no longer outstanding, and any available information about the financial condition of the note issuers, although the Company has access to very little such information. The Company believes its reserve for bad debt losses is adequate as of June 30, 2003. However, there can be no assurance that the Company will realize the carrying amount of its notes receivable.

GOODWILL

The Company's accounting for goodwill is in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which the Company adopted as of January 1, 2002. Goodwill as of June 30, 2003 consists of $4.7 million of goodwill related to the acquisition of Paramount in August 2002, $3.9 million of goodwill related to the acquisition of a Texas-based dental HMO company in 1996, and $0.1 million of goodwill related to the acquisition of Ameritas in March 2003. See Note 3 to the accompanying condensed consolidated financial statements for more information on the Paramount and Ameritas acquisitions. In the case of each acquisition, goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired. In the case of the 1996 acquisition, the balance is net of an adjustment in 1999 to reduce the carrying value of the goodwill to its estimated realizable value. The Company has not yet completed its identification of the intangible assets that were acquired in the Ameritas acquisition, or its determination of the fair values and amortization periods of those intangible assets. The accompanying condensed consolidated financial statements reflect the Company's preliminary estimate of the aggregate fair value of the intangible assets acquired, and the amortization periods of those assets, pending its final determination.

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

INTANGIBLE  ASSETS

Intangible assets as of June 30, 2003 consist of customer relationships and other intangible assets with an aggregate net book value of $2.4 million, all of which were acquired in connection with the acquisitions of Paramount in August 2002 and Ameritas in March 2003, as discussed in Note 3 to the accompanying condensed consolidated financial statements. The amount of the purchase price that was allocated to each of the intangible assets was equal to the Company's estimate of the fair value of each asset. Each intangible asset is being amortized over its estimated useful life on a straight-line basis.

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

The Company's net deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether those net assets will be realized in the future. The uncertainty is primarily due to large losses incurred by the Company during 1998, 1999 and 2000, relative to the amounts of income earned by the Company during 2001, 2002 and the first six months of 2003, as well as the existence of significant net operating loss carryforwards.

RESULTS  OF  OPERATIONS

The following table shows the Company's results of operations as a percentage of premium revenue, and is used in the period-to-period comparisons discussed below.

                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                             ----------------------  --------------------
                                                2003        2002       2003       2002
                                             ----------  ----------  --------  ----------
Premium revenue, net                             100.0%      100.0%    100.0%      100.0%

Health care services expense                      68.9        72.8      68.9        71.5
Selling, general and administrative expense       28.4        28.6      28.7        28.4
                                             ----------  ----------  --------  ----------
  Operating income                                 2.7        (1.4)      2.4         0.1

Investment and other income                        0.3         0.5       0.3         0.5
Interest expense                                  (0.4)       (0.1)     (0.4)       (0.1)
                                             ----------  ----------  --------  ----------
Income before income taxes                         2.6        (1.0)      2.3         0.5
Income tax expense                                (0.2)         --      (0.1)         --
                                             ----------  ----------  --------  ----------

  Net income                                       2.4%      (1.0)%      2.2%        0.5%
                                             ==========  ==========  ========  ==========

THREE  MONTHS  ENDED  JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Premium revenue increased by $2.9 million, or 14.7%, from $20.2 million in 2002 to $23.1 million in 2003. The average membership for which the Company provided dental coverage increased by approximately 216,000 members, or 39.7%, from 544,000 members in 2002 to 760,000 members in 2003. The operations of Paramount are included in the Company's financial statements beginning on September 1, 2002, and the operations of Ameritas are included beginning on April 1, 2003. Average membership increased in 2003 by approximately 220,000 members due to the Paramount acquisition, and by approximately 25,000 members due to the Ameritas acquisition, but these increases were partially offset, primarily due to a net decrease in its enrollment within retained customers, and some lost customers. The Company believes the net decrease in its enrollment within retained customers is primarily due to reduced employment levels within its customers due to general economic conditions, and to reduced enrollment in the Company's dental benefit plans due to significant increases in the cost of medical coverage, which may cause employers and employees to allocate less spending for the purchase of dental coverage, which is usually viewed as being more discretionary than medical coverage. Premium revenue increased by only 14.7% even though average membership increased 39.7%. This was primarily due to the Paramount acquisition, as the business acquired from Paramount consists largely of products that have significantly lower premium rates than the Company's pre-existing business. This is because the dental plan designs offered by Paramount include a significantly lower level of benefits than the benefit plans offered by the Company prior to the acquisition of Paramount. Substantially all of the Company's premium revenue was derived from dental benefit plans in 2003 and 2002. Premium revenue from vision benefit plans and other products was not material in 2003 or 2002.

Health care services expense increased by $1.3 million, or 8.7%, from $14.6 million in 2002 to $15.9 million in 2003. Health care services expense as a percentage of premium revenue (the "loss ratio") decreased from 72.8% in 2002 to 68.9% in 2003, which is primarily related to the Company's products with an HMO plan design. The Company believes the decrease is primarily due to premium rate increases that slightly exceeded the increases in the cost of providing dental services to its members. The decrease in the loss ratio is also partially due to a significantly lower loss ratio in the business acquired from Paramount, compared to the loss ratio in the Company's pre-existing business. The lower loss ratio in the Paramount business is primarily due to the type of benefit plan designs sold by Paramount, as discussed above.

Selling, general and administrative ("SG&A") expense as a percentage of premium revenue decreased from 28.6% in 2002 to 28.4% in 2003, although the amount of SG&A expense increased by $0.8 million, or 13.6%, from $5.8 million in 2002 to $6.6 million in 2003. The increase in SG&A expenses is primarily due to increases in broker commissions, amortization expense, and salaries and internal sales commissions, and a $350,000 refund of maintenance fees from one of the Company's vendors in 2002, which were partially offset by a $250,000 expense in

2002 related to the settlement of a stockholder litigation matter. The increase in broker commissions is primarily related to a 14.7% increase in premium revenue, as discussed above. The increase in amortization expense is due to amortization of the intangible assets acquired in the Paramount acquisition in August 2002, as there was no amortization expense in 2002. The increase in salaries and internal sales commissions are primarily related to the Company's efforts to increase its new sales activity in 2003. The refund of maintenance fees in 2002 was primarily due to the settlement of a dispute over the amount of equipment maintenance fees paid by the Company in several prior years. See the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for more information on the settlement of the stockholder litigation matter in 2002.

Investment and other income decreased from $103,000 in 2002 to $79,000 in 2003, which was primarily due to a decrease in the amount of investments held by the Company. The decrease in the amount of the Company's investments is primarily due to a total of $3.6 million of net cash used in the acquisitions of Paramount and Ameritas, and to $2.4 million of principal payments on debt and capital lease obligations during the twelve months ended June 30, 2003, which were partially offset by a $2.0 million borrowing in August 2002.

Interest expense increased from $24,000 in 2002 to $86,000 in 2003, which was primarily due to the fact that most of the Company's existing debt was incurred after June 30, 2002, as discussed in more detail in Note 5 to the accompanying condensed consolidated financial statements.

Income before income taxes improved significantly, from a $200,000 loss in 2002 to income of $610,000 in 2003, which was primarily due to a decrease in the loss ratio from 72.8% in 2002 to 68.9% in 2003, as discussed above.

SIX  MONTHS  ENDED  JUNE  30,  2003  COMPARED  TO SIX MONTHS ENDED JUNE 30, 2002

Premium revenue increased by $4.2 million, or 10.2%, from $40.8 million in 2002 to $45.0 million in 2003. The average membership for which the Company provided dental coverage increased by approximately 201,000 members, or 36.7%, from 548,000 members in 2002 to 749,000 members in 2003. The operations of Paramount are included in the Company's financial statements beginning on September 1, 2002, and the operations of Ameritas are included beginning on April 1, 2003. Average membership increased in 2003 by approximately 220,000 members due to the Paramount acquisition, and by approximately 13,000 members due to the Ameritas acquisition, but these increases were partially offset by the loss of a number of the Company's customers, and a net decrease in its enrollment within retained customers. The Company believes the net decrease in its enrollment within retained customers is primarily due to reduced employment levels within its customers due to general economic conditions, and to reduced enrollment in the Company's dental benefit plans due to significant increases in the cost of medical coverage, which may cause employers and employees to allocate less spending for the purchase of dental coverage, which is usually viewed as being more discretionary than medical coverage. Premium revenue increased by only 10.2% even though average membership increased 36.7%. This was primarily due to the Paramount acquisition, as the business acquired from Paramount consists largely of products that have significantly lower premium rates than the Company's pre-existing business. This is because the dental plan designs offered by Paramount include a significantly lower level of benefits than the benefit plans offered by the Company prior to the acquisition of Paramount. Substantially all of the Company's premium revenue was derived from dental benefit plans in 2003 and 2002. Premium revenue from vision benefit plans and other products was not material in 2003 or 2002.

Health care services expense increased by $1.8 million, or 6.2%, from $29.2 million in 2002 to $31.0 million in 2003. The loss ratio decreased from 71.5% in 2002 to 68.9% in 2003, which is primarily related to the Company's products with an HMO plan design. The Company believes the decrease is partially due to premium rate increases that slightly exceeded the increases in the cost of providing dental services to its members. The decrease in the loss ratio is also partially due to a significantly lower loss ratio in the business acquired from Paramount, compared to the loss ratio in the Company's pre-existing business. The lower loss ratio in the Paramount business is primarily due to the type of benefit plan designs sold by Paramount, as discussed above.

SG&A expense increased by $1.3 million, or 11.2%, from $11.6 million in 2002 to $12.9 million in 2003. SG&A expense as a percentage of premium revenue increased slightly from 28.4% in 2002 to 28.7% in 2003. The increase in SG&A expenses is primarily due to increases in broker commissions, amortization expense, and salaries and internal sales commissions, and a $350,000 refund of maintenance fees from one of the Company's vendors in 2002, which were partially offset by a $250,000 expense in 2002 related to the settlement of a stockholder litigation matter. The increase in broker commissions is primarily related to a 14.7% increase in premium revenue, as discussed above. The increase in amortization expense is due to amortization of the intangible assets acquired in the Paramount acquisition in August 2002, as there was no amortization expense in 2002. The increase in salaries and internal sales commissions are primarily related to the Company's efforts to increase its new sales activity in 2003. The refund of maintenance fees in 2002 was primarily due to the settlement of a dispute over the amount of equipment maintenance fees paid by the Company in several prior years. See the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for more information on the settlement of the stockholder litigation matter in 2002.

Investment and other income decreased from $219,000 in 2002 to $158,000 in 2003, which was primarily due to a decrease in the amount of investments held by the Company. The decrease in the amount of the Company's investments is primarily due to a total of $3.6 million of net cash used in the acquisitions of Paramount and Ameritas, and to $2.4 million of principal payments on debt and capital lease obligations during the twelve months ended June 30, 2003, which were partially offset by a $2.0 million borrowing in August 2002.

Interest expense increased from $31,000 in 2002 to $186,000 in 2003, which was primarily due to the fact that most of the Company's existing debt was incurred after June 30, 2002, as discussed in more detail in Note 5 to the accompanying condensed consolidated financial statements.

Income before income taxes increased from $0.2 million in 2002 to $1.1 million in 2003, which was primarily due to a decrease in the loss ratio from 71.5% in 2002 to 68.9% in 2003, as discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's net working capital increased from $2.0 million as of December 31, 2002, to $2.8 million as of June 30, 2003. The increase in net working capital was primarily due to $1.9 million of net income plus depreciation and amortization expense, and a $1.1 million reduction in the current portion of long-term debt and capital lease obligations, which were partially offset by $1.2 million of debt payments, and the impact of the Ameritas acquisition in March 2003, as discussed in Note 3 to the accompanying condensed consolidated financial statements. The Ameritas acquisition decreased working capital by a net amount of $0.8 million, which represents the intangible assets and goodwill acquired in the transaction. The $1.1 million decrease in the current portion of long-term debt and capital lease obligations was the result of amendments to the payment terms of the Company's unsecured convertible note and secured convertible note during the second quarter of 2003, as discussed in Note 5 to the accompanying condensed consolidated financial statements.

The Company's total debt decreased from $5.4 million as of December 31, 2002, to $4.6 million as of June 30, 2003, primarily due to $1.2 million of debt payments during the first six months of 2003, which were partially offset by a new capital lease during the second quarter of 2003. The new capital lease is related to a new telephone system for the Company's primary administrative office. The aggregate principal payments due under all of the Company's debt, including its capital leases, are $0.8 million during the remainder of 2003, $0.9 million in 2004, $0.6 million in 2005, $0.6 million in 2006, $1.0 million in 2007, and $0.7 million in 2008.

In August 2002, the Company borrowed $2.0 million from one of its principal stockholders, which was used to increase the Company's working capital, to provide for the payments due under the two capital lease obligations entered into in June 2002, as discussed in Note 5 to the accompanying condensed consolidated financial statements, and to provide for the payments due under the settlement of the stockholder litigation matter. The borrowing was made under an unsecured convertible note that bears interest at 7.0% annually, and is payable in monthly installments of interest only through May 2006, then in monthly installments of principal and interest from June 2006 through August 2008. The outstanding balance under the convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share.

Effective August 30, 2002, the Company acquired all of the outstanding capital stock of Paramount for a total cost of approximately $6.8 million, consisting of $3.0 million in cash, a secured convertible note for $2,625,000, 769,231 shares of the Company's common stock, and $164,000 of transaction expenses. The secured convertible note bears interest at 7.0% annually, and is payable in varying monthly installments of principal and interest through September 2008. The outstanding balance under the secured convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share, at any time after August 30, 2003. The convertible note is secured by the stock of the

Company's dental HMO subsidiary in Florida. The operations of Paramount are included in the Company's consolidated financial statements beginning on September 1, 2002.

Effective March 31, 2003, the Company acquired all of the outstanding capital stock of Ameritas for a purchase price of $1.1 million in cash, plus contingent monthly payments during the five years following the acquisition date. Each contingent monthly payment is equal to 10% of the actual premium revenue during the month from customers of Ameritas that existed as of March 31, 2003. As of June 30, 2003, the Company has accrued a total of $255,000 of contingent purchase price, which has been added to the cost of the acquisition for accounting purposes. Ameritas had premium revenue of $3.7 million during the year ended December 31, 2002, and accordingly, the maximum aggregate amount of the contingent monthly payments would be approximately $1.8 million, if the Company retained all of the existing customers of Ameritas for five years after the acquisition date at the premium rates in effect during 2002. See Note 3 to the accompanying condensed consolidated financial statements for more information on this acquisition. The operations of Ameritas are included in the Company's consolidated financial statements beginning on April 1, 2003.

On April 7, 2003, the Company entered into a definitive agreement to purchase all of the outstanding capital stock of Health Net Dental, Inc. ("HN Dental"), which is a California dental HMO, and certain PPO/indemnity dental business underwritten by Health Net Life Insurance Company ("HN Life"), which is an affiliate of HN Dental, subject to regulatory approval. The purchase price is $9.0 million in cash and an agreement to provide private label dental HMO and PPO/indemnity products to be sold in the marketplace by subsidiaries of Health Net, Inc., the parent company of HN Dental, for a period of at least five years following the closing of the transaction, subject to certain conditions. The transaction is currently pending regulatory approval.

On June 30, 2003, the Company entered into a definitive agreement to purchase all of the outstanding capital stock of Health Net Vision, Inc. ("HN Vision"), which is a California vision HMO and an affiliate of HN Dental, and certain PPO/indemnity vision business underwritten by HN Life, for $3.0 million in cash, subject to regulatory approval. A substantial portion of the business of HN Vision, which consists of products provided to MediCal beneficiaries, will be transferred to a third party prior to the Company's acquisition of HN Vision, and the remainder of the business of HN Vision, which consists of products provided to commercial customers, will be transferred to the Company. The transaction is currently pending regulatory approval.

The Company plans to finance the two transactions described above through the issuance of up to approximately $18 million of unsecured convertible promissory notes to certain of its principal stockholders. The proceeds from the convertible notes will be used to finance the two pending transactions described above, to satisfy the increase in the Company's regulatory net worth requirements related to the group dental and vision insurance business to be acquired, and to provide working capital that may be required in connection with the integration of the acquired businesses into the Company's existing operations.

The Company has reached an oral agreement with the stockholders referred to above, regarding the expected amount and terms of the convertible notes. In accordance with this agreement, the convertible notes will bear interest at 6.0% annually, and will be convertible into the Company's common stock at the rate of $1.75 per share, at the option of the holder. There will be no principal payments due under the convertible notes during the first six years after issuance, principal payments will be due during the succeeding four years pursuant to a ten-year amortization schedule, and the remaining balance will be payable in full ten years after the date of issuance. The convertible notes will be payable in full upon a change in control of the Company, at the holder's option. Provided that the Company redeems all of the outstanding convertible notes at the same time, it will have the option of redeeming the convertible notes for 229% of the face value of the notes during the first seven years after the date of issuance, for 257% of the face value during the eighth year after issuance, for 286% of the face value during the ninth year after issuance, and for 323% of the face value during the tenth year after issuance. The issuance of the convertible notes is currently pending negotiation of definitive agreements and the completion of the acquisitions described above.

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

Net cash provided by operating activities was $3.3 million during the six months ended June 30, 2003, compared to $0.3 million of net cash used by operating activities during the same period in 2002. The improvement is due to several reasons. There was $0.2 million of net cash provided by an increase in claims payable and claims incurred but not reported ("IBNR") during 2003, compared to $1.2 million of net cash used by a decrease in claims payable and IBNR in 2002. Net cash provided by net income plus depreciation and amortization expense increased from $0.8 million in 2002 to $1.9 million in 2003. In addition, net cash used by a decrease in accrued expenses decreased from $0.8 million in 2002 to $0.2 million in 2003. The decrease in claims payable and IBNR in 2002 was primarily due to an intentional acceleration in the Company's payment of provider claims. Due in part to a decline in interest rates on investments, the Company adopted the practice of paying all provider claims as rapidly as possible, in order to enhance its image among dental providers. The reduced processing times for payment of provider claims have been substantially maintained through the first six months of 2003. The decrease in accrued expenses in 2002 was primarily due to payments made to reduce the obligations assumed in connection with the re-sale of certain dental practices in October 2000, and payments on equipment leases for which the future payments were previously accrued.

Net cash used by investing activities was $0.5 million in 2003, compared to $1.1 million in 2002. The change was primarily due to $0.9 million of net cash used in the acquisition of Ameritas, and an increase in net purchases of investments from $1.3 million in 2002 to $0.8 million in 2003. Net cash used in financing activities decreased from $1.1 million in 2002 to $2.0 million in 2003, primarily due to an increase in debt payments from $0.5 million in 2002 to $1.2 million in 2003.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company is subject to risk related to changes in short-term interest rates, due to its investments in interest-bearing securities. As of June 30, 2003, the Company's total cash and investments were approximately $16.4 million. Therefore, a one percentage-point change in short-term interest rates would have a $164,000 impact on the Company's annual investment income. The Company is not subject to a material amount of risk related to changes in foreign currency exchange rates.

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

In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers then in office violated certain securities laws by issuing alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. During 2002 the Company settled the lawsuit for a payment of $1.25 million to the plaintiffs, without any admission of liability. The agreement between the Company and the plaintiffs was approved by the District Court in September 2002, and the matter has been dismissed with prejudice. The Company's insurer paid $1.0 million of the cost of the settlement, and the Company recorded a $250,000 expense during the three months ended June 30, 2002, which was included in selling, general and administrative expenses.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

          EXHIBIT               DESCRIPTION
          -------        -------------------------------------------------------

           3.1.5         Amendment to Restated Certificate of Incorporation
          10.5.2         Amendment to Stock Option Plan
          10.52          Amendment to Convertible Promissory Note dated August
                         8, 2002.

(b)  REPORTS  ON  FORM  8-K.

The Company filed a Current Report on Form 8-K on July 2, 2003, to report the execution of a definitive agreement to purchase all of the outstanding stock of Health Net Vision, Inc. ("HN Vision") and certain group vision insurance business underwritten by Health Net Life Insurance Company ("HN Life"), which is an affiliate of HN Vision, for $3.0 million in cash, subject to regulatory approval. The Company previously filed a Current Report on Form 8-K on April 25, 2003, to report the execution of a binding letter of intent to purchase all of the outstanding stock of HN Vision. The terms of the definitive agreement are substantially the same as the terms of the binding letter of intent. The transaction is currently pending regulatory approval. See Note 4 to the accompanying condensed consolidated financial statements for more information on this transaction.

The Company filed a Current Report on Form 8-K on August 12, 2003, to report the issuance of a news release containing information on the Company's results of operations for the quarter and six months ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on the 13th day of August 2003.

         SAFEGUARD  HEALTH  ENTERPRISES,  INC.


               By: /s/  James  E.  Buncher
                   -----------------------
                   James  E.  Buncher
                   President  and  Chief  Executive  Officer
                   (Principal  Executive  Officer)


               By: /s/  Dennis  L.  Gates
                   ----------------------
                   Dennis  L.  Gates
                   Senior Vice President and Chief Financial Officer (Principal Accounting Officer)