Form 10-Q
period 2003-09-30
SAFEGUARD HEALTH ENTERPRISES INC
filed 2003-11-14
CIK 727303

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

As of November 1, 2003, the number of shares of registrant's common stock, par value $0.01 per share, outstanding was 5,737,380 shares (not including 3,216,978 shares of common stock held in treasury), and the number of shares of registrant's convertible preferred stock, par value $0.01 per share, outstanding was 30,000,000 shares.

                                   SAFEGUARD HEALTH ENTERPRISES, INC.
                      INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003


                                                                                                    PAGE
                                                                                                    ----
PART I.     FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . .      1

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     14

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk  . . . . . . . . . . . . .     23

   Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24

   Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .     24

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25

CERTIFICATIONS  BY  CHIEF  EXECUTIVE  OFFICER  AND  CHIEF  FINANCIAL  OFFICER . . . . . . . . . .     26

PART  I.   FINANCIAL  INFORMATION
ITEM  1.   CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                            SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)
                                                (UNAUDITED)
                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                2003             2002
                                                                           ---------------  --------------
                                                  ASSETS
Current assets:
  Cash and cash equivalents                                                $        4,461   $       3,036
  Investments available-for-sale, at fair value                                     9,602           9,668
  Accounts receivable, net of allowances                                            1,770           2,554
  Other current assets                                                                463             853
                                                                           ---------------  --------------
    Total current assets                                                           16,296          16,111

Property and equipment, net of accumulated depreciation and amortization            3,686           3,532
Restricted investments available-for-sale, at fair value                            3,091           3,254
Notes receivable, net of allowances                                                   379             457
Goodwill                                                                            8,737           8,590
Intangible assets, net of accumulated amortization                                  2,267           2,013
Other assets                                                                          210             157
                                                                           ---------------  --------------

    Total assets                                                           $       34,666   $      34,114
                                                                           ===============  ==============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $        1,070   $       1,661
  Accrued expenses                                                                  3,842           3,526
  Current portion of long-term debt and capital lease obligations                   1,189           2,430
  Claims payable and claims incurred but not reported                               5,822           4,690
  Deferred premium revenue                                                          1,386           1,786
                                                                           ---------------  --------------
    Total current liabilities                                                      13,309          14,093

Long-term debt and capital lease obligations, net of current portion                2,785           2,997
Other long-term liabilities                                                           937           1,013
Commitments and contingencies (Note 8)

Stockholders' equity:
  Convertible preferred stock and additional paid-in capital                       41,250          41,250
  Common stock and additional paid-in capital                                      22,742          22,662
  Retained earnings (accumulated deficit)                                         (28,612)        (30,170)
  Accumulated other comprehensive income                                               81              95
  Treasury stock, at cost                                                         (17,826)        (17,826)
                                                                           ---------------  --------------
    Total stockholders' equity                                                     17,635          16,011
                                                                           ---------------  --------------

    Total liabilities and stockholders' equity                             $       34,666   $      34,114
                                                                           ===============  ==============

     See accompanying Notes to Condensed Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                2003      2002
                                                              --------  --------
Premium revenue, net                                          $23,009   $20,682

Health care services expense                                   16,118    14,546
Selling, general and administrative expense                     6,243     6,040
                                                              --------  --------

Operating income                                                  648        96

Investment and other income                                        73        92
Interest expense                                                  (76)      (84)
                                                              --------  --------

Income before income taxes                                        645       104
Income tax expense                                                 81        --
                                                              --------  --------

    Net income                                                $   564   $   104
                                                              ========  ========

Basic net income per share                                    $  0.02   $  0.00
Weighted average basic shares outstanding                      35,729    35,161

Diluted net income per share                                  $  0.02   $  0.00
Weighted average diluted shares outstanding                    36,421    35,526

     See accompanying Notes to Condensed Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                2003      2002
                                                              --------  --------
Premium revenue, net                                          $68,050   $61,544

Health care services expense                                   47,158    43,772
Selling, general and administrative expense                    19,162    17,656
                                                              --------  --------

Operating income                                                1,730       116

Investment and other income                                       231       311
Interest expense                                                 (262)     (115)
                                                              --------  --------

Income before income taxes                                      1,699       312
Income tax expense                                                141        --
                                                              --------  --------

    Net income                                                $ 1,558   $   312
                                                              ========  ========

Basic net income per share                                    $  0.04   $  0.01
Weighted average basic shares outstanding                      35,711    34,817

Diluted net income per share                                  $  0.04   $  0.01
Weighted average diluted shares outstanding                    36,272    35,374

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                            (IN THOUSANDS)
                                             (UNAUDITED)


                                                                                     2003      2002
                                                                                   --------  --------
Cash flows from operating activities:
  Net income                                                                       $ 1,558   $   312
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Bad debt expense                                                                   117       160
    Depreciation and amortization                                                    1,343       908
    Contribution to retirement plan in the form of common stock, at fair value          86        68
    Gains on sale of assets                                                            (25)      (11)
  Changes in operating assets and liabilities, excluding effects of acquisitions:
    Accounts receivable                                                                732       101
    Other current assets                                                               508       457
    Other assets                                                                       (53)       74
    Accounts payable                                                                   (51)       96
    Accrued expenses                                                                    17      (740)
    Claims payable and claims incurred but not reported                              1,100      (968)
    Deferred premium revenue                                                          (658)      270
                                                                                   --------  --------
      Net cash provided by operating activities                                      4,674       727

Cash flows from investing activities:
  Purchase of investments available-for-sale                                        (8,991)   (3,130)
  Proceeds from sale/maturity of investments available-for-sale                      9,672     6,893
  Cash paid for acquisition of business, net of cash acquired                         (858)   (2,702)
  Purchases of property and equipment                                                 (741)     (311)
  Payments received on notes receivable                                                102        27
  Proceeds from sale of subsidiary                                                      --        72
                                                                                   --------  --------
      Net cash (used in) provided by investing activities                             (816)      849

Cash flows from financing activities:
  Borrowings on long-term debt                                                          --     2,000
  Decrease in bank overdrafts                                                         (582)   (1,746)
  Payments on debt and capital lease obligations                                    (1,775)   (1,099)
  Exercise of stock options                                                             --        49
  (Decrease) increase in other long-term liabilities                                   (76)       61
                                                                                   --------  --------
    Net cash used in financing activities                                           (2,433)     (735)
                                                                                   --------  --------
Net increase in cash and cash equivalents                                            1,425       841
Cash and cash equivalents at beginning of period                                     3,036     1,497
                                                                                   --------  --------
Cash and cash equivalents at end of period                                         $ 4,461   $ 2,338
                                                                                   ========  ========

                            (Continued on next page)


                         SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- Continued
                            NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                            (IN THOUSANDS)
                                             (UNAUDITED)


                                                                                      2003      2002
                                                                                   --------  --------

Supplementary information:
  Cash paid during the period for interest                                         $   267   $   115

Supplementary disclosure of non-cash activities:
  Purchases of property and equipment through capital leases                       $   335   $ 1,784

  Liabilities assumed in acquisition of business:
    Fair value of identifiable assets acquired, excluding cash                     $ 1,336   $   408
    Goodwill related to transaction                                                    147     6,926
    Less - Secured convertible note issued in transaction                               --    (2,625)
    Less - Common stock issued in transaction                                           --    (1,040)
    Less - Cash paid in transaction, net of cash acquired                             (858)   (2,702)
    Less - Liability for contingent purchase price                                    (293)       --
                                                                                   --------  --------
      Liabilities assumed in acquisition of business                               $   332   $   967
                                                                                   ========  ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE  1.  GENERAL
-----------------

The accompanying unaudited condensed consolidated financial statements of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") as of September 30, 2003, and for the three months and nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America with respect to interim periods. The accompanying financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. In accordance with the regulations of the Securities and Exchange Commission, these financial statements omit certain footnote disclosures and other information that would be necessary to present the Company's financial position and results of operations in accordance with accounting principles generally accepted in the United States of America with respect to annual periods. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which includes the Company's Consolidated Financial Statements and Notes thereto for that period.

NOTE  2.  SIGNIFICANT  ACCOUNTING  POLICIES  ANDRECENTLY  ADOPTED  ACCOUNTING
-----------------------------------------------------------------------------
          PRINCIPLES
          ----------

GOODWILL

The Company's accounting for goodwill is in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Goodwill as of September 30, 2003 consists of $4.7 million of goodwill related to the acquisition of Paramount Dental Plan, Inc. ("Paramount") in August 2002, $3.9 million of goodwill related to the acquisition of First American Dental Benefits, Inc. ("First American") in 1996, and $0.1 million of goodwill related to the acquisition of Ameritas Managed Dental Plan, Inc. ("Ameritas") in March 2003. See Note 3 for more information on the Paramount and Ameritas acquisitions. In the case of each acquisition, goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired. In the case of the First American acquisition, the balance is net of an adjustment in 1999 to reduce the carrying value of the goodwill to its estimated fair value. The Company has not yet completed its identification of the intangible assets that were acquired in the Ameritas acquisition, or its determination of the fair values of those intangible assets. The amount of goodwill related to the Ameritas acquisition reflects the Company's preliminary estimate of the aggregate fair value of the intangible assets acquired, pending its final determination.

SFAS No. 142 requires that goodwill be evaluated for possible impairment on an annual basis and any time an event occurs that may have affected the value of the goodwill. The Company has established October 1 as the date on which it conducts its annual evaluation of goodwill for possible impairment. In accordance with SFAS No. 142, the Company tested its goodwill for possible impairment by estimating the fair value of each of its reporting units that include goodwill, and comparing the fair value of each reporting unit to the book value of the net assets of each reporting unit. The fair value of each reporting unit was determined primarily by estimating the discounted future cash flows of the reporting unit, and by estimating the amount for which the reporting unit could be sold to a third party, based on a market multiple of earnings. The Company had no impairment of its goodwill as of October 1, 2002, based on the method of testing for possible impairment established by SFAS No.
142. The estimates to which the results of the Company's test are the most sensitive are the estimated future cash flows, the amount of shared administrative expenses that are charged to each reporting unit, and the market multiple of earnings that is used to estimate the fair value of each reporting unit. The Company believes the estimates used in its test are reasonable and appropriate, but a significant change in either of these estimates could result in the indication of an impairment of goodwill. The Company is not aware of any events that have occurred since October 1, 2002, that represent an indication of a possible impairment.

Changes in the carrying amount of goodwill during the nine months ended September 30, 2003 were as follows (in thousands):

     Balance at December 31, 2002                              $   8,590
     Goodwill acquired (see Note 3)                                  147
                                                               ---------

       Balance at September 30, 2003                           $   8,737
                                                               =========

INTANGIBLE  ASSETS

Intangible assets as of September 30, 2003 consist of customer relationships and other intangible assets with an aggregate net book value of $2.3 million, all of which were acquired in connection with the acquisitions of Paramount in August 2002 and Ameritas in March 2003, as discussed in Note 3. The amount of the purchase price that was allocated to each of the intangible assets was equal to the Company's estimate of the fair value of each asset. Each intangible asset is being amortized over its estimated useful life on a straight-line basis.

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

STOCK-BASED  COMPENSATION

The Company's accounting for stock options is in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." All stock options granted by the Company have an exercise price equal to the market value of the Company's common stock on the date of grant and accordingly, there is no employee compensation expense related to stock options reflected in the accompanying condensed consolidated statements of operations. Stock options granted generally become exercisable in equal annual installments over a three-year period after the date of grant.

The following table shows the pro forma effect of using the fair value method of accounting for stock options, as described by SFAS No. 123, "Accounting for Stock-Based Compensation," on the Company's net income and net income per share (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                     ------------------------  ------------------------
                                                        2003         2002         2003         2002
                                                     -----------  -----------  -----------  -----------
  Net income, as reported                            $      564   $      104   $    1,558   $      312
  Less -Employee compensation expense based on
     the fair value method of accounting for stock
     options, net of applicable income tax effect          (183)        (214)        (505)        (642)
                                                     -----------  -----------  -----------  -----------

  Pro forma net income (loss)                        $      381   $     (110)  $    1,053   $     (330)
                                                     ===========  ===========  ===========  ===========

  Basic net income per share, as reported            $     0.02   $     0.00   $     0.04   $     0.01
  Pro forma basic net income (loss) per share              0.01        (0.00)        0.03        (0.01)

  Diluted net income per share, as reported          $     0.02   $     0.00   $     0.04   $     0.01
  Pro forma diluted net income (loss) per share            0.01        (0.00)        0.03        (0.01)

SFAS No. 123 requires an entity to estimate the fair value of stock-based compensation by using an option-pricing model that takes into account certain facts and assumptions. The facts and assumptions that must be taken into account are the exercise price, the expected life of the option, the current stock price, the expected volatility of the stock price, the expected dividends on the stock, and the risk-free interest rate. The option-pricing models commonly used were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the stock options granted by the Company. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. The assumptions used to determine the fair value of stock options granted were: an average expected life of four years; expected volatility of 82%; no expected dividends; and a risk-free annual interest rate of 2.0%. The assumptions regarding the expected life of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts.

NET  INCOME  PER  SHARE

Net income per share is presented in accordance with SFAS No. 128, "Earnings Per Share." Basic net income per share is based on the weighted average common shares outstanding, including the common shares into which the convertible preferred stock is convertible, but excluding the effect of other potentially dilutive securities. The number of basic common shares outstanding includes the common share equivalents of the convertible preferred stock because the Company believes the convertible preferred stock is essentially equivalent to common stock, based on all the rights and preferences of both types of stock.

Diluted net income per share is based on the weighted average common shares outstanding, including the effect of all potentially dilutive securities. During the three months and nine months ended September 30, 2003 and 2002, the potentially dilutive securities outstanding consisted of stock options and convertible notes. Diluted net income per share includes the effect of all outstanding stock options with an exercise price below the average market price of the Company's common stock during each applicable period. The Company issued two (2) convertible notes during the three months ended September 30, 2002, as discussed in Note 4. Each of these convertible notes would have an anti-dilutive effect on net income per share for the three months and nine months ended September 30, 2003 and 2002. Accordingly, the convertible notes are excluded from the calculation of diluted net income per share for all periods. As of September 30, 2003, these two convertible notes were convertible into an aggregate of 2,063,000 shares of common stock.

The differences between weighted average basic shares outstanding and weighted average diluted shares outstanding are as follows (in thousands):

                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                 --------------------  --------------------
                                                   2003       2002       2003       2002
                                                 ---------  ---------  ---------  ---------
  Weighted average basic shares outstanding         35,729     35,161     35,711     34,817
  Effect of dilutive stock options                     692        365        561        557
                                                 ---------  ---------  ---------  ---------

    Weighted average diluted shares outstanding     36,421     35,526     36,272     35,374
                                                 =========  =========  =========  =========

RECENTLY  ADOPTED  ACCOUNTING  PRINCIPLES

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 had no significant effect on the Company's consolidated financial statements.

In  November  2002,  the  FASB  issued  FASB  Interpretation  No.  ("FIN")  45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 had no significant effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which is an amendment of SFAS No.
123. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 had no significant effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. The consolidation requirements of FIN 46 are effective for all periods with respect to variable interest entities created after January 31, 2003. The consolidation requirements with respect to variable interest entities created prior to February 1, 2003 are effective for periods beginning after June 15, 2003. The disclosure requirements are effective for all financial statements issued after January 31, 2003. The Company had no variable interest entities as of September 30, 2003, and the adoption of FIN 46 had no significant effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 is effective for financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no significant effect on the Company's consolidated financial statements.

NOTE  3.  ACQUISITIONS
----------------------

Effective August 30, 2002, the Company acquired all of the outstanding capital stock of Paramount Dental Plan, Inc. ("Paramount") for an aggregate cost of approximately $6.8 million, including acquisition expenses. Paramount was a dental benefits company located in Florida and was merged into the Company's Florida dental HMO subsidiary effective August 30, 2002. The business purpose of the acquisition was to increase the Company's market penetration in Florida, which is one of the Company's primary geographic markets. As a result of the acquisition, the number of individuals in Florida for which the Company provides dental benefits increased from approximately 50,000 members to approximately 275,000 members.

The operations of Paramount are included in the Company's consolidated financial statements beginning on September 1, 2002. Following is certain pro forma statement of operations information, which reflects adjustments to the Company's historical financial statements for the nine months ended September 30, 2002, as if the acquisition had been completed as of the beginning of that period (in thousands):

  Premium revenue, net                                           $   66,823
  Operating income                                                      354
  Net income                                                            383

  Basic net income per share                                     $     0.01
  Diluted net income per share                                         0.01

The above pro forma statement of operations information is not intended to indicate the results that would have occurred if the acquisition had actually been completed on the date indicated, or the results that may occur in any future period.

Effective March 31, 2003, the Company acquired all of the outstanding capital stock of Ameritas Managed Dental Plan, Inc. ("Ameritas") for a purchase price of $1.1 million in cash, plus contingent monthly payments during the five years following the acquisition date. Each contingent monthly payment is equal to 10% of the actual premium revenue during the month from customers of Ameritas that existed as of March 31, 2003. As of September 30, 2003, the Company has accrued a total of $293,000 of contingent purchase price, which has been added to the cost of the acquisition for accounting purposes. This amount represents contingent monthly payments related to the period from the acquisition date through September 30, 2003, plus the estimated contingent monthly payments related to the remaining portion of annual customer contracts that are in force as of October 1, 2003. The Company intends to accrue additional portions of the contingent purchase price in the future, if and when the payment of such amounts becomes probable, based on the renewal of existing customer contracts. Based on the amount of premium revenue during the period from April 1, 2003 to September 30, 2003, from customers of Ameritas that existed as of March 31, 2003, the maximum aggregate amount of the contingent monthly payments would be approximately $1.3 million, if the Company retained all of the existing customers of Ameritas for five years after the acquisition date at the premium rates in effect during 2003.

Ameritas was a dental benefits company located in California and was merged into the Company's California dental HMO subsidiary effective March 31, 2003. The business purpose of the acquisition was to increase the Company's market penetration in California, which is one of the Company's primary geographic markets. As a result of the acquisition, the number of individuals in California for which the Company provides dental benefits increased from approximately 300,000 members to approximately 330,000 members.

The aggregate purchase price recorded by the Company as of September 30, 2003, including the amount paid at closing, the contingent purchase price accrued as of September 30, 2003, and certain acquisition expenses, is approximately $1.4 million. The cost of the acquisition was allocated among the net assets acquired as follows (in thousands):

     Fair value of net assets acquired:
       Cash and cash equivalents                                                 $     276
       Investments                                                                     465
       Intangible assets                                                               675
       Goodwill                                                                        147
       Other assets                                                                    196
       Accounts payable and claims payable and claims incurred but not reported        (74)
       Deferred premium revenue                                                       (258)
                                                                                 ----------
         Total cost of acquisition                                               $   1,427
                                                                                 ==========

The Company has not yet completed its identification of the intangible assets that were acquired in the Ameritas acquisition, or its determination of the fair values and amortization periods of those intangible assets. The accompanying condensed consolidated financial statements reflect the Company's preliminary estimate of the aggregate fair value of the intangible assets acquired, and the amortization periods of those assets, pending its final determination. The estimated amount of intangible assets acquired is being amortized on a straight-line basis over a period of approximately five years. The operations of Ameritas are included in the Company's consolidated financial statements beginning on April 1, 2003.

See Note 9 for information on the acquisitions of Health Net Dental, Inc. ("HN Dental") and Health Net Vision, Inc. ("HN Vision"), which were completed effective October 31, 2003.

NOTE  4.  LONG-TERM  DEBT  AND  CAPITAL  LEASE  OBLIGATIONS
-----------------------------------------------------------

Long-term debt and capital lease obligations consisted of the following (in thousands):

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2003             2002
                                                  ---------------  --------------
  Secured convertible promissory note             $        1,813   $       2,427
  Unsecured convertible promissory note                    1,539           1,798
  Capital lease obligations                                  622           1,202
                                                  ---------------  --------------
    Total debt and capital lease obligations               3,974           5,427
  Less - Current portion                                  (1,189)         (2,430)
                                                  ---------------  --------------
    Long-term debt and capital lease obligations  $        2,785   $       2,997
                                                  ===============  ==============

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

The outstanding capital lease obligations are primarily related to the purchase of a new telephone system for the Company's primary administrative office in June 2003, and the purchase of formerly leased furniture for the Company's primary administrative office in June 2002. Under each of the capital leases, the Company has an option to purchase the leased assets for $1.00 at the expiration of the lease.

See Note 9 for a description of $19.0 million of unsecured convertible promissory notes that were issued in October 2003, in connection with the acquisitions of HN Dental and HN Vision.

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

The Company's net deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether those net assets will be realized in the future. The uncertainty is primarily due to large losses incurred by the Company during 1998, 1999 and 2000, relative to the amounts of income earned by the Company during 2001, 2002 and the first nine months of 2003, as well as the existence of significant net operating loss carryforwards.

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

The Company had taxable income for federal income tax purposes for the nine months ended September 30, 2003. Its taxable income was completely offset by net operating loss carryforwards from previous years, but the Company recognized current federal income tax expense in 2003, due to the alternative minimum tax. For California state income tax purposes, the Company had taxable income during the first nine months of 2003. The State of California suspended the use of net operating loss carryforwards to offset current taxable income for 2003 for all corporations. Accordingly, the Company recognized current state income tax expense for the nine months ended September 30, 2003. The Company incurred a net loss for both federal and state income tax purposes for the nine months ended September 30, 2002, and therefore, recognized no current income tax expense for this period. The Company recognized no deferred income tax expense or benefit during the nine months ended September 30, 2003 or 2002, due to the valuation allowance against its net deferred tax assets, as discussed above.

NOTE  7.  TOTAL  COMPREHENSIVE  INCOME
--------------------------------------

Total comprehensive income includes the change in stockholders' equity during the period from transactions and other events and circumstances from non-stockholder sources. Total comprehensive income of the Company for the nine months ended September 30, 2003 and 2002, includes net income and other comprehensive income or loss, which consists of unrealized gains and losses on marketable securities, net of realized gains and losses that occurred during the period. Other comprehensive income (loss) was $(22,000) and $47,000 for the three months ended September 30, 2003 and 2002, respectively, and $(14,000) and $38,000 for the nine months ended September 30, 2003 and 2002, respectively. Total comprehensive income was $542,000 and $151,000 for the three months ended September 30, 2003 and 2002, respectively, and $1,544,000 and $350,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

In the case of the assigned leases, the Company is secondarily liable for the lease payments in the event the purchasers of those practices fail to make the payments. As of September 30, 2003, the total of the minimum annual payments under these leases was approximately $1.2 million, and the aggregate contingent liability of the Company related to these leases was approximately $2.2 million over the remaining terms of the lease agreements, which expire at various dates through 2007. The Company has not been notified of any defaults under these leases that would materially affect the Company's consolidated financial position.

GUARANTEES  AND  INDEMNITIES

As discussed above, the Company has contingent lease obligations under which it is secondarily liable for the lease payments under dental office leases that have been assigned to third parties. In the event those third parties fail to make the lease payments, the Company could be obligated to make the lease payments itself. The Company has also purchased a letter of credit for $250,000 in connection with a customer agreement. In the event the Company fails to meet its financial obligations to the customer, the customer would be able to use the letter of credit to satisfy the Company's obligations, in which case the Company would be obligated to repay the issuer of the letter of credit. The Company also indemnifies its directors and officers to the maximum extent permitted by Delaware law. In addition, the Company makes indemnities to its customers in connection with the sale of dental and vision benefit plans in the ordinary course of business. The maximum amount of potential future payments under all of the preceding guarantees and indemnities cannot be determined. The Company has recorded no liabilities related to these guarantees and indemnities in the accompanying condensed consolidated balance sheets, except as described above under "Contingent Lease Obligations." The Company issued no guarantees during the nine months ended September 30, 2003.

DIRECTORS'  AND  OFFICERS'  LIABILITY  INSURANCE

The Company's directors' and officers' liability insurance policy, which provided $5 million of coverage after a $250,000 deductible, expired on September 30, 2002. Due to a significant increase in the cost of such insurance, the Company elected not to purchase this insurance coverage effective October 1, 2002.

GOVERNMENT  REGULATION

During the nine months ended September 30, 2003 and 2002, one of the Company's subsidiaries was not in compliance with a regulatory requirement that limits the amount of the subsidiary's administrative expenses as a percentage of premium revenue. The Company has discussed this noncompliance with the applicable regulatory agency, and that agency has taken no action with respect to this noncompliance. The Company believes this instance of noncompliance with regulatory requirements will have no significant effect on its consolidated financial statements.

NOTE  9.  SUBSEQUENT  EVENTS
----------------------------

Effective October 31, 2003, the Company acquired all of the outstanding capital stock of Health Net Dental, Inc. ("HN Dental"), which is a California dental HMO, and certain PPO/indemnity dental business underwritten by Health Net Life Insurance Company ("HN Life"), which is an affiliate of HN Dental, for $10.4 million in cash and an agreement to provide private label dental HMO and PPO/indemnity products to be sold in the marketplace by subsidiaries of Health Net, Inc., the parent company of HN Dental, for a period of at least five years following the transaction, subject to certain conditions. Effective October 31, 2003, the Company also acquired all of the outstanding capital stock of Health Net Vision, Inc. ("HN Vision"), which is a California vision HMO and an affiliate of HN Dental, and certain PPO/indemnity vision business underwritten by HN Life, for $4.4 million in cash.

The aggregate cost of the acquisitions was approximately $16.3 million, including estimated severance liabilities related to employees of HN Dental and HN Vision, and other acquisition expenses. The combined annual revenue of the acquired businesses was approximately $65 million for the year ended December 31, 2002.

The business purpose of these acquisitions was to increase the Company's market penetration in California, which is one of the Company's primary geographic markets, and to gain vision benefit products that are internally administered by the Company. As a result of the acquisitions, the number of individuals in California for which the Company provides dental benefits increased from approximately 350,000 members to approximately 800,000 members, and the number of individuals in California for which the Company provides vision benefits increased from approximately 20,000 members to approximately 150,000 members.

The acquisitions were financed through the issuance of $19.0 million of unsecured convertible promissory notes to certain of its principal stockholders in October 2003. The proceeds from the convertible notes were used primarily to finance the acquisitions, to satisfy the increase in the Company's regulatory net worth requirements related to the PPO/indemnity dental and vision business that was acquired, and to provide working capital that may be required in connection with the integration of the acquired businesses into the Company's existing operations.

The convertible notes bear interest at 6.0% annually, and are convertible into the Company's common stock at the rate of $1.75 per share, at the option of the holder. There are no principal payments due under the convertible notes prior to January 31, 2010, then principal payments are due beginning on January 31, 2010, and each three months thereafter through July 31, 2013, pursuant to a ten-year amortization schedule, and the remaining balance is payable in full on October 31, 2013. The convertible notes are payable in full upon a change in control of the Company, at the holder's option. The Company has the option of redeeming the convertible notes for 229% of face value during the first seven years after the date of issuance, for 257% of face value during the eighth year after issuance, for 286% of face value during the ninth year after issuance, and for 323% of face value during the tenth year after issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. The Company desires to take advantage of these safe harbor provisions. The following risk factors, as well as the risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and the Company's Current Reports on Form 8-K filed on February 14, 2003, April 3, 2003, April 25, 2003, May 5, 2003, July 2, 2003, August 13, 2003, November 7, 2003, and November 10, 2003, all of which have been filed with the Securities and Exchange Commission, should be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

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

RISK  FACTORS

The Company's business and competitive environment includes numerous factors that expose the Company to risk and uncertainty. Some risks are related to the dental benefits industry in general and other risks are related to the Company specifically. Due to the risks and uncertainties described below, there can be no assurance that the Company will be able to maintain its current market position. Some of the risk factors described below have adversely affected the Company's operating results in the past, and all of these risk factors could affect the Company's future operating results.

INTEGRATION  OF  ACQUIRED  BUSINESS

The Company completed the acquisition of HN Dental, HN Vision, and certain PPO/indemnity dental and vision business underwritten by HN Life in the fourth quarter of 2003. See Note 9 to the accompanying condensed consolidated financial statements for more information on these transactions. The combined annual revenue of the acquired businesses was approximately $65 million for the year ended December 31, 2002, which is material compared to the Company's existing operations. The Company expects to integrate the operations of HN Dental, HN Vision and the related PPO/indemnity business into its existing operations during the next several months. Due to the relatively large size of the business acquired, and the complexities inherent in this process, there is a risk that the Company may not be able to complete such integration in a timely and effective manner. In such case, the Company may not be able to retain all of the customers of the acquired companies, resulting in a loss of revenue, and the Company's health care services or general and administrative expenses could be higher than expected, which could have a negative impact on the Company's overall profitability.

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

CONTINGENT  LEASE  OBLIGATIONS

The Company sold all of its general dental practices and orthodontic practices in 1996, 1997 and 1998. The Company also re-sold certain of these practices in October 2000, after the original purchaser of a number of the practices defaulted on its obligations to the Company. All of the office lease agreements related to those practices either have been assigned to the respective purchasers of the practices, or have expired. As of September 30, 2003, the Company is contingently liable for an aggregate of approximately $2.2 million of office lease obligations related to those practices for which the leases have been assigned. Although the leases have been assigned to the purchasers of those practices, there can be no assurance that the persons and/or entities to which these office leases were assigned will make the lease payments, and that the Company will not become liable for those payments.

PAYMENTS  DUE  ON  PROMISSORY  NOTES

In connection with the sale of certain dental practices, the dentists who purchased those practices issued long-term promissory notes to the Company, which are secured by the assets purchased. The net book value of the remaining two promissory notes is $379,000 as of September 30, 2003. There can be no assurance that each of these dentists will make timely payments on the promissory notes in the future.

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

COMPETITIVE  MARKET

The Company operates in a highly competitive industry. Its ability to operate on a profitable basis is affected by significant competition for employer groups and for contracting dental providers. Dental providers are becoming more sophisticated, their dental practices are busier, and they are less willing to join the Company's networks under capitation arrangements or discounted fees. There can be no assurance the Company will be able to compete successfully enough to be profitable. Existing or new competitors could have a negative impact on the Company's revenues, earnings and growth prospects. The Company expects the level of competition to remain high for the foreseeable future.

ABILITY  TO  MAINTAIN  REVENUE

The combined premium revenue of the Company, Paramount and Ameritas decreased slightly from $69.6 million on a pro forma basis during the nine months ended September 30, 2002, to $68.9 million on a pro forma basis during the comparable period in 2003, primarily due to the loss of a number of customers, and a net decrease in the enrollment within retained customers. The Company intends to expand its business in the future and to increase its annual revenue, but there can be no assurance the Company will be able to maintain its current level of revenue or increase it in the future. The ability of the Company to maintain its existing business or to expand its business depends on a number of factors, including existing and emerging competition, its ability to maintain its relationships with existing customers and brokers, its ability to maintain competitive networks of dental providers, its ability to maintain effective control over the cost of dental services, and its ability to obtain sufficient working capital to support an increase in revenue.

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

ACCOUNTS  RECEIVABLE

Accounts receivable represent uncollected premiums related to coverage periods prior to the balance sheet date, and are stated at the estimated collectible amounts, net of an allowance for bad debts. The Company continuously monitors the timing and amount of its premium collections, and maintains a reserve for estimated bad debt losses. The amount of the reserve is based primarily on the Company's historical experience and any customer-specific collection issues that are identified. The Company believes its reserve for bad debt losses is adequate as of September 30, 2003. However, there can be no assurance that the bad debt losses ultimately incurred will not exceed the reserve for bad debts established by the Company.

NOTES  RECEIVABLE

Notes receivable are stated at their estimated realizable values, net of an allowance for bad debts. The Company continuously monitors its collection of payments on the notes receivable, and maintains a reserve for estimated bad debt losses. The amount of the reserve is based primarily on the Company's historical experience in collecting similar notes receivable that are no longer outstanding, and any available information about the financial condition of the note issuers, although the Company has access to very little such information. The Company believes its reserve for bad debt losses is adequate as of September 30, 2003. However, there can be no assurance that the Company will realize the carrying amount of its notes receivable.

GOODWILL

The Company's accounting for goodwill is in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Goodwill as of September 30, 2003 consists of $4.7 million of goodwill related to the acquisition of Paramount in August 2002, $3.9 million of goodwill related to the acquisition of First American in 1996, and $0.1 million of goodwill related to the acquisition of Ameritas in March 2003. See Note 3 to the accompanying condensed consolidated financial statements for more information on these acquisitions. In the case of each acquisition, goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired. In the case of the First American acquisition, the balance is net of an adjustment in 1999 to reduce the carrying value of the goodwill to its estimated realizable value. The Company has not yet completed its identification of the intangible assets that were acquired in the Ameritas acquisition, or its determination of the fair values and amortization periods of those intangible assets. The accompanying condensed consolidated financial statements reflect the Company's preliminary estimate of the aggregate fair value of the intangible assets acquired, and the amortization periods of those assets, pending its final determination.

SFAS No. 142 requires that goodwill be evaluated for possible impairment on an annual basis and any time an event occurs that may have affected the value of the goodwill. The Company has established October 1 of each year as the date on which it conducts its annual evaluation of goodwill for possible impairment. In accordance with SFAS No. 142, the Company tested its goodwill for possible impairment by estimating the fair value of each of its reporting units that include goodwill, and comparing the fair value of each reporting unit to the book value of the net assets of each reporting unit. The fair value of each reporting unit was determined primarily by estimating the discounted future cash flows of the reporting unit, and by estimating the amount for which the reporting unit could be sold to a third party, based on a market multiple of earnings. The Company had no impairment of its goodwill as of October 1, 2002, based on the method of testing for possible impairment established by SFAS No.
142. The estimates to which the results of the Company's test are the most sensitive are the estimates of future cash flows, the amounts of shared administrative expenses that are charged to each reporting unit, and the market multiple of earnings that is used to estimate the fair value of each reporting unit. The Company believes the estimates used in its test are reasonable and appropriate, but a significant change in any of these estimates could result in the indication of an impairment of goodwill. The Company is not aware of any events that have occurred since October 1, 2002, that represent an indication of a possible impairment. However, there can be no assurance that impairment will not occur in the future.

INTANGIBLE  ASSETS

Intangible assets as of September 30, 2003 consist of customer relationships and other intangible assets with an aggregate net book value of $2.3 million, all of which were acquired in connection with the acquisitions of Paramount in August 2002 and Ameritas in March 2003, as discussed in Note 3 to the accompanying condensed consolidated financial statements. The amount of the purchase price that was allocated to each of the intangible assets was equal to the Company's estimate of the fair value of each asset. Each intangible asset is being amortized over its estimated useful life on a straight-line basis. The estimates to which the fair value of each intangible asset are the most sensitive are the estimate of future cash flows related to the asset, the estimated useful life of the asset, and the weighted average cost of capital assumed. The Company believes the estimates used in determining the fair value of each intangible asset are reasonable and appropriate, but a significant change in any of these estimates could result in a significant change in the fair values of the intangible assets, or the amortization periods of those assets, or both.

CLAIMS  PAYABLE  AND  CLAIMS  INCURRED  BUT  NOT  REPORTED

The estimated liability for claims payable and claims incurred but not reported ("IBNR") is based primarily on the average historical lag time between the date of service and the date the related claim is paid by the Company, and the recent trend in payment rates and the average number of incurred claims per covered individual. The use of average historical lag times to estimate current lag times is dependent on the assumption that the average time to process claims currently is consistent with the average time to process claims historically. The Company makes adjustments to the average historical lag times to account for any changes in claims processing times, but a significant change in these adjustments could result in a significant change in the estimated liability. The estimate of the liability is also dependent on the assumption that the recent trend in payment rates and the average number of incurred claims per covered individual has continued to the balance sheet date. A significant change in provider payment rates or utilization rates related to claims not yet received by the Company could result in a significant change in the amount of the liability. Since the liability for claims payable and claims incurred but not reported is an actuarial estimate, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are included in the consolidated statement of operations for the period in which the differences are identified.

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

The Company's net deferred tax assets have been fully reserved since September 30, 1999, due to uncertainty about whether those net assets will be realized in the future. The uncertainty is primarily due to large losses incurred by the Company during 1998, 1999 and 2000, relative to the amounts of income earned by the Company during 2001, 2002 and the first nine months of 2003, as well as the existence of significant net operating loss carryforwards.

RESULTS  OF  OPERATIONS

The following table shows the Company's results of operations as a percentage of premium revenue, and is used in the period-to-period comparisons discussed below.

                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                             ----------------------  ----------------------
                                                2003        2002        2003        2002
                                             ----------  ----------  ----------  ----------
Premium revenue, net                             100.0%      100.0%      100.0%      100.0%

Health care services expense                      70.1        70.3        69.3        71.1
Selling, general and administrative expense       27.1        29.2        28.2        28.7
                                             ----------  ----------  ----------  ----------
  Operating income                                 2.8         0.5         2.5         0.2

Investment and other income                        0.3         0.4         0.4         0.5
Interest expense                                  (0.3)       (0.4)       (0.4)       (0.2)
                                             ----------  ----------  ----------  ----------
  Income before income taxes                       2.8         0.5         2.5         0.5
Income tax expense                                 0.4          --         0.2          --
                                             ----------  ----------  ----------  ----------

  Net income                                       2.4%        0.5%        2.3%        0.5%
                                             ==========  ==========  ==========  ==========

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Premium revenue increased by $2.3 million, or 11.3%, from $20.7 million in 2002 to $23.0 million in 2003. The average membership for which the Company provided dental coverage increased by approximately 139,000 members, or 22.9%, from 607,000 members in 2002 to 746,000 members in 2003. The operations of Paramount are included in the Company's financial statements beginning on September 1, 2002, and the operations of Ameritas are included beginning on April 1, 2003. Average membership increased in 2003 by approximately 125,000 members due to the Paramount acquisition, and by approximately 25,000 members due to the Ameritas acquisition, and these increases were partially offset by a small decrease in enrollment within the Company's pre-existing business.

Premium revenue increased by only 11.3% even though average membership increased 22.9%. This was primarily due to the Paramount acquisition, as the business acquired from Paramount consists largely of products that have significantly lower premium rates than the Company's pre-existing business. This is because the dental plan designs offered by Paramount include a significantly lower level of benefits than the benefit plans offered by the Company prior to the acquisition of Paramount. Substantially all of the Company's premium revenue was derived from dental benefit plans in 2003 and 2002. Premium revenue from vision benefit plans and other products was not material in 2003 or 2002.

Health care services expense increased by $1.6 million, or 10.9%, from $14.5 million in 2002 to $16.1 million in 2003. Health care services expense as a percentage of premium revenue (the "loss ratio") decreased slightly from 70.3% in 2002 to 70.1% in 2003.

Selling, general and administrative ("SG&A") expense as a percentage of premium revenue decreased from 29.2% in 2002 to 27.1% in 2003, while the amount of SG&A expense increased by $0.2 million, or 3.3%, from $6.0 million in 2002 to $6.2 million in 2003. The increase in SG&A expenses is primarily due to increases in broker commissions and amortization expense, which were partially offset by decreases in various other expenses, including telephone, equipment rent and maintenance and consulting. The increase in broker commissions is primarily related to an 11.3% increase in premium revenue, as discussed above. The increase in amortization expense is due to amortization of the intangible assets acquired in the Paramount acquisition in August 2002 and the Ameritas acquisition in March 2003.

Investment and other income decreased from $92,000 in 2002 to $73,000 in 2003, which was primarily due to a decrease in the amount of investments held by the Company. The decrease in the amount of the Company's investments is primarily due to an aggregate of $3.6 million of net cash used in the acquisitions of Paramount in August 2002 and Ameritas in March 2003, and to $2.3 million of principal payments on debt and capital lease obligations during the twelve months ended September 30, 2003, which were partially offset by a $2.0 million borrowing in August 2002.

Interest expense decreased from $84,000 in 2002 to $76,000 in 2003, which was primarily due to debt payments made during the twelve months ended September 30, 2003.

Income before income taxes improved significantly, from $104,000 in 2002 to $609,000 in 2003, which was primarily due to a decrease in SG&A expense as a percentage of premium revenue, from 29.2% in 2002 to 27.1% in 2003, as discussed above.

Income tax expense increased from zero in 2002 to $81,000 in 2003. The Company's effective tax rate was relatively low in 2003 primarily due to net operating loss carryforwards from previous years. The Company had a loss for tax purposes in 2002, and accordingly, recorded no income tax expense. See Note 6 to the accompanying condensed consolidated financial statements for more information on income tax expense.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Premium revenue increased by $6.5 million, or 10.6%, from $61.5 million in 2002 to $68.0 million in 2003. The average membership for which the Company provided dental coverage increased by approximately 180,000 members, or 31.7%, from 568,000 members in 2002 to 748,000 members in 2003. The operations of Paramount are included in the Company's financial statements beginning on September 1, 2002, and the operations of Ameritas are included beginning on April 1, 2003. Average membership increased in 2003 by approximately 190,000 members due to the Paramount acquisition, and by approximately 17,000 members due to the Ameritas acquisition, and these increases were partially offset by a small decrease in enrollment within the Company's pre-existing business.

Premium revenue increased by only 10.6% even though average membership increased 31.7%. This was primarily due to the Paramount acquisition, as the business acquired from Paramount consists largely of products that have significantly lower premium rates than the Company's pre-existing business. This is because the dental plan designs offered by Paramount include a significantly lower level of benefits than the benefit plans offered by the Company prior to the acquisition of Paramount. Substantially all of the Company's premium revenue was derived from dental benefit plans in 2003 and 2002. Premium revenue from vision benefit plans and other products was not material in 2003 or 2002.

Health care services expense increased by $3.4 million, or 7.7%, from $43.8 million in 2002 to $47.2 million in 2003. The loss ratio decreased from 71.1% in 2002 to 69.3% in 2003, which is primarily due to a significantly lower loss ratio in the business acquired from Paramount, compared to the loss ratio in the Company's pre-existing business. The lower loss ratio in the Paramount business is primarily due to the type of benefit plan designs sold by Paramount, as discussed above.

SG&A expense as a percentage of premium revenue decreased from 28.7% in 2002 to 28.2% in 2003, while the amount of SG&A expense increased by $1.5 million, or 8.5%, from $17.7 million in 2002 to $19.2 million in 2003. The increase in SG&A expenses is primarily due to increases in broker commissions and amortization expense. The increase in broker commissions is primarily related to a 10.6% increase in premium revenue, as discussed above. The increase in amortization expense is due to amortization of the intangible assets acquired in the Paramount acquisition in August 2002 and the Ameritas acquisition in March 2003.

Investment and other income decreased from $311,000 in 2002 to $231,000 in 2003, which was primarily due to a decrease in the amount of investments held by the Company. The decrease in the amount of the Company's investments is primarily due to a total of $3.6 million of net cash used in the acquisitions of Paramount and Ameritas, and to $2.3 million of principal payments on debt and capital lease obligations during the twelve months ended September 30, 2003, which were partially offset by a $2.0 million borrowing in August 2002.

Interest expense increased from $115,000 in 2002 to $262,000 in 2003, which was primarily due to the fact that most of the Company's existing debt was incurred after June 30, 2002, as discussed in more detail in Note 4 to the accompanying condensed consolidated financial statements.

Income before income taxes improved significantly, from $312,000 in 2002 to $1.7 million in 2003, which was primarily due to a decrease in the loss ratio from 71.1% in 2002 to 69.3% in 2003, and a decrease in SG&A expense as a percentage of premium revenue, from 28.7% in 2002 to 28.1% in 2003, as discussed above.

Income  tax  expense  increased  from  zero  in  2002  to  $141,000 in 2003. The
Company's effective tax rate was relatively low in 2003 primarily due to net operating loss carryforwards from previous years. The Company had a loss for tax purposes in 2002, and accordingly, recorded no income tax expense. See Note 6 to the accompanying condensed consolidated financial statements for more information on income tax expense.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's net working capital increased from $2.0 million as of December 31, 2002, to $3.0 million as of September 30, 2003. The increase in net working capital was primarily due to $2.9 million of net income plus depreciation and amortization expense, and a $1.2 million reduction in the current portion of long-term debt and capital lease obligations, which were partially offset by $1.8 million of debt payments, and $0.9 million of net cash used in the acquisition of Ameritas in March 2003, as discussed in Note 3 to the accompanying condensed consolidated financial statements. The $1.2 million decrease in the current portion of long-term debt and capital lease obligations was primarily due to an amendment to the payment terms of the Company's unsecured convertible note during the second quarter of 2003, as discussed in
Note 4 to the accompanying condensed consolidated financial statements, and the payment in full of one of the Company's capital lease obligations during 2003.

The Company's total debt decreased from $5.4 million as of December 31, 2002, to $4.0 million as of September 30, 2003, primarily due to $1.8 million of debt payments during the first nine months of 2003, which were partially offset by a new capital lease during the second quarter of 2003. The new capital lease is related to a new telephone system for the Company's primary administrative office. The aggregate principal payments due under all of the Company's debt, including its capital leases, are $0.3 million during the remainder of 2003, $1.1 million in 2004, $0.8 million in 2005, $0.5 million in 2006, $0.8 million in 2007, and $0.5 million in 2008.

In August 2002, the Company borrowed $2.0 million from one of its principal stockholders, which was used to increase the Company's working capital, to provide for the payments due under the two capital lease obligations entered into in June 2002, as discussed in Note 4 to the accompanying condensed consolidated financial statements, and to provide for the payments due under the settlement of a stockholder litigation matter. The borrowing was made under an unsecured convertible note that bears interest at 7.0% annually, and is payable in monthly installments of interest only through May 2006, then in monthly installments of principal and interest from June 2006 through August 2008. The outstanding balance under the convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share.

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

Effective March 31, 2003, the Company acquired all of the outstanding capital stock of Ameritas for a purchase price of $1.1 million in cash, plus contingent monthly payments during the five years following the acquisition date. Each contingent monthly payment is equal to 10% of the actual premium revenue during the month from customers of Ameritas that existed as of March 31, 2003. As of September 30, 2003, the Company has accrued a total of $293,000 of contingent purchase price, which has been added to the cost of the acquisition for accounting purposes. Based on the amount of premium revenue during the period from April 1, 2003 to September 30, 2003, from customers of Ameritas that existed as of March 31, 2003, the maximum aggregate amount of the contingent monthly payments would be approximately $1.3 million, if the Company retained all of the existing customers of Ameritas for five years after the acquisition date at the premium rates in effect during 2003. See Note 3 to the accompanying condensed consolidated financial statements for more information on this acquisition. The operations of Ameritas are included in the Company's consolidated financial statements beginning on April 1, 2003.

Effective October 31, 2003, the Company acquired all of the outstanding capital stock of Health Net Dental, Inc. ("HN Dental"), which is a California dental HMO, and certain PPO/indemnity dental business underwritten by Health Net Life Insurance Company ("HN Life"), which is an affiliate of HN Dental, for $10.4 million in cash and an agreement to provide private label dental HMO and PPO/indemnity products to be sold in the marketplace in conjunction with Health Net medical products by subsidiaries of Health Net, Inc., the parent company of HN Dental, for a period of at least five years following the transaction, subject to certain conditions. Effective October 31, 2003, the Company also acquired all of the outstanding capital stock of Health Net Vision, Inc. ("HN Vision"), which is a California vision HMO and an affiliate of HN Dental, and certain PPO/indemnity vision business underwritten by HN Life, for $4.4 million in cash. The aggregate cost of the acquisitions was approximately $16.3 million, including estimated severance liabilities related to employees of HN Dental and HN Vision, and other acquisition expenses.

The business purpose of these acquisitions was to increase the Company's market penetration in California, which is one of the Company's primary geographic markets, and to gain vision benefit products that are internally administered by the Company. The acquisitions increased the number of individuals in California for which the Company provides dental benefits from approximately 350,000 members to approximately 800,000 members, and increased the number of individuals in California for which the Company provides vision benefits from approximately 20,000 members to approximately 150,000 members.

The acquisitions were financed through the issuance of $19.0 million of unsecured convertible promissory notes to certain of its principal stockholders. The proceeds from the convertible notes were used primarily to finance the acquisitions, to satisfy the increase in the Company's regulatory net worth requirements related to the PPO/indemnity dental and vision business that was acquired, and to provide working capital that may be required in connection with the integration of the acquired businesses into the Company's existing operations and other purposes.

The convertible notes bear interest at 6.0% annually, and are convertible into the Company's common stock at the rate of $1.75 per share, at the option of the holder. There are no principal payments due under the convertible notes prior to January 31, 2010, then principal payments are due beginning on January 31, 2010, and each three months thereafter through July 31, 2013, pursuant to a ten-year amortization schedule, and the remaining balance is payable in full on October 31, 2013. The convertible notes are payable in full upon a change in control of the Company, at the holder's option. The Company has the option of redeeming the convertible notes for 229% of face value during the first seven years after the date of issuance, for 257% of face value during the eighth year after issuance, for 286% of face value during the ninth year after issuance, and for 323% of face value during the tenth year after issuance.

The Company believes it has adequate financial resources to continue its current operations for the foreseeable future. The Company also believes it will be able to meet all of its financial obligations from its existing financial resources and future cash flows from its operations. Although the Company believes it can meet all of its financial obligations from its internal resources, there can be no assurance that the Company's future earnings will be adequate to make all of the payments on the Company's various obligations as they become due.

Net cash provided by operating activities increased significantly from $0.7 million during the nine months ended September 30, 2002, to $4.7 million in the same period in 2003. This was primarily due to an increase in net cash provided by net income plus depreciation and amortization expense, and by an increase in claims payable and claims incurred but not reported ("IBNR"). Net cash provided by net income plus depreciation and amortization expense increased from $1.2 million in 2002 to $2.9 million in 2003, which is discussed above under Results from Operations. There was $1.1 million of net cash provided by an increase in claims payable and IBNR in 2003, compared to $1.0 million of net cash used by a decrease in claims payable and IBNR in 2002. The increase in claims payable and IBNR in 2003 was primarily due to a temporary decrease in the amount of claims paid during September 2003, in connection with the Company's conversion of its business to a new primary software application during September. The decrease in claims payable and IBNR in 2002 was primarily due to an intentional acceleration in the Company's payment of provider claims, which continued during 2003, except during the month of September, as noted above.

Net cash used by investing activities was $0.8 million in 2003, compared to $0.8 million of net cash provided by investing activities in 2002. The change was primarily due to a decrease in net sales of investments from $3.8 million in 2002 to $0.7 million in 2003. The net sales of investments in 2002 were completed primarily to raise cash that was needed to finance the acquisition of Paramount, a $1.7 million decrease in bank overdrafts, and $1.1 million of debt payments. Net cash used in financing activities increased from $0.7 million in 2002 to $2.4 million in 2003, primarily due to the $2.0 million borrowing that was completed in August 2002, as discussed in Note 4 to the accompanying condensed consolidated financial statements.

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

ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company is subject to risk related to changes in short-term interest rates, due to its investments in interest-bearing securities. As of September 30, 2003, the Company's total cash and investments were approximately $17.2 million. Therefore, a one percentage-point change in short-term interest rates would have a $172,000 impact on the Company's annual investment income. The Company is not subject to a material amount of risk related to changes in foreign currency exchange rates.

ITEM  4.   CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

The Company completed an evaluation as of September 30, 2003, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information related to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission.

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

In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers then in office violated certain securities laws by issuing alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. During 2002 the Company settled the lawsuit for a payment of $1.25 million to the plaintiffs, without any admission of liability. The agreement between the Company and the plaintiffs was approved by the District Court in September 2002, and the lawsuit has been dismissed with prejudice. The Company's insurer paid $1.0 million of the cost of the settlement, and the Company recorded a $250,000 expense during 2002, which was included in selling, general and administrative expenses.

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

None.

(b)  REPORTS  ON  FORM  8-K.

The Company filed a Current Report on Form 8-K on August 12, 2003, to report the issuance of a news release containing information on the Company's results of operations for the quarter and six months ended June 30, 2003.

The Company filed a Current Report on Form 8-K on November 7, 2003, to report the completion of the acquisition of HN Dental and HN Vision effective October 31, 2003, and the issuance of $19.0 million of unsecured convertible promissory notes to certain of its principal stockholders in October 2003. See Note 9 to the accompanying condensed consolidated financial statements for more information on these events.

The Company filed a Current Report on Form 8-K on November 10, 2003, to report the issuance of a news release containing information on the Company's results of operations for the quarter and nine months ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on the 10th day of November 2003.

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