Form 10-K
period 2003-12-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 2004-04-14
CIK 727303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003      COMMISSION FILE NUMBER 0-12050

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

                                 YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, was $3,567,000. The number of shares of the registrant's common stock outstanding as of March 31, 2004, was 5,770,590 (not including 3,216,978 shares held in treasury).

                                     SAFEGUARD HEALTH ENTERPRISES, INC.
                          INDEX TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003


                                                                                                       PAGE
                                                                                                       ----
PART I.
  Item 1.       Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

  Item 2.       Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

  Item 3.       Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

  Item 4.       Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . .   19

PART II.

  Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters. . . . . . . . .   19

  Item 6.       Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

  Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.   22

  Item 7A.      Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . .   31

  Item 8.       Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . .   31

  Item 9.       Changes in and Disagreements with Independent Accountants on Accounting and
                  Financial Disclosures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

  Item 9A.      Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

PART III.

  Item 10.      Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . .   31

  Item 11.      Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33

  Item 12.      Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   35

  Item 13.      Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . .   37

  Item 14.      Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . .   37

PART IV.

  Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . .   38

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   39

                                     PART I

ITEM 1.   BUSINESS
------------------

In addition to historical information, the description of business below includes certain forward-looking statements regarding SafeGuard Health Enterprises, Inc. and its subsidiaries (the "Company"), including statements about growth plans, business strategies, future operating results, future financial position, and general economic and market events and trends. The
Company's actual future operating results could differ materially from the results indicated in the forward-looking statements as a result of various events that cannot be predicted by the Company. Those possible events include an increase in competition, changes in health care regulations, an increase in dental care utilization rates, new technologies, an increase in the cost of dental care, the inability to contract with an adequate number of participating providers, the inability to efficiently integrate the operations of acquired businesses, the inability to realize the carrying value of goodwill, intangible assets, and certain long-term promissory notes owed to the Company, natural disasters, loss of key management, and other risks and uncertainties as described below under "RISK FACTORS." The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

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

The Company completed three (3) acquisitions during the last two (2) years. In October 2003, the Company made an acquisition that included a dental HMO company, a vision HMO company, and certain dental and vision PPO/indemnity business, all of which was located in California, and which had aggregate revenue of approximately $74 million in 2003. The total cost of the acquisition was approximately $15.2 million, which was paid in cash and was financed through the issuance of $19.0 million of convertible notes in October 2003. In March 2003, the Company acquired a dental HMO company located in California, which had approximately $3 million of annual revenue. The total cost of the acquisition was approximately $1.3 million. In August 2002, the Company acquired a dental HMO company located in Florida, which had approximately $7 million of annual revenue. The purchase price of the acquisition was approximately $6.7 million, which consisted of a cash payment of $3.0 million, a secured convertible note for $2,625,000, and 769,231 shares of the Company's common stock. The Company is currently licensed as a dental HMO in four states, and as an indemnity insurance company in 20 states. However, substantially all of its revenue is generated in California, Florida and Texas.

The Company's executive offices are located at 95 Enterprise, Suite 100, Aliso Viejo, California 92656-2605, and its website address is www.safeguard.net. Its telephone number is 949.425.4300 and its fax number is 949.425.4586.

DENTAL  CARE  MARKETPLACE

The total market for dental care services and for dental benefit plans has grown rapidly in recent years. The United States Centers for Medicare & Medicaid Services (formerly known as the Health Care Financing Administration) ("CMS") reported that total expenditures for dental care in the United States increased from approximately $50.2 billion in 1997 to an estimated $70.3 billion in 2002. The National Association of Dental Plans (the "NADP") estimated that the number of people in the United States that were enrolled in some type of dental benefit plan increased from 139 million in 1997 to 153 million in 2002, the last year for which this information is available.

The cost of dental services has increased in recent years at a rate higher than that for consumer goods as a whole. The United States Bureau of Labor Statistics (the "BLS") reported that the consumer price index ("CPI") for dental services for all urban consumers increased by 24.0% from 1997 to 2002, while the CPI for all items for all urban consumers increased by 12.1% during the same period. CMS reported that expenditures for dental services accounted for approximately 4.5% of total national health care expenditures during 2002. As a result of increases in the cost of dental services, the Company believes that employers and other purchasers of dental care benefits have a significant interest in effectively managing the cost of dental care benefits.

As noted above, the NADP estimated that approximately 153 million people, or approximately 54% of the total population of the United States, were enrolled in some type of dental benefit plan in 2002. The United States Census Bureau estimated that approximately 242 million people, or approximately 85% of the total population of the United States, were enrolled in some type of medical benefit plan in 2002. The Company believes the number of people without dental coverage represents an opportunity for dental benefits companies to increase their enrollments.

The NADP estimated that enrollment in dental HMO plans decreased from approximately 27 million people in 1997 to approximately 23 million people in 2002. The Company believes the primary reason that total enrollment in dental HMOs has not increased in recent years is that most purchasers desire greater flexibility in the choice of providers than is generally afforded by dental HMOs, and the size of dental HMO provider networks has not kept pace with the growth in the dental benefits market.

In recent years, there has been a significant increase in the enrollment in dental insurance plans that include PPO networks, which typically provide greater flexibility in the member's choice of providers than a dental HMO. Under these plans, the insurance company creates a PPO network by negotiating reduced fees with dentists in exchange for including the dentists in a "preferred provider" list that is distributed to subscribers who are enrolled in the PPO dental plan. The subscribers who are enrolled in the plan generally receive a higher level of benefits, in the form of reduced out-of-pocket expense at the time of service, if they choose to receive services from a dentist in the PPO network. The NADP estimated that enrollment in fully insured PPO dental plans has grown from approximately 15 million people in 1997 to approximately 33 million people in 2002. The Company believes that PPO dental plans have been rapidly gaining in popularity because they provide customers with a balance of cost-effectiveness and flexibility in the choice of providers.

The dental benefit plan business is characterized by participation of several large national insurance companies, and numerous regional insurance companies, regional medical HMOs, and other independent organizations. The NADP estimated there were approximately 77 entities offering dental HMO plans, and approximately 67 entities offering dental PPO plans, in the United States in 2002.

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

(c)  NARRATIVE  DESCRIPTION  OF  BUSINESS

GENERAL  DESCRIPTION  OF  THE  COMPANY

The  Company  provides  dental  benefit  plans,  vision  benefit plans and other related products, to government and private sector employers, government programs for low-income beneficiaries, labor unions, associations, and individuals. The Company also provides dental benefit plans to medical HMOs, which include the Company's dental coverage in their product offerings. The Company currently has contracts with approximately 8,000 employers, medical HMOs, government programs, labor unions and associations, and delivers dental or vision benefits, or related services, to a total of approximately 1.5 million covered individuals. Dental care is provided to covered individuals through the Company's HMO network of approximately 6,000 dentists, and through its PPO network of approximately 16,000 dentists. Vision care is provided to covered individuals through the Company's HMO network of approximately 2,700 optometrists and ophthalmologists, and through its PPO network of approximately 3,700 optometrists and ophthalmologists.

Under the Company's dental benefit plans that have an HMO plan design, its customers pay a monthly premium for each subscriber enrolled in the plan, which is generally fixed for a period of one to two years. The amount of the monthly premium varies depending on the dental services covered, the amount of the member co-payments that are required for certain types of dental services, the geographic location of the group, and the number of dependents enrolled by each subscriber. Each subscriber and dependent is typically required to select a general dentist from the Company's HMO provider network, and to receive all general dental services from that dentist. Under some benefit plans with an HMO plan design, the subscribers and dependents don't have to select a specific general dentist, but they still have to receive services from a provider in the Company's HMO network in order for the services to be covered by the Company's benefit plan. A referral to a specialist must be requested by the general dentist and approved in advance by the Company. The approval by the Company confirms that the referral is for a service covered by the member's benefit plan. Under HMO plan designs, subscribers and dependents are not required to pay deductibles or file claim forms, and are not subject to a maximum annual benefit.

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

The Company's goal is to be a leading dental benefits provider in its primary markets of California, Florida and Texas, but it also provides dental benefit plans in a number of other states. The Company offers a comprehensive range of dental benefit plans that is based on a set of standard plan designs that are generally available in each of the markets in which the Company operates. Additionally, for large clients, the Company has the information technology and flexibility to deliver highly customized benefit plans.

Under the Company's vision benefit plans, customers pay a monthly premium for each subscriber enrolled in the plan, which is typically fixed for a period of one to two years. The monthly premium varies depending on the vision services covered, the member co-payments required for certain vision services, and the number of dependents enrolled by each subscriber. Under the Company's vision plans with an HMO plan design, subscribers and dependents must receive services from a provider in the Company's HMO network in order for the services to be covered by the Company's benefit plan. Under the Company's vision plans with a PPO/indemnity plan design, subscribers and dependents can choose to receive services from any licensed provider. If the subscriber or dependent chooses to receive services from a provider in the PPO network, the amount paid by the subscriber or dependent at the time of service is typically less than it would be if the services were delivered by a provider outside of the PPO network.

The Company uses multiple distribution channels to sell its products. The Company targets the large employer market by developing relationships with benefits consulting firms that are often engaged by large employers to assist them in selecting the best dental plans. The Company utilizes its senior management, outside consultants, and its internal sales force to develop relationships with benefits consulting firms and potential large customers. The Company primarily uses its internal sales force to sell the Company's products to mid-size employer groups, by developing relationships with independent brokers, and to a lesser extent, by contacting potential customers directly. The Company has a telephonic small group sales and service function in each of its primary geographic markets, which focuses on developing the small group market and providing quality service to existing customers in a cost-effective manner. In addition, the Company has developed separate distribution channels for the individual dental benefit plan market, which the Company believes has growth potential. The Company's dental plans are also offered to medical HMOs, which include the Company's dental plans in comprehensive medical plans offered by those medical HMOs. In some cases, the Company utilizes general agency relationships to market its products, which generally target small employers and individuals.

The Company is committed to providing quality dental and vision care to its members through its HMO and PPO networks of qualified, accessible providers. By providing a wide range of benefit plan designs, including HMO and PPO/indemnity plan designs, the Company is able to maintain a competitive network of providers by delivering patients to providers under both HMO and PPO contracts. In addition, the Company offers stand-alone administrative services and PPO access products to its customers, which deliver additional patient volume to its contracted providers. The Company has provider relations representatives who maintain the provider networks in each of the Company's significant geographic markets. The local knowledge and expertise of these representatives enables the Company to develop and maintain competitive provider networks, which is an important factor to employers in selecting a dental or vision benefit plan.

ACQUISITIONS

Effective October 31, 2003, the Company acquired all of the outstanding stock of Health Net Dental, Inc. ("HN Dental"), which was a California dental HMO, and
Health Net Vision, Inc. ("HN Vision"), which was a California vision HMO, and certain PPO/indemnity dental and vision business underwritten by Health Net Life Insurance Company ("HN Life"), which was formerly an affiliate of HN Dental and HN Vision. The total cost of the acquisition was approximately $15.2 million, which was paid in cash and was financed through the issuance of

$19.0 million of convertible notes in October 2003. HN Dental and HN Vision were merged with the Company's preexisting dental HMO subsidiary in California effective April 1, 2004. The combined revenue of HN Dental, HN Vision, and the acquired PPO/indemnity business was approximately $74 million in 2003. In connection with the acquisition of HN Dental, the Company entered into an agreement to provide private label dental HMO and PPO/indemnity products to be sold in the marketplace by subsidiaries of Health Net, Inc., the former parent company of HN Dental and HN Vision, for a period of at least five years following the transaction, subject to certain conditions. The business purpose of these acquisitions was to increase the Company's market penetration in California, which is one of the Company's primary geographic markets, and to gain vision benefit products that are internally administered by the Company. As a result of the acquisitions, the number of individuals in California for which the Company provides dental benefits increased from approximately 350,000 members to approximately 800,000 members, and the number of individuals in California for which the Company provides vision benefits increased from approximately 20,000 members to approximately 150,000 members. A significant portion of the business of HN Dental consists of approximately 125,000 members enrolled through a contract with the California Managed Risk Medical Insurance Board, under a program known as "Healthy Families," which provides coverage to low-income families and individuals, and approximately 60,000 members who are enrolled under California Medi-Cal programs. These government programs represent a new customer segment for the Company, as it has no similar business prior to the acquisition of HN Dental. During November 2003, the Company integrated the employees of HN Dental and HN Vision into its California operations, and in April 2004 the Company integrated a majority of the information systems activities and business operations of the acquired business into its primary information systems application, moved all of the former HN Dental and HN Vision employees to its Aliso Viego National Service Center, and is in the process of integrating the remaining aspects of the acquired business into the Company's operations.

In March 2003, the Company acquired all of the outstanding stock of Ameritas Managed Dental Plan, Inc. ("Ameritas"), which was a dental HMO company with approximately $3 million of annual revenue located in California. The total cost of the acquisition was approximately $1.3 million. Ameritas was merged with the Company's preexisting dental HMO subsidiary in California effective upon the closing of the acquisition. The business purpose of the acquisition was to increase the Company's market penetration in California, which is one of the Company's primary geographic markets. As a result of the acquisition, the number of individuals in California for which the Company provides dental benefits increased from approximately 300,000 members to approximately 330,000 members. The business of Ameritas, including all of its information systems activities, was integrated into the Company's California operations in April 2003. In connection with this acquisition, the Company entered into a five-year marketing services agreement with Ameritas Life Insurance Corp., the former parent company of Ameritas, ("ALIC"). Under this marketing services agreement, ALIC markets the Company's dental HMO benefit plans to clients that purchase dental PPO and indemnity benefit plans and other employee benefits products from ALIC.

In August 2002, the Company acquired all of the outstanding stock of Paramount Dental Plan, Inc. ("Paramount"), which was a dental HMO company with approximately $7 million of annual revenue located in Tampa, Florida. The purchase price of the acquisition was approximately $6.7 million, which consisted of a cash payment of $3.0 million, a secured convertible note for $2,625,000, and 769,231 shares of the Company's common stock. Paramount was merged with the Company's preexisting dental HMO subsidiary in Florida effective upon the closing of the acquisition. The business purpose of the acquisition was to increase the Company's market penetration in Florida, which is one of the Company's primary geographic markets. The acquisition increased the number of members in Florida for which the Company provides dental benefits from approximately 50,000 members to approximately 275,000 members. During September 2002, the Company integrated the employees of Paramount into its Florida operations, and the former chief executive officer of Paramount is currently President of the Company's Florida operations. The Company integrated a majority of the information systems activities of Paramount into its primary information systems application in January 2003.

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

PRODUCTS

The Company operates primarily in a single business segment, which is providing dental benefit plans to employers, labor unions, medical HMOs, state government agencies, individuals and other purchasers. The Company provides a broad range of dental benefit plan designs, depending on the demands of its customers. In addition to offering a range of benefit plan designs, the Company offers dental benefit plans with a restricted choice of providers, through its HMO plans, plans with financial incentives to use network providers, through its PPO plans, and benefit plans with an unrestricted choice of providers, through its indemnity plans. Premium rates for each benefit plan are adjusted to reflect the benefit design, the cost of dental services in each geographic area, and whether the covered individuals can select any provider at the time of service. In addition to dental benefit plans, the Company also offers other related products, as described below. The revenue currently generated by these other related products is not significant compared to the revenue generated by the Company's dental benefit plans.

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

Under a dental HMO plan, each subscriber or dependent typically selects a general dentist from the Company's HMO provider network, and receives all general dental services from that dentist. The general dentist selected by each member receives a monthly capitation payment from the Company, which is designed to cover a majority of the total cost of the general dental services delivered to that member. The monthly capitation payment does not vary with the nature or the extent of dental services provided to the member by the general dentist, but is variable based on the particular benefit plan purchased by each member. In addition to the capitation payments, the general dentist also receives co-payments from the members for certain types of services, and may receive supplemental payments from the Company for certain types of services. The Company typically pays for services delivered by a specialist based on a negotiated fee schedule.

In addition to the dental HMO plan designs described above, the Company also provides a dental HMO plan design in Florida that covers only semi-annual exams and cleanings, but also provides a schedule of negotiated discounts which the member can use when obtaining other dental services. Under this type of plan design, the subscribers and dependents do not have to select a specific dentist, but they must receive services from a dentist in the Company's HMO network in order to receive the benefits of the plan.

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

Under dental PPO/indemnity plan designs, subscribers and dependents can choose to receive covered services from any licensed dentist. In the case of a benefit plan that includes a PPO component, the co-insurance amounts paid by the covered individual are reduced if he or she chooses to receive services from a dentist in the Company's preferred provider network. In addition, the covered individual's annual deductible is sometimes waived if he or she chooses to receive all dental services from a dentist in the Company's preferred provider network, depending on the specific benefit plan. The Company pays for services delivered by dentists in its PPO network based on negotiated fee schedules, which, together with any co-insurance payment due from the patient, constitutes payment in full for the services delivered (i.e., there is no "balance billing" by the provider). The Company pays for services delivered by non-contracted providers based on usual and customary dental fees in each geographic area, and the provider may bill the patient for any difference between his or her standard fee and the amount paid by the Company. The Company believes that offering an indemnity dental plan with a PPO network is an attractive way to enter geographic areas where few dentists have agreed to participate in HMO networks. In such areas, participation in the PPO network can serve as a transitional step for dentists, between the traditional system of reimbursement based on usual and customary fees, to participation in an HMO network. Dental PPO/indemnity plan designs subject the Company to more significant underwriting risks than dental HMO plan designs, because the Company assumes all the risk related to varying utilization rates.

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

Dual Option Product. The Company frequently combines one of its dental HMO plan designs with one of its PPO/indemnity plan designs to create a "dual option" product for its customers. As a result, each subscriber can choose whether to enroll in the dental HMO plan design or the PPO/indemnity plan design. By offering a dual option product, the Company can offer its subscribers more flexibility, and can capture a larger portion of the total dental benefits expenditures by each of its customers. This product allows the Company to offer a dental HMO plan design to cost-conscious customers, while also providing a PPO/indemnity plan design for coverage of employees located outside the geographic area served by the Company's HMO provider network, and for employees who are willing to pay higher premiums for greater flexibility. Certain states, including Nevada, require that dental HMO plan designs be offered only as part of a dual option product and other states may do so in the future.

Vision Benefit Plans. The Company offers a range of vision benefit plans to employer groups and other purchasers, which cover routine eye care in exchange for a fixed monthly premium. In addition to routine optometric care, vision plans offered by the Company generally cover a portion of the cost of glasses or contact lenses. The vision plans generally cover only frames, lenses and contact lenses if the covered individual has separate medical coverage for the cost of routine eye exams. The vision benefit plans offered by the Company include plans with an HMO plan design and plans with a PPO/indemnity plan design. Under the plans with an HMO plan design, subscribers must receive services from an optometrist or ophthalmologist in the Company's HMO network in order for the services to be covered by the benefit plan. Under the plans with a PPO/indemnity plan design, subscribers can choose to receive services from any licensed optometrist or ophthalmologist, but if they choose to receive services from an optometrist or ophthalmologist in the preferred provider network, their co-insurance payments at the time of service would generally be reduced. The Company's revenue from vision benefit plans was not material during the year ended December 31, 2003. However, the acquisition of HN Vision and the related PPO/indemnity vision business added approximately $9 million of annual vision revenue to the Company, and the Company intends to increase its vision revenue in the future.

Other Dental Benefits Products. For self-insured customers, the Company offers claims administration under an administrative services only ("ASO") arrangement, under which the Company does not assume any of the underwriting risk. The Company receives an administrative fee to process claims and the underwriting risk is retained by the customer sponsoring the self-insured plan. The Company also provides access to its PPO network for a fixed monthly fee based on the number of subscribers covered by the product. Under this product, the providers in the PPO network offer a reduced fee schedule for services provided to participating patients. The Company makes no payments to the providers in the PPO network under this product. In addition, in one of its primary geographic markets, the Company sells dental PPO/indemnity benefit plans that are underwritten by an unrelated insurance company, and provides certain administrative services related to these plans. In exchange for its sales efforts and administrative services, the Company receives a fixed monthly fee for each subscriber enrolled. Currently, the Company's revenue from these other products is not material.

MARKETING

The Company markets its products to employer groups, labor unions, individuals and other purchasers primarily through independent brokers and consultants. Independent brokers are typically engaged by employer groups and other purchasers to select the dental plan that best suits the needs of the purchaser's employees, in terms of price, benefit design, geographic coverage of the provider network, financial stability, reputation for customer service, and other factors. Brokers are typically paid by the Company, based on a specified percentage of the premium revenue collected from each customer generated by the broker. Large employers typically engage consultants, instead of brokers, to assist them in selecting the dental plan that best suits their needs. The consultants generally perform the same function as brokers, but are typically paid by the employer instead of the Company. Consequently, large employers expect to pay premium rates that have been reduced to reflect the fact that the Company is not paying a broker commission. Brokers and consultants do not market the Company's benefit plans on an exclusive basis.

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

The Company markets its products to government programs primarily through direct contact between executives of the Company and the government programs. The Company's government contracts each cover a relatively large number of subscribers, and accordingly, executives of the Company directly maintain these relationships and provide customer service support on an ongoing basis The Company also has a dedicated government client service staff to provide service to its government clients.

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

CLIENTS  AND  CUSTOMER  CONTRACTS

The Company currently provides dental or vision coverage, or related services, to an aggregate of approximately 1.5 million individuals, who participate in the Company's benefit plans primarily through group contracts with approximately 8,000 employers, medical HMOs, state government agencies, labor unions and other purchasers of dental or vision benefits. The Company's customers include many large employers, including Boeing Corporation, City of Dallas, County of Los Angeles, County of San Diego, Joint Council of Teamsters No. 42 Welfare Trust, North Broward Hospital District, Southern California Edison, Southern California Gas Company, and State of California, among others. A small portion of the total covered individuals participates in the Company's benefit plans through individual dental HMO plans purchased from the Company. The Company's contract with the California Managed Risk Medical Insurance Board ("MRMIB"), under which approximately 130,000 members are currently enrolled in one of the Company's dental plans under the "Healthy Families" program, currently accounts for approximately 10% of the Company's total premium revenue. The Company acquired the contract with MRMIB in connection with the acquisition of HN Dental on October 31, 2003, and accordingly, the contract did not account for a significant portion of the Company's revenue in 2003. No other customer accounts for five percent (5%) or more of the Company's total premium revenue.

The Company's group contracts generally provide for a specified benefit program to be delivered to plan participants for a period of one to two years at a fixed monthly premium rate for each subscriber type. The contracts typically provide for termination by the customer upon 60 days written notice to the Company.

PROVIDER  NETWORKS

The Company currently has approximately 6,000 providers in its dental HMO network, and has approximately 16,000 providers in its dental PPO network. The Company also has approximately 2,700 providers in its vision HMO network, and has approximately 3,700 providers in its vision PPO network. The Company believes that a key element in the success of a dental or vision benefits company is an extensive network of participating providers in convenient locations. The Company believes that providers who participate in its HMO and PPO networks are willing to provide their services at reduced fees in exchange for a steady stream of revenue from patients enrolled in the Company's benefit plans. In addition, this revenue source for the provider is relatively free from collection problems and administrative costs sometimes associated with other types of patients. Therefore, qualified providers and/or provider groups have generally been available and willing to participate in the Company's HMO and PPO networks in order to supplement the patients for which they are paid usual and customary fees.

The Company requires that all providers in its dental and vision HMO networks meet certain quality assessment program standards. Those standards include current professional license verification, adequate liability insurance coverage, a risk management review of the provider's office facility to ensure that Occupational Safety and Health Act ("OSHA") requirements and other regulatory requirements are met, an inspection of a dental office's sterilization practices, and a general review of the office location, including parking availability and handicap access.

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

Dentists in the Company's PPO network are compensated based on a negotiated fee schedule that is generally 20 to 40 percent less than the usual and customary fees in that provider's geographic area. Non-contracted dentists who provide services to subscribers and dependents enrolled in PPO plan designs are compensated based on usual and customary fees in each geographic area, and may bill the subscriber or dependent for any remaining balance. Under some benefit plan designs offered by the Company, the Company compensates non-contracted dentists based on a fixed amount for each procedure, regardless of the geographic area, and the dentist may bill the patient for any remaining balance.

The Company compensates the providers in its vision HMO and PPO networks based on a negotiated fee schedule that is generally 20 to 40 percent less than the usual and customary fees in that provider's geographic area. The vision providers in both the HMO and PPO networks also generally collect co-payments or co-insurance amounts from the patients, depending on the plan design purchased by each patient. Non-contracted vision providers who deliver services to subscribers and dependents enrolled in PPO plan designs are generally compensated based on a fixed amount for each procedure, and may bill the subscriber or dependent for any remaining balance.

The Company employs provider relations representatives who are based in the geographic markets served by the Company. These representatives are responsible for developing and maintaining the Company's network of dental and vision HMO and PPO providers. They negotiate contracts with dentists, optometrists and ophthalmologists and also assist the network providers in the administration of the Company's benefit plans. In the event that a network provider terminates his relationship with the Company, the provider relations representative is responsible for recruiting new providers to meet the needs of the members enrolled in the Company's benefit plans.

The providers in the Company's dental and vision HMO and PPO networks are free to contract with other dental and vision benefit plans, and both the provider and the Company can typically terminate the contract at any time upon 60 days prior written notice. In accordance with the contract, the Company may also terminate the contract "for cause" upon 15 days prior written notice. The Company can also change the reimbursement rates, member co-payments, and other financial terms and conditions of the contract at any time, with ten to fifteen days notice to the provider. The Company's contracts with providers in its dental HMO and PPO networks require the providers to maintain professional liability insurance with a minimum coverage of $200,000 per claim, and $600,000 in the aggregate per year, and to indemnify the Company for claims arising from the provider's acts or omissions.

QUALITY  MANAGEMENT

The Company maintains a quality management program with respect to its dental HMO business under the direction of its Dental Director. The Company's quality management program includes verification of provider credentials, assessment of each dentist's compliance with applicable state regulatory standards and practice standards established by the Company, monitoring of patient appointment availability and accessibility of dental care, monitoring of patient satisfaction through member surveys and other tools, analysis of dental care utilization data, addressing member complaints and grievances, and assessment of other qualifications of dentists to participate in the Company's HMO network.

The Company maintains a credentialing committee for its dental HMO network, which uses information provided by an NCQA-certified Credentialing Verification Organization ("CVO") to verify each provider's licensing status, insurance coverage, and compliance with applicable federal and state regulations, and to review the National Practitioners Data Bank for complaints filed against the provider. The Company also uses an outside contracting service to perform on-site dental office quality assessment reviews to determine appropriateness of care and review treatment outcomes.

The Company uses an independent outside service to conduct regular member satisfaction surveys with respect to its dental HMO business. These surveys monitor the level of member satisfaction with respect to the services provided by dentists in the Company's network, the choice of providers and availability of appointments within the Company's network, the benefits covered by the Company's benefit plans, and the customer service provided by the Company. The results are used by the Company to determine how it can improve its provider network and the level of service provided to its members.

The Company also maintains a quality management program with respect to its vision HMO business under the direction of its Vision Director. The Company's quality management program includes verification of provider credentials, assessment of each dentist's compliance with applicable state regulatory standards and practice standards established by the Company, monitoring of patient appointment availability and accessibility of dental care, monitoring of patient satisfaction through member surveys and other tools, analysis of dental care utilization data, addressing member complaints and grievances, and assessment of other qualifications of optometrists and ophthalmologists to participate in the Company's HMO network.

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

The Company also monitors the utilization rates for various dental procedures provided by dentists in its PPO network, based on paid claim information. The analysis of this information, including comparisons among providers in the network, enables the Company to focus its provider contracting efforts to develop a more cost-effective PPO network, as well as to improve the design of its benefit plans with a PPO/indemnity plan design. This information also allows the Company to demonstrate savings achieved by the Company and its subscribers and dependents, as a result of the contracting arrangements between the Company and the providers in its network.

MEMBER  SERVICES

The Company provides basic member services from its National Service Center in Aliso Viejo, California through the use of toll-free telephone numbers. The toll-free telephone numbers provide members and provider offices with access to automated services 24 hours per day, and with access to member services representatives from 6:00 a.m. to 7:00 p.m. Pacific Time. Automated service is available 24 hours a day for inquiries such as selection of a network dentist, requests for identification cards, and eligibility verification. The Company uses an automated call distribution ("ACD") system for its management of customer service calls.

The Company maintains Quality Management ("QM") Committees with respect to its dental and vision HMO businesses, under the direction of its Dental Director and Vision Director, respectively. Each QM Committee is responsible for the disposition of all types of member grievances with respect to the Company's dental and vision HMO plan designs. Member grievances are typically originated through a member services call or a letter written to the Company by the member. The Company has a standard grievance resolution process that begins with a member services representative who attempts to resolve the grievance. In the event this is not successful, or the grievance is related to dental or vision care issues that are beyond the expertise of a member services representative, the appropriate Quality Management department addresses the grievance. Each QM Committee addresses grievances that cannot be resolved by the Quality Management department. The Company responds to all member grievances with a written disposition of the grievance within 30 days of receipt of the grievance. After the QM Committee has responded to the grievance, the member has the option of submitting the grievance to binding arbitration, which is conducted according to the rules and regulations of the American Arbitration Association.

Each QM Committee monitors the frequency of member grievances by type, and the average time in which the Company responds to grievances, in order to determine ways it can improve its communications with members and network providers, improve its customer service, and determine ways to improve the efficiency of the grievance resolution process.

MANAGEMENT  INFORMATION  SYSTEMS

The Company currently uses a single primary business application for the majority of its business. The source code for this application was purchased from a software vendor in 2002, and the Company made extensive modifications to it before converting substantially all of its business to this application in September 2003. The Company anticipates that it will continue to modify this system in the future to meet the changing needs of its business. The new application is used for eligibility files, billing and collections, specialty referral authorization, claims processing, commission payments, utilization management, provider file maintenance, and other similar activities. The application includes comprehensive information on the Company's eligibility records, benefit plan designs, premium rates, provider payment arrangements, and broker commission rates. This system provides the Company the ability to maintain combined records with respect to eligibility files, billing and collections, claim payments and other information related to all the products purchased from the Company by a single customer. The system is also flexible enough to accommodate a wide variety of benefit plan designs to meet the needs of the Company's customers.

The business acquired in the acquisition of HN Dental, HN Vision and the related dental and vision PPO/indemnity business in October 2003 used a combination of several different business applications for different functions, all of which were acquired by the Company in the transaction. The Company converted a majority of the business acquired in this transaction to the primary business application described above in April 2004, and intends to convert the remainder of the acquired business to this system over the next several months.

Prior to September 2003, the Company used two primary business applications, one of which was used for its dental HMO business and its vision PPO/indemnity business, and one of which was used for its dental PPO/indemnity business. The system used for the Company's dental HMO business and vision PPO/indemnity business was a proprietary application that was a predecessor version of its current primary application, and that was modified extensively by the Company. The system used for the Company's PPO/indemnity plan designs was a standard application purchased from a software vendor, which generally met the Company's needs for its PPO/indemnity business. The primary reason the Company invested in its new application was to develop a single system that could maintain combined records for all of the products purchased from the Company by a single customer.

A separate primary business application is used for a portion of the business acquired in the purchase of Paramount in August 2002, which consists of dental HMO benefit plans delivered to certain medical HMOs. This system is a standard application purchased from a software vendor, and generally meets the Company's needs for the products offered to medical HMOs. The Company is currently evaluating whether to convert this portion of its business to its primary software application that was implemented in September 2003.

The Company is in the process of developing an enhanced web site that will allow customers to update their eligibility files online, allow providers to verify eligibility online, and provide other interactive features for customers, providers and brokers.

The Company uses a personal computer network-based general ledger system that includes reporting and analysis tools that allow the extraction and download of data to spreadsheet programs for further analysis. The Company also makes extensive use of its email system in coordinating the activities of employees in various office locations and communicating with customers, brokers and providers. During 2002, the Company implemented a Customer Relationship Management system, as part of its long-term information systems strategic plan, which it uses to manage customer and provider relationships. The Company also uses a variety of other, less significant applications in various areas of its business. All of the Company's applications are integrated into a single network so employees can easily access any needed application from their desktop computers.

RISK  MANAGEMENT

Providers in the Company's dental HMO and dental PPO networks generally indemnify the Company against professional liability claims and are required to maintain professional liability insurance with specified minimum amounts of coverage. The Company also maintains $5 million of general and professional liability insurance coverage, which covers losses on a "claims made" basis. The Company believes this amount of coverage is adequate to manage the ordinary exposure of operating its business. However, there can be no assurance that this amount of coverage would be adequate to cover potential claims against the Company, or that adequate general and professional liability insurance coverage will be available to the Company in the future at a reasonable cost.

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

GOVERNMENT  REGULATION

The Company's operations are subject to an extensive amount of state regulation in each of the states in which it operates. The Company's most significant dental and vision HMO subsidiaries are subject to regulation by the California Department of Managed Health Care, the Florida Department of Insurance and the Texas Department of Insurance. The Company's dental and vision insurance subsidiary is regulated primarily by the California Department of Insurance, and is also subject to regulation by state insurance regulatory agencies in all of the states in which it is licensed.

The Company's dental and vision HMO subsidiaries are subject to regulations that vary from state to state, and generally include regulations with respect to the scope of benefits provided to members, the content of all contracts with customers, dental and vision providers and others, advertising, the maintenance of a minimum amount of net worth, the maintenance of restricted deposits, procedures related to quality assurance, enrollment procedures, the maximum percentage of premium revenue that may be spent on general and administrative expenses, minimum loss ratios, certain "any willing provider" requirements which may limit the Company's ability to restrict the size of its provider network, the relationship between the Company and the providers in its dental and vision provider networks, the Company's procedures for resolving member grievances, and premium rates.

The Company's dental and vision insurance subsidiary is subject to state regulations with respect to the maintenance of a minimum amount of net worth, the maintenance of restricted deposits for the benefit of certain state regulators, the nature of investments held by the Company, insurance policy forms, advertising, and claims processing procedures. Insurance companies in general are subject to extensive regulation and are typically required to have significantly greater financial resources than dental or vision HMOs.

The Company's ability to expand its operations into states in which it is not currently licensed is dependent on the regulatory review process conducted by the applicable state regulatory agency in each state. Such reviews may take from six to twenty-four months, and would have to be satisfactorily completed before the Company could commence operations in the applicable state.

Since some states will only license full service HMO entities, the Company would not be able to offer its dental or vision HMO plan designs in those states, except pursuant to an arrangement with a full service medical HMO. Other states permit only nonprofit organizations to become licensed as dental or vision HMO plans, again limiting the Company's access to business in those states. The heavily regulated nature of the Company's business imposes a variety of potential obstacles to any geographic expansion by the Company, and could limit the Company's future growth potential. This regulatory environment also governs the conduct and expansion prospects of existing and new competitors, thereby providing a potential barrier to entry for potential competitors.

The Company is subject to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA imposes responsibilities on the Company, including but not limited to, privacy notice requirements to members of the Company's benefit plans, the security and privacy of individually identifiable health information, the use of unique identifiers for all of the contractual relationships the Company has with members, providers and group and individual contract holders, the adoption of standardized electronic transaction code sets, and prevention of unauthorized use or disclosure of personal data maintained by the Company. The Company has developed policies and procedures to comply with these requirements and has provided privacy notices as required by HIPAA and the Gramm-Leach-Bliley Act.

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

- SafeHealth Life(R) used with a descriptive logo depicting a modified smile used by the Company to describe its dental and vision PPO/indemnity plan designs; and

- Paramount Dental Plan with a distinctive logo of three triangles stacked on top of each other used by the Company in the integration of its acquisition of Paramount into the Company's Florida operations.

Collectively, these trademarks, service marks and trade names were first used in interstate commerce in 1984 and have been continuously used thereafter. In addition, the Company has received trademark/service mark protection from the United States Assistant Commissioner for Trademarks of its distinctive logo depicting a smile that the Company is currently utilizing in interstate commerce.

EMPLOYEES

At March 31, 2004, the Company had approximately 360 employees, of which approximately 50 were represented by a labor union. The Company considers its relations with its employees to be satisfactory. The Company provides typical employee benefits, including paid vacation, holiday and sick time, a portion of the cost of health insurance, dental and vision coverage for the employee's family, life insurance, a 401(k) plan that includes a matching contribution consisting of the Company's common stock, and the opportunity to take advantage of a flexible spending account under Section 125 of the Internal Revenue Code. Employees are eligible to participate in the 401(k) plan upon completion of three months of service with the Company. Under the 401(k) plan, an employee is allowed to contribute up to 20% of his total compensation to the plan each pay period, subject to the annual limit prescribed by the Internal Revenue Code, and subject to certain anti-discrimination provisions. Effective July 1, 2001, the Company adopted a matching contribution program, under which the Company makes a contribution equal to a specified percentage of each employee's contribution, in the form of common stock of the Company. The matching contribution percentage, which was 25% for 2003, 2002 and 2001, is set in advance of each fiscal year by the Company's board of directors, and has been set at 25% for 2004. The Company contributed 73,000 shares, 66,000 shares and 33,000 shares of its common stock to the 401(k) plan for the years ended December 31, 2003, 2002 and 2001, respectively. Employees become vested in the Company's contributions to the 401(k) plan at the rate of 20% for each of the first five years of employment with the Company, with credit given for past service. Employees are fully vested in their contributions to the 401(k) plan at all times.

RISK  FACTORS

The Company's business and competitive environment includes numerous factors that expose the Company to risk and uncertainty. Some risks are related to the dental and vision benefits industries in general and other risks are related to the Company specifically. Due to the risks and uncertainties described below, as well as other risks described elsewhere in this Annual Report on Form 10-K, there can be no assurance that the Company will be able to maintain its current market position or its profitability. Some of the risk factors described below have adversely affected the Company's operating results in the past, and all of these risk factors could affect its future operating results.

Integration of Business Acquired in October 2003. The Company is in the process of integrating the business operations of HN Dental, HN Vision, and the related dental and vision PPO/indemnity business, all of which was acquired in October 2003, into the Company's operations. The revenue of the acquired business was an aggregate of approximately $74 million in 2003, which is very significant compared to the size of the pre-existing operations of the Company. Due to the complexities inherent in this integration process, there is a risk that the Company may not be able to complete such integration activities in a timely and effective manner. In such case, the profitability of the acquired business could be lower than expected, and the general and administrative expenses of the Company could be higher than expected, which could have a negative impact on the Company's overall profitability.

Government Regulation. The dental and vision benefits industries are subject to extensive state and local laws, rules and regulations. Each of the Company's operating subsidiaries is subject to various requirements imposed by state laws and regulations related to the operation of a dental or vision HMO plan or a dental and vision insurance company, including the maintenance of a minimum amount of net worth by certain subsidiaries. In addition, regulations applicable to dental or vision benefits companies could be changed in the future. There can be no assurance that the Company will be able to meet all applicable regulatory requirements in the future.

Government Sponsored Contracts. As a result of the acquisition of HN Dental, the Company has several dental benefits contracts that are administered by state government agencies. These contracts collectively account for approximately 15% of the Company's total revenue. These contracts have expiration dates in 2005. The loss of one or more of these contracts could have a material adverse affect on the Company's operating results.

Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA imposes various responsibilities on the Company, as described above under "Government Regulation." The Company has developed policies and procedures to comply with these requirements, but the total cost of compliance with HIPAA is not known at this time. There is a risk that the Company will not be able to satisfactorily comply all of the HIPAA requirements. There is also a risk that the cost of compliance with HIPAA could have a material adverse impact on the Company's financial position.

Contingent Lease Obligations. The Company sold all of its general dental practices and orthodontic practices in 1996, 1997 and 1998. All of the office lease agreements related to those practices either have been assigned to the respective purchasers of the practices, or have expired. As of December 31, 2003, the Company is contingently liable for an aggregate of approximately $2.0 million of office lease obligations related to those practices for which the leases have been assigned. Although the leases have been assigned to the purchasers of those practices, there can be no assurance that the persons and/or entities to which these office leases were assigned will make the lease payments, and that the Company will not become liable for those payments.

Payments Due on Promissory Notes. In connection with the sale of certain dental practices, the dentists who purchased those practices issued long-term promissory notes to the Company, which are secured by the assets purchased. There can be no assurance that each of these dentists will make timely payments on the promissory notes in the future.

Possible Volatility of Stock Price. The market price of the Company's common stock has fluctuated significantly during the past few years. Stock price volatility can be caused by actual or anticipated variations in operating results, announcements of new developments, actions of competitors, developments in relationships with clients, and other events or factors. Even a modest shortfall in the Company's operating results, compared to the expectations of the investment community, can cause a significant decline in the market price of the Company's common stock. In addition, the trading volume of the Company's common stock is relatively low, which can cause fluctuations in the market price and a lack of liquidity for holders of the Company's common stock. The fact that the Company's common stock is not listed on an exchange and is traded on the Over The Counter Bulletin Board can have a negative influence on the trading volume of the stock. Broad stock market fluctuations, which may be unrelated to the Company's operating performance, could also have a negative effect on the Company's stock price.

Competitive Market. The Company operates in a highly competitive industry. Its ability to operate on a profitable basis is affected by significant competition for employer groups and for contracting dental and vision providers. Dental providers are becoming more sophisticated, their practices are busier, and they are less willing to join the Company's networks under capitation arrangements or discounted fees. There can be no assurance the Company will be able to compete successfully enough to be profitable. Existing or new competitors could have a negative impact on the Company's revenues, earnings and growth prospects. The Company expects the level of competition to remain high for the foreseeable future.

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

Relationships with Providers. The Company's success is dependent on maintaining competitive networks of dental and vision providers in each of the Company's geographic markets. Generally, the Company and the network providers enter into nonexclusive contracts that may be terminated by either party with limited notice. The Company's operating results could be negatively affected if it is unable to establish and maintain contracts with a competitive number of providers in locations that are convenient for the subscribers and dependents enrolled in the Company's benefit plans.

Dependence on Key Personnel. The Company believes its success is dependent to a significant degree upon the abilities and experience of its senior management team. The loss of the services of one or more of its senior executives could negatively affect the Company's operating results.

CONVERTIBLE  NOTES

The acquisition of HN Dental, HN Vision and the related dental and vision PPO/indemnity business was financed through the issuance of $19.0 million of unsecured convertible promissory notes to certain of the Company's principal stockholders in October 2003. The proceeds from the convertible notes were used to finance the acquisitions, to satisfy the increase in the Company's regulatory net worth requirements related to the PPO/indemnity dental and vision business that was acquired, which is estimated to be $3.8 million, to provide working capital that may be required in connection with the integration of the acquired businesses into the Company's pre-existing operations, and for general corporate purposes.

The convertible notes bear interest at 6.0% annually, and are convertible into the Company's common stock at the rate of $1.75 per share, at the option of the holder. There are no principal payments due under the convertible notes prior to January 31, 2010, then principal payments are due beginning on January 31, 2010, and each three months thereafter through July 31, 2013, pursuant to a ten-year amortization schedule, and the remaining balance is payable in full on October 31, 2013. The convertible notes are payable in full upon a change in control of the Company, at the holder's option. The Company has the option of redeeming the convertible notes for 229% of face value during the first seven years after the date of issuance, for 257% of face value during the eighth year after issuance, for 286% of face value during the ninth year after issuance, and for 323% of face value during the tenth year after issuance, provided that it redeems all the convertible notes held by each holder for which it redeems any of the notes.

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

Effective as of January 31, 2001, the Company completed the conversion of this debt into 30 million shares of convertible preferred stock. The estimated value of the convertible preferred stock was $1.375 per share as of January 31, 2001, which is based on the closing price of the Company's common stock on January 31, 2001, which was $1.375 per share, and the fact that each share of convertible preferred stock is convertible into one share of common stock. Based on this estimated value, the conversion resulted in a pre-tax gain of $11.3 million, which is net of approximately $350,000 of transaction costs. There was no income tax effect related to this transaction, due to the Company's net operating loss carry-forwards for tax purposes, as discussed in Note 11 to the accompanying consolidated financial statements. As a result of the conversion, the ownership interest of the previously existing common stockholders of the Company was reduced to approximately 14% of the common stock interests of the Company.

The convertible preferred stock does not accrue dividends of any kind, but participates in any dividends paid on the Company's common stock on an as-converted basis. Each share of convertible preferred stock is convertible into one share of common stock at the option of the holder. The convertible preferred stock entitles the holder to one vote for each share of common stock into which the preferred stock is convertible, with respect to all matters voted on by the common stockholders of the Company, except for the election of directors. The holders of the convertible preferred stock have the right to elect a total of five members of the board of directors, and the holders of the common stock have the right to elect the remaining two directors. The convertible preferred stock has a $30 million liquidation preference over the Company's common stock.

In 1999, in connection with a previous restructuring of the senior notes payable, the Company issued warrants to purchase 382,000 shares of its common stock for $4.51 per share to the Senior Note Holder. The warrants were canceled without being exercised, in connection with the conversion of the senior notes payable into convertible preferred stock effective January 31, 2001.

ITEM  2.  PROPERTIES
--------------------

The Company leases a total of approximately 68,000 square feet of office space in a single location in Aliso Viejo, California, under a lease agreement that expires in 2008. Approximately 12,000 square feet of this space is not currently used by the Company, but is subleased to unrelated third parties. The remaining 56,000 square feet of office space is used for the Company's corporate headquarters and its National Service Center, which includes member services activities, eligibility file maintenance, billing and collections, claims processing and other similar customer support activities, and for its California regional office. In addition, the Company leases office space in Irvine, California; Walnut Creek, California; Coral Springs and Tampa, Florida; and Dallas and Houston, Texas. The Company leased all of the office space used by its previously owned dental and orthodontic practices. The Company remains contingently liable for a number of these leases, which expire on various dates through 2007, as discussed in Note 12 to the accompanying consolidated financial statements. In the opinion of management, the Company's facilities are adequate for its current needs.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company believes all pending claims either are covered by liability insurance maintained by the Company or by providers in the Company's dental or vision provider networks, or will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers, who were then in office, violated certain securities laws by issuing alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. During 2002 the Company settled the lawsuit for a payment of $1.25 million to the plaintiffs, without an admission of liability. The settlement was approved by the District Court in September 2002, and the lawsuit has been dismissed with prejudice. The Company's insurer paid $1.0 million of the cost of the settlement, and the Company recorded a $250,000 expense during 2002, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

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

                                              HIGH    LOW
                                              -----  -----
Year ended December 31, 2004:
  First Quarter. . . . . . . . . . . . . . .  $2.10  $1.78

Year ended December 31, 2003:
  First Quarter. . . . . . . . . . . . . . .  $1.75  $1.16
  Second Quarter . . . . . . . . . . . . . .   1.80   1.23
  Third Quarter. . . . . . . . . . . . . . .   1.80   1.35
  Fourth Quarter . . . . . . . . . . . . . .   3.30   1.55

Year ended December 31, 2002:
  First Quarter. . . . . . . . . . . . . . .  $1.95  $1.19
  Second Quarter . . . . . . . . . . . . . .   1.45   1.25
  Third Quarter. . . . . . . . . . . . . . .   1.40   1.15
  Fourth Quarter . . . . . . . . . . . . . .   1.35   1.15

(b)  HOLDERS

As of March 31, 2004, there were approximately 900 holders of the Company's common stock, including approximately 400 holders of record, and 34 holders of the Company's convertible preferred stock.

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The selected financial data in the following table was derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with such consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                       YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------------------
STATEMENT OF OPERATIONS DATA                             2003        2002        2001        2000       1999
                                                       ---------  ----------  ----------  ----------  ---------
  (IN THOUSANDS, EXCEPT PER SHARE DATA):
Premium revenue, net                                   $104,891   $  83,043   $  84,822   $  97,251   $ 96,225

Health care services expense                             73,194      57,937      58,692      68,568     69,528
Selling, general and administrative expense              28,684      24,540      25,391      31,203     35,072
Loss on impairment of assets (1)                             --         334          --         450     24,576
                                                       ---------  ----------  ----------  ----------  ---------
  Operating income (loss)                                 3,013         232         739      (2,970)   (32,951)
Investment and other income                                 490         607       1,060       1,431      2,067
Interest expense                                           (530)       (232)       (504)     (4,913)    (5,855)
                                                       ---------  ----------  ----------  ----------  ---------
Income (loss) before income taxes, discontinued
  operations and extraordinary item                       2,973         607       1,295      (6,452)   (36,739)
Income tax expense (benefit) (2)                         (4,840)       (820)         --          --     10,934
                                                       ---------  ----------  ----------  ----------  ---------
Income (loss) before discontinued
  operations and extraordinary item                       7,813       1,427       1,295      (6,452)   (47,673)
Discontinued operations:
  Loss from assets transferred under contractual
    arrangements (3)                                         --          --          --      (2,500)    (4,363)
Extraordinary item:
  Gain on conversion of debt to
    convertible preferred stock (4)                          --          --      11,251          --         --
                                                       ---------  ----------  ----------  ----------  ---------
  Net income (loss)                                    $  7,813   $   1,427   $  12,546   $  (8,952)  $(52,036)
                                                       =========  ==========  ==========  ==========  =========

Basic net income (loss) per share:
  Income (loss) before discontinued
    operations and extraordinary item                  $   0.22   $    0.04   $    0.04   $   (1.36)  $ (10.04)
  Loss from discontinued operations                          --          --          --       (0.53)     (0.92)
  Extraordinary item                                         --          --        0.35          --         --
                                                       ---------  ----------  ----------  ----------  ---------

    Net income (loss) per basic share                  $   0.22   $    0.04   $    0.39   $   (1.89)  $ (10.96)
                                                       =========  ==========  ==========  ==========  =========

  Weighted average basic shares outstanding (5)          35,719      35,130      32,253       4,747      4,747

Diluted net income (loss) per share:
  Income (loss) before discontinued
    operations and extraordinary item                  $   0.20   $    0.04   $    0.04   $   (1.36)  $ (10.04)
  Loss from discontinued operations                          --          --          --       (0.53)     (0.92)
  Extraordinary item                                         --          --        0.34          --         --
                                                       ---------  ----------  ----------  ----------  ---------

    Net income (loss) per diluted share                $   0.20   $    0.04   $    0.38   $   (1.89)  $ (10.96)
                                                       =========  ==========  ==========  ==========  =========

  Weighted average diluted shares outstanding            40,244      35,638      33,009       4,747      4,747

BALANCE SHEET DATA AS OF DECEMBER 31 (IN THOUSANDS):

Cash and short-term investments                        $ 28,199   $  12,704   $  15,453   $  16,702   $  6,281
Current assets                                           37,104      16,111      19,195      21,268     10,380
Total assets                                             71,238      34,114      29,325      33,095     28,577
Current liabilities                                      23,588      14,093      14,988      72,180     18,129
Long-term debt and capital lease obligations             22,537       2,997          --         265     39,545
Other long-term liabilities                               1,223       1,013         971       1,079      2,517
Stockholders' equity (deficit)                           23,890      16,011      13,366     (40,429)   (31,614)


                  See note explanations on the following page.

Note explanations to Selected Financial Data:

(1) Represents reductions in the carrying value of notes receivable in 2002 and 2000, and goodwill in 1999, to their estimated realizable values.
(2) The 2003 amount primarily represents a reduction in the valuation allowance on the Company's net deferred tax assets. The 2002 amount primarily represents a decrease in the accrual for estimated income tax liabilities related to certain transactions that occurred in prior years. The 1999 amount primarily represents a charge to establish a valuation allowance against net deferred tax assets. See Note 11 to the accompanying consolidated financial statements for more information on income taxes.
(3) Represents reductions in the carrying value of the net assets related to certain dental practices to their estimated realizable value.
(4) Effective January 31, 2001, the Company completed the conversion of $47.5 million of debt and $5.3 million of accrued interest into 30 million shares of convertible preferred stock, resulting in an extraordinary gain of $11.3 million, net of transaction expenses.
(5) Includes the common share equivalents of the convertible preferred stock, because the holders of the convertible preferred stock participate in any dividends paid on the Company's common stock on an as-converted basis, and because the Company believes the convertible preferred stock is a participating security that is essentially equivalent to common stock, based on all the rights and preferences of both types of stock.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

INVESTMENTS

The Company has classified all of its investments as "available-for-sale." Accordingly, investments are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of applicable income taxes, are reported in a separate caption of stockholders' equity. In the event there was an unrealized loss on an investment that the Company believed to be other than temporary, the loss would be reported in the statement of operations, instead of in a separate caption of stockholders' equity. As of December 31, 2003, there were no unrealized losses that the Company believed to be other than temporary.

ACCOUNTS  RECEIVABLE

Accounts receivable represent uncollected premiums related to coverage periods prior to the balance sheet date, and are stated at the estimated collectible amounts, net of an allowance for bad debts. The Company continuously monitors the timing and amount of its premium collections, and maintains a reserve for estimated bad debt losses. The amount of the reserve is based primarily on the Company's historical experience and any customer-specific collection issues that are identified. The Company believes its reserve for bad debt losses is adequate as of December 31, 2003. However, there can be no assurance that the bad debt losses ultimately incurred will not exceed the reserve for bad debts established by the Company.

GOODWILL

Goodwill as of December 31, 2003 consists of $3.2 million of goodwill related to the acquisition of Health Net Dental, Inc. ("HN Dental") and Health Net Vision, Inc. ("HN Vision") in October 2003, $5.3 million of goodwill related to the acquisition of Paramount Dental Plan, Inc. ("Paramount") in August 2002, and $3.9 million of goodwill related to the acquisition of First American Dental Benefits, Inc. ("First American") in 1996. See Note 2 to the accompanying consolidated financial statements for more information on the acquisitions of HN Dental, HN Vision and Paramount. In the case of each acquisition, goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired, and in the case of the First American acquisition, the balance is net of accumulated amortization and an adjustment in 1999 to reduce the carrying value of the goodwill to its estimated realizable value. The Company estimated that the goodwill related to the First American acquisition had a useful life of 40 years from the date of acquisition, and amortized the goodwill over that period through December 31, 2001. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company ceased amortizing its goodwill effective January 1, 2002.

SFAS No. 142 requires that all goodwill be evaluated for possible impairment as of January 1, 2002, on an annual basis thereafter, and any time an event that may have affected the value of the goodwill occurs. SFAS No. 142 also establishes a new method of testing for possible impairment. The Company has established October 1 as the date on which it conducts its annual evaluation of goodwill for possible impairment. In accordance with SFAS No. 142, the Company tested its goodwill for possible impairment by estimating the fair value of each of its reporting units that include goodwill, and comparing the fair value of each reporting unit to the book value of the net assets of each reporting unit. The fair value of each reporting unit was determined primarily by estimating the discounted future cash flows of the reporting unit, and by estimating the amount for which the reporting unit could be sold to a third party, based on a market multiple of earnings. The Company had no impairment of its goodwill as of January 1, 2002, or as of October 1, 2003, based on the method of testing for possible impairment established by SFAS No. 142. The estimates to which the results of the Company's test are the most sensitive are the amount of shared administrative expenses that are charged to each reporting unit, and the market multiple of earnings that is used to estimate the fair value of each reporting unit. The Company believes the estimates used in its test are reasonable and appropriate, but a significant change in either of these estimates could result in the indication of an impairment of goodwill. The Company is not aware of any events that have occurred since October 1, 2003 that may have affected the value of its goodwill. However, there can be no assurance that impairment will not occur in the future.

INTANGIBLE  ASSETS

Intangible assets as of December 31, 2003 consist of customer relationships, provider networks, and other intangible assets with an aggregate net book value of $9.9 million, which were acquired in connection with the acquisitions of HN Dental and HN Vision in October 2003, Ameritas Managed Dental Plan, Inc. in March 2003, and Paramount in August 2002. See Note 2 to the accompanying consolidated financial statements for more information on these acquisitions. The amount of the purchase price that was allocated to each of the intangible assets was equal to the Company's estimate of the fair value of each asset. Each intangible asset is being amortized over its estimated useful life on a straight-line basis.

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

RECOGNITION OF PREMIUM REVENUE

Premium revenue is recognized in the period during which dental or vision coverage is provided to the covered individuals. Payments received from customers in advance of the related period of coverage are reflected on the accompanying consolidated balance sheet as deferred premium revenue.

INCOME  TAXES

The Company's accounting for income taxes is in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that are recognized in the Company's financial statements in different periods than those in which the events are recognized in the Company's tax returns. The measurement of deferred tax liabilities and assets is based on current tax laws as of the balance sheet date. The Company records a valuation allowance related to deferred tax assets in the event that available evidence indicates that the future tax benefits related to deferred tax assets may not be realized. A valuation allowance is required when it is more likely than not that the deferred tax assets will not be realized. The Company's determination of whether a valuation allowance is required is subject to change based on future estimates of the recoverability of its net deferred tax assets.

In 2003, the Company reduced the valuation allowance on its net deferred tax assets by $5.7 million, primarily due to a significant improvement in its reported operating results and its expected future operating results, compared to previous years. The Company's net deferred tax assets were fully reserved during the years ended December 31, 2002 and 2001, due to uncertainty about whether those net assets would be realized in the future.

NET  INCOME  PER  SHARE

Net income per share is presented in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is based on the weighted average common shares outstanding, including the common shares into which the convertible preferred stock is convertible, but excluding the effect of other potentially dilutive securities. The number of basic common shares outstanding includes the common share equivalents of the convertible preferred stock, because the holders of the convertible preferred stock participate in any dividends paid on the Company's common stock on an as-converted basis, and because the Company believes the convertible preferred stock is a participating security that is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. Diluted net income per share is based on the weighted-average common shares outstanding, including the effect of all potentially dilutive securities. During the three years ended December 31, 2003, the potentially dilutive securities of the Company that were outstanding consisted of stock options, convertible notes, and warrants. See Note 8 to the accompanying consolidated financial statements for information on convertible notes that were outstanding during 2003 and 2002. The calculation of diluted net income per share for 2003 includes the effect of all the outstanding convertible notes. Each of these convertible notes would have an anti-dilutive effect on net income per share in 2002, and accordingly, they are excluded from the calculation of diluted net income per share for this period. The calculation of diluted net income per share for 2003, 2002 and 2001 includes the effect of all outstanding stock options with an exercise price below the average market price of the Company's common stock during each period. The only warrants issued by the Company were canceled without being exercised effective January 31, 2001, as discussed in Note 9 to the accompanying consolidated financial statements.

SUMMARY  OF  RESULTS  OF  OPERATIONS

The following table shows the Company's results of operations as a percentage of premium revenue, and is used in the year-to-year comparisons discussed below.

                                                          YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2003       2002       2001
                                                      --------  ----------  ---------
Premium revenue, net                                    100.0%      100.0%     100.0%

Health care services expense                             69.8        69.8       69.2
Selling, general and administrative expense              27.3        29.9       29.9
                                                      --------  ----------  ---------
  Operating income                                        2.9         0.3        0.9

Investment and other income                               0.4         0.7        1.2
Interest expense                                         (0.5)       (0.3)      (0.6)
                                                      --------  ----------  ---------
  Income before income taxes and extraordinary item       2.8         0.7        1.5
Income tax expense (benefit)                             (4.6)       (1.0)        --
                                                      --------  ----------  ---------
  Income before extraordinary item                        7.4         1.7        1.5
Extraordinary item                                         --          --       13.3
                                                      --------  ----------  ---------

  Net income                                              7.4%        1.7%      14.8%
                                                      ========  ==========  =========

2003  COMPARED  TO  2002

Premium revenue increased by $21.9 million, or 26.3%, from $83.0 million in 2002 to $104.9 million in 2003. The average membership for which the Company provided dental coverage increased by 214,000 members, or 34.7%, from approximately 616,000 members during 2002 to approximately 830,000 members during 2003. Average membership increased in 2003 by 78,000 members due to the acquisition of HN Dental in October 2003. The HN Dental acquisition added 468,000 members to the Company during the last two months of 2003, which resulted in an average increase of 78,000 members for the full year. The operations of HN Dental and HN Vision are included in the accompanying consolidated financial statements beginning on November 1, 2003. Average membership also increased in 2003 by 133,000 members due to the Paramount acquisition in August 2002. The Paramount acquisition added 200,000 members to the Company, which resulted in an average increase of 133,000 members in 2003, compared to 2002. The operations of Paramount are included in the accompanying consolidated financial statements beginning on September 1, 2002. Premium revenue increased by only 26.3% in 2003 even though average membership increased by 34.7%. This was primarily due to the Paramount acquisition, as the business acquired from Paramount consists largely of products that have significantly lower premium rates than the Company's pre-existing business. Substantially all of the Company's premium revenue was derived from dental benefit plans in 2003 and 2002. Premium revenue from vision benefit plans and other products was not material in 2003 or 2002.

Health care services expense increased by $15.3 million, or 26.3%, from $57.9 million in 2002 to $73.2 million in 2003. Health care services expense as a percentage of premium revenue (the "loss ratio") was 69.8% in both 2003 and 2002. In 2003, the Company's mix of business shifted towards a higher proportion of HMO benefit plan designs, which was primarily due to the HN Dental, HN Vision and Paramount acquisitions. HMO benefit plan designs generally have lower loss ratios than PPO/indemnity benefit plan designs, and accordingly, this shift in the mix of business resulted in a slight decrease in the overall loss ratio. However, the effect of this shift was offset by a slight increase in the loss ratio on products with a PPO/indemnity plan design.

Selling, general and administrative ("SG&A") expense increased by $3.8 million, or 15.3%, from $24.9 million in 2002 to $28.7 million in 2003. SG&A expense as a percentage of premium revenue decreased from 29.9% in 2002 to 27.3% in 2003. The increase in SG&A expense is primarily due to increases in salaries and benefits, broker commissions, premium taxes, and amortization of intangible assets, all of which are directly related to the acquisitions of HN Dental, HN Vision and Paramount. The decrease in SG&A expense as a percentage of premium revenue is primarily due economies of scale that resulted from the acquisitions of HN Dental, HN Vision and Paramount.

Investment and other income decreased by $0.1 million, from $0.6 million in 2002 to $0.5 million in 2003. This decrease is primarily due to a decrease in interest rates on short-term fixed-income investments during the past year.

Interest expense increased by $0.3 million, from $0.2 million in 2002 to $0.5 million in 2003, primarily due to the borrowings made by the Company to finance the acquisition of HN Dental and HN Vision in October 2003 and the acquisition of Paramount in August 2002. See Notes 2 and 8 to the accompanying consolidated financial statements for information on outstanding debt.

Income before income taxes increased by $2.4 million, from $0.6 million in 2002 to $3.0 million in 2003. Income before income taxes as a percentage of premium revenue increased from 0.7% in 2002 to 2.8% in 2003. This increase was primarily due to a decrease in SG&A expense as a percentage of premium revenue, which was primarily due to the acquisitions of HN Dental, HN Vision and Paramount, as discussed above.

There was an income tax benefit of $4.8 million in 2003, which primarily represents a decrease in the valuation allowance on the Company's net deferred tax assets. The Company reduced the valuation allowance primarily due to a significant improvement in its reported operating results and its expected future operating results. There was an income tax benefit of $820,000 in 2002, which primarily represents a decrease in the Company's accrual for estimated income tax liabilities related to certain transactions that occurred in prior years. There was no other current income tax expense in 2002, due to temporary differences between income before income taxes for accounting purposes and taxable income for tax purposes, which resulted in a loss for tax purposes in 2002. See Note 11 to the accompanying consolidated financial statements for more information on income taxes.

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

Health care services expense decreased by $0.8 million, or 1.3%, from $58.7 million in 2001 to $57.9 million in 2002. The loss ratio increased slightly from 69.2% in 2001 to 69.8% in 2002. The business acquired from Paramount has a significantly lower loss ratio than the Company's pre-existing business, which is primarily due to the type of benefit plan designs sold by Paramount. The effect of the Paramount acquisition on the loss ratio was offset by increases in specialty referral services, supplemental payments, and discounted fee-for-service payments to dental HMO providers. The increase in the cost of specialty referral services was due to an increase in the utilization rate for those services in 2002. Supplemental payments are additional payments made to dentists who are compensated primarily through capitation payments, in connection with the delivery of certain dental procedures by those dentists. The increases in supplemental and discounted fee-for-service payments were partially due to high-cost arrangements with certain providers, which were started early in 2002, and which were terminated prior to the end of 2002. These arrangements resulted in an unusually large amount of supplemental payments and discounted fee-for-service payments in 2002. There was also a general increase in supplemental payments in 2002, which the Company believes is due to more comprehensive submission of claims information by the dentists in its HMO network.

SG&A expense decreased by $0.5 million, or 2.0%, from $25.4 million in 2001 to $24.9 million in 2002. SG&A expense as a percentage of premium revenue was 29.9% in both 2002 and 2001. The decrease in SG&A expense is primarily due to decreases in depreciation expense and furniture rent, and a $350,000 refund of maintenance fees from one of the Company's vendors, which were partially offset by a $250,000 expense in 2002 related to the settlement of stockholder litigation, as described in Note 12 to the accompanying consolidated financial statements, and a $334,000 loss on impairment of notes receivable in 2002. The decrease in depreciation expense is primarily due to the fact that a significant component of the Company's computer software became fully depreciated during 2002. The decrease in furniture rent was due to the purchase of the office furniture used in the Company's primary administrative office through a new capital lease during the second quarter of 2002. The related furniture was formerly leased under an operating lease with relatively expensive terms, compared to the new capital lease. The new capital lease caused an increase in depreciation expense, but this was more than offset by other decreases in depreciation, as noted above. The refund of maintenance fees was primarily due to the settlement of a dispute over the amount of equipment maintenance fees paid by the Company in several prior years. The impairment loss in 2002 is due to an increase in the reserve related to notes receivable, based on the Company's estimate of the net realizable value of the promissory notes.

Investment and other income decreased by $0.5 million, from $1.1 million in 2001 to $0.6 million in 2002. This decrease is primarily due to realized gains on the sale of investments in 2001, a decrease in interest rates on short-term fixed-income investments, a decrease in interest income from notes receivable, due to the liquidation of a portion of the Company's notes receivable during 2001, and a decrease in the amount of investments held by the Company, compared to the prior year. The decrease in the Company's investments was primarily due to significant reductions in accrued expenses and claims payable and IBNR during both 2002 and 2001. By intentionally accelerating its payment of claims, the Company intends to enhance its image among dental providers.

Interest expense decreased by $0.3 million, from $0.5 million in 2001 to $0.2 million in 2002, primarily due to the conversion of substantially all of the Company's debt into convertible preferred stock effective January 31, 2001, which eliminated nearly all of the Company's interest expense.

Income before income taxes decreased by $0.7 million, from $1.3 million in 2001 to $0.6 million in 2002. Income before income taxes as a percentage of premium revenue decreased from 1.5% in 2001 to 0.7% in 2002. This decrease was primarily due to an increase in the loss ratio, which was partially offset by a decrease in SG&A expense as a percentage of premium revenue, both as discussed above.

There was an income tax benefit of $820,000 in 2002, which primarily represents a decrease in the Company's accrual for estimated income tax liabilities related to certain transactions that occurred in prior years, as discussed in Note 11 to the accompanying consolidated financial statements. There was no current income tax expense in 2002, due to temporary differences between income before income taxes for accounting purposes and taxable income for tax purposes. Those temporary differences resulted in a loss for tax purposes in 2002. There was also no deferred income tax expense in 2002, due to the valuation allowance against the Company's net deferred tax assets, as discussed in Note 11 to the accompanying consolidated financial statements.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's net working capital increased from $2.0 million as of December 31, 2002 to $13.5 million as of December 31, 2003, primarily due to the Company's earnings during 2003, the acquisition of HN Dental and HN Vision in October 2003, and the issuance of $19.0 million of convertible notes in October 2003. Net income less net deferred income tax benefits, plus depreciation and amortization expense, added approximately $5.0 million of working capital during 2003. HN Dental and HN Vision had an aggregate of $3.0 million of working capital as of the acquisition date, which added $3.0 million to the Company's working capital. In addition, the Company borrowed $19.0 million in connection with the acquisition of HN Dental and HN Vision, and the total cost of the acquisition was $15.2 million, resulting in a $3.8 million addition to working capital. See Note 2 to the accompanying consolidated financial statements for more information on the acquisition of HN Dental and HN Vision, and the $19.0 million of convertible notes.

The Company's total debt increased from $5.4 million as of December 31, 2002 to $22.9 million as of December 31, 2003, primarily due to $19.0 million of convertible notes issued in October 2003, in connection with the acquisition of HN Dental and HN Vision, which was partially offset by $2.1 million of principal payments on debt and capital lease obligations during 2003.

In October 2003, the Company acquired all of the outstanding capital stock of HN Dental, which is a California dental HMO, and certain PPO/indemnity dental business underwritten by Health Net Life Insurance Company ("HN Life"), which was formerly an affiliate of HN Dental, for $10.7 million in cash, and an agreement to provide private label dental HMO and PPO/indemnity products to be sold in the marketplace by subsidiaries of Health Net, Inc., the former parent company of HN Dental, for a period of at least five years following the transaction, subject to certain conditions. In October 2003, the Company also acquired all of the outstanding capital stock of HN Vision, which is a California vision HMO and an affiliate of HN Dental, and certain PPO/indemnity vision business underwritten by HN Life, for $4.5 million in cash. The combined revenue of the acquired businesses was approximately $61 million during the ten months ended October 31, 2003. The operations of HN Dental, HN Vision, and the related dental and vision PPO/indemnity business are included in the Company's consolidated financial statements beginning on November 1, 2003.

The acquisition of HN Dental and HN Vision was financed through the issuance of $19.0 million of unsecured convertible promissory notes to certain of the Company's principal stockholders in October 2003. The proceeds from the convertible notes were used to finance the acquisitions, to satisfy the increase in the Company's regulatory net worth requirements related to the PPO/indemnity dental and vision business that was acquired, to provide working capital that may be required in connection with the integration of the acquired businesses into the Company's pre-existing operations, and for general corporate purposes.

The convertible notes bear interest at 6.0% annually, and are convertible into the Company's common stock at the rate of $1.75 per share, at the option of the holder. There are no principal payments due under the convertible notes prior to January 31, 2010, then principal payments are due beginning on January 31, 2010, and each three months thereafter through July 31, 2013, pursuant to a ten-year amortization schedule, and the remaining balance is payable in full on October 31, 2013. The convertible notes are payable in full upon a change in control of the Company, at the holder's option. The Company has the option of redeeming the convertible notes for 229% of face value during the first seven years after the date of issuance, for 257% of face value during the eighth year after issuance, for 286% of face value during the ninth year after issuance, and for 323% of face value during the tenth year after issuance, provided that it redeems all the convertible notes held by each holder for which it redeems any of the notes.

In March 2003, the Company acquired all of the outstanding capital stock of Ameritas Managed Dental Plan, Inc. ("Ameritas") for $1.0 million in cash, plus contingent monthly payments during the five years following the acquisition date. Based on the amount of premium revenue during the period from April 1, 2003 to December 31, 2003, from customers of Ameritas that existed as of March 31, 2003, the maximum aggregate amount of the contingent monthly payments would be approximately $1.5 million, if the Company retained all of the existing customers of Ameritas for five years after the acquisition date at the premium rates in effect during 2003. The operations of Ameritas are included in the Company's consolidated financial statements beginning on April 1, 2003.

In August 2002, the Company acquired all of the outstanding capital stock of Paramount for approximately $6.7 million, consisting of $3.0 million in cash, a secured convertible note for $2,625,000, and 769,231 shares of the Company's common stock. The secured convertible note bears interest at 7.0% annually, and was originally payable in 36 equal monthly installments of principal and interest, beginning in October 2002. The terms of the note were amended in the fourth quarter of 2003, and the outstanding balance is now payable in monthly installments of interest only until a date to be specified by the holder of the convertible note at least 90 days in advance of such date, which must be no earlier than January 1, 2005, and no later than January 1, 2007. Effective on the date specified by the holder, the convertible note will be payable in 21 equal monthly installments of principal and interest. The outstanding balance under the secured convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share. The convertible note is secured by the stock of the Company's dental HMO subsidiary in Florida. The operations of Paramount are included in the accompanying consolidated financial statements beginning on September 1, 2002.

In August 2002, the Company borrowed $2.0 million from one of its principal stockholders, which was used to increase the Company's working capital, to provide for the payments due under certain capital leases entered into in June 2002, and to provide for the payments due under the settlement of the stockholder litigation discussed in Note

12 to the accompanying consolidated financial statements. The borrowing was made under an unsecured convertible note that bears interest at 7.0% annually, and was originally payable in equal monthly installments of principal and interest through August 2005. The terms of the note were amended during the second quarter of 2003, and the outstanding balance is now payable in monthly installments of interest only through May 2006, then in monthly installments of principal and interest from June 2006 through August 2008. The outstanding balance under the convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share.

Net cash provided by operating activities increased from $1.2 million during 2002 to $6.4 million in 2003, which was primarily due to increases in accrued expenses and claims payable and claims incurred but not reported ("IBNR") in 2003, compared to significant decreases in these liabilities in 2002, and an increase in net income, excluding the non-cash deferred income tax benefit in 2003. The increase in accrued expenses in 2003 was primarily due to an increase in accrued incentive compensation, which was related to the improvement in the Company's operating results in 2003. The decrease in accrued expenses in 2002 was primarily due to payments made to reduce accrued lease obligations related to equipment that was no longer used by the Company, and to reduce certain obligations related to discontinued operations that were disposed of prior to 2001. The increase in claims payable and claims IBNR in 2003 was primarily due to an increase in the number of members covered under PPO/indemnity benefit plan designs, which account for a majority of the total claims payable and claims IBNR liability. The decrease in claims payable and claims IBNR in 2002 was primarily due to intentional decreases in the processing time for payment of provider claims. Due in part to the recent decline in interest rates on investments, the Company adopted the practice of paying all provider claims as rapidly as possible, in order to enhance its image among dental providers.

Net cash used by investing activities was $22.9 million in 2003, compared to $0.8 million of net cash provided in 2002. In 2003, there was $10.1 million of net cash used for acquisitions, and an $11.4 million net increase in investments. The increase in investments was due to the fact that the acquired entities had an aggregate of $5.9 million of cash as of the respective closing dates, and the fact that there was $6.4 million of cash provided by operating activities in 2003, as discussed above, all of which was used to purchase investments.

Net cash provided by financing activities was $16.7 million in 2003, compared to $0.5 million of net cash used in 2002. The change was due to $19.0 million of borrowings in 2003, compared to $2.0 million of borrowings in 2002.

CONTRACTUAL  OBLIGATIONS  AND  OTHER  COMMITMENTS

A summary of the Company's future commitments is as follows (in thousands):

                                                     PAYMENTS DUE IN
                                        ----------------------------------------
                                        LESS THAN  1 TO 3    3 TO 5   MORE THAN
                                        ONE YEAR    YEARS    YEARS    FIVE YEARS   TOTAL
                                        ---------  -------  --------  ----------  -------
CONTRACTUAL OBLIGATIONS:
Long-term debt                          $      --  $ 2,659  $    481  $   19,000  $22,140
Capital lease obligations                     313      364        33          --      710
Other long-term liabilities                    --      903       308          12    1,223
Operating lease commitments, net            2,098    5,778     1,226          --    9,102
                                        ---------  -------  --------  ----------  -------

  Total contractual obligations         $   2,411  $ 9,704     2,048  $   19,012  $33,175
                                        =========  =======  ========  ==========  =======

OTHER COMMITMENTS:
Contingent liability for dental office
  leases assigned to other entities     $   1,053  $   891        14          --  $ 1,958
Contingent liability for subleased
  office space                                183        9        --          --      192
                                        ---------  -------  --------  ----------  -------

  Total other commitments               $   1,236  $   900  $     14  $       --  $ 2,150
                                        =========  =======  ========  ==========  =======

If the entities to which the dental office leases have been assigned fail to make a significant amount of the lease payments, this could have a material adverse affect on the Company. See Note 10 to the accompanying consolidated financial statements for more information on other long-term liabilities, and see Note 12 for more information on operating lease commitments and contingent lease obligations.

Several of the Company's subsidiaries are subject to state regulations that require them to maintain restricted deposits in the form of cash or investments. The Company had total restricted deposits of $2.9 million and $3.3 million as of December 31, 2003 and 2002, respectively.

In addition, several of the Company's subsidiaries are subject to state regulations that require them to maintain minimum amounts of statutory capital and surplus, and that otherwise restrict the Company's access to the assets of its regulated subsidiaries. As a result of these regulatory restrictions, substantially all of the Company's consolidated stockholders' equity as of December 31, 2003, was not available for distribution to the Company's stockholders.

The Company's primary source of funds is cash flows from operations and investment income. The Company believes that cash flows from operations and investment income will be adequate to meet the Company's cash requirements for at least the next twelve months, except for financing that may be required to complete potential acquisitions. The Company does not expect any significant changes in its cash requirements in the foreseeable future, except for any financing that may be required in connection with potential acquisitions.

The Company believes it has adequate financial resources to continue its current operations for the foreseeable future, and that it will be able to meet its financial obligations from its existing financial resources and future cash flows from its operations. However, there can be no assurance that there will not be unforeseen events that could prevent the Company from doing so.

RECENT  ACCOUNTING  PRONOUNCEMENTS

See Note 1 to the accompanying consolidated financial statements for information on recent accounting pronouncements.

IMPACT  OF  INFLATION

The Company's operations are potentially impacted by inflation, which can affect premium rates, health care services expense, and selling, general and administrative expense. The Company expects that its earnings will be positively impacted by inflation in premium rates, because premium rates for dental benefit plans in general have been increasing due to inflation in recent years. The Company expects that its earnings will be negatively impacted by inflation in health care costs, because fees charged by dentists and other dental providers have been increasing due to inflation in recent years. The impact of inflation on the Company's health care services expense is mitigated in the short-term by the fact that approximately 32% of total health care services expense consists of capitation (fixed) payments to providers. In addition, most of the Company's selling, general and administrative expenses are impacted by general inflation in the economy.

OFF-BALANCE  SHEET  ARRANGEMENTS

The Company is not a party to off-balance sheet arrangements as defined by the Securities and Exchange Commission. However, from time to time the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. The contracts primarily relate to:
(i) certain asset purchase agreements, under which the Company may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises; and (iii) certain agreements with the Company's officers, directors, and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, no liabilities have been recorded for these obligations on the Company's consolidated balance sheets for any of the periods presented.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
---------------------------------------------------------------------------

The Company is subject to risk related to changes in short-term interest rates, due to its investments in interest-bearing securities. As of December 31, 2003, the Company's total investments were approximately $27.9 million. Therefore, a one percentage-point change in short-term interest rates would have a $279,000 impact on the Company's annual investment income. The Company is not subject to a material amount of risk related to changes in foreign currency exchange rates.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
---------------------------------------------------------

The Consolidated Financial Statements and the related Notes and Schedule thereto filed as part of this 2003 Annual Report on Form 10-K are listed on the accompanying Index to Financial Statements on page F-1.

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------------------
         AND  FINANCIAL  DISCLOSURES
         ---------------------------

None.

ITEM  9A.  CONTROLS  AND  PROCEDURES
------------------------------------

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of the end of period covered by this report, the Company completed an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information related to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission.

During the period covered by this report, there have been no changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The current directors and executive officers of the Company are as follows:

NAME                      AGE                             POSITION
------------------------  ---  ---------------------------------------------------------------
James E. Buncher           67  President, Chief Executive Officer and Director
Stephen J. Baker           46  Executive Vice President and Chief Operating Officer
Ronald I. Brendzel, JD     54  Senior Vice President, General Counsel, Secretary and Director
Dennis L. Gates, CPA       48  Senior Vice President, Chief Financial Officer and Director
Kenneth E. Keating         40  Vice President, Marketing and Chief Marketing Officer
Michael J. Lauffenburger   43  Vice President, Chief Information Officer
Steven J. Baileys, DDS     50  Chairman of the Board of Directors
Neil R. Anderson           48  Director (1)
Stephen J. Blewitt         44  Director (2)
Leslie B. Daniels          56  Director (2)

(1)  Member, Audit Committee.
(2)  Member, Compensation and Stock Option Committee, and Audit Committee.

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

Mr. Brendzel has been Senior Vice President, General Counsel, Secretary since 1985 and a director of the Company since 1989. He joined the Company in 1978 and was Chief Financial Officer from April 1988 to May 1996. Mr. Brendzel is licensed to practice law in the state of California. Mr. Brendzel is the brother-in-law of Dr. Baileys.

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

Dr. Baileys has been Chairman of the Board of Directors since September 1995. He joined the Company in 1975 and served as President of the Company from 1981 to March 1997, and Chief Executive Officer from May 1995 to February 2000. Dr. Baileys is licensed to practice dentistry in the state of California currently practices dentistry full-time. Dr. Baileys is currently a director of SunLink Health Systems, Inc.

Mr. Anderson has been President of Calver Fund, a healthcare investment and consulting firm, since 1988. He currently serves on the board of directors of a non-public health care company, and has been a director of several other private health care companies.

Mr. Blewitt is a Senior Managing Director in the Bond & Corporate Finance Group of John Hancock Life Insurance Company and has been employed by John Hancock since 1982. Mr. Blewitt is also President of Hancock Mezzanine Advisors LLC, a subsidiary of John Hancock, and the managing member of the general partners of three related investment funds that invest primarily in mezzanine debt securities. Mr. Blewitt is currently a director of NSP Holdings, L.L.C. and Medical Resources, Inc.

Mr. Daniels was a founder of CAI Advisors & Co., an investment management firm, in 1989 and has been a principal of that entity and its related investment fund vehicles since then. Mr. Daniels is currently a director of Bioanalytical Systems, Inc. He was a past Chairman of Zenith Laboratories, Inc. and has been a director of several other public and private companies.

ITEM  11.  EXECUTIVE  COMPENSATION
----------------------------------

The following table shows the compensation paid to the Company's Chief Executive Officer as of December 31, 2003, and the other four most highly compensated executive officers as of December 31, 2003 who received total compensation in excess of $100,000 during the year ended December 31, 2003 (the "Named Executive Officers"). The compensation disclosed is for the three years ended December 31, 2003.

                                                                                         LONG-TERM
                                                                                       COMPENSATION
                                                                                          AWARDS
                                                  ANNUAL COMPENSATION                  -------------
                                               ------------------------   OTHER COM-   STOCK OPTIONS
NAME                   PRINCIPAL POSITION       YEAR   SALARY    BONUS   PENSATION(1)     GRANTED
------------------  -------------------------  ------  -------  -------  ------------  -------------
James E. Buncher    President and Chief          2003  259,000  382,000         3,500             --
                     Executive Officer           2002  250,000   25,000         2,750             --
                                                 2001  246,000       --           928        100,000

Stephen J. Baker    Executive Vice President     2003  250,000  176,000            --         50,000
                     and Chief Operating         2002  220,000   20,000            --             --
                     Officer (2)                 2001  152,000       --            --        300,000

Dennis L. Gates     Senior Vice President        2003  204,000  122,000         3,000             --
                     and Chief Financial         2002  204,000   15,000         2,750         20,000
                     Officer                     2001  197,000       --            --             --

Ronald I. Brendzel  Senior Vice President,       2003  191,000  106,000         3,500             --
                     General Counsel and         2002  191,000   15,000         2,738        207,500
                     Secretary                   2001  193,000       --            --             --

Kenneth E. Keating  Vice President,              2003  171,000   79,000         2,337             --
                     Marketing and Chief         2002  186,000       --         2,319          2,500
                     Marketing Officer (3)       2001  180,000       --           938             --

_________________________________
(1) Other compensation consists of matching contributions to the Company's 401(k) plan.
(2) Mr. Baker joined the Company as Executive Vice President and Chief Operating Officer in April 2001.
(3) Mr. Keating became Vice President, Marketing and Chief Marketing Officer in May 2001. He was Vice President, Sales and Marketing from February 2000 to May 2001.

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

During 2003, the Company implemented a Retention Bonus Plan with respect to each of the Named Executive Officers, which continues until the officer's employment by the Company terminates for any reason. The purpose of the Retention Bonus Plan is to provide an incentive for the senior management of the Company to remain employed during a reasonable transition period in the event of the sale of the Company to a third party. In the event that more than 50% of the Company is sold to an entity that is not a current stockholder of the Company, each of the Named Executive Officers would receive a variable retention bonus that is based on the amount of proceeds from the sale transaction. The retention bonus amounts to be paid by the Company are the following amounts for each $1.00 per share of common stock that is realized in a sale transaction: $325,000 to Mr. Buncher, $250,000 to Mr. Baker, $150,000 to Mr. Gates, $150,000 to Mr. Brendzel, and $75,000 to Mr. Keating. Of the total amount of each officer's retention bonus, 25% would be paid at the closing of the transaction, provided the officer is still employed at that time, and 75% would be paid in monthly installments over the nine months following the closing of the transaction, provided the officer is still employed by the purchaser at the time each payment is due. Notwithstanding the previous sentence, the entire retention bonus would be paid in the event the purchaser reduces the officer's compensation rate or terminates the officer's employment.

STOCK OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 2003

Stock options granted to the Named Executive Officers during the year ended December 31, 2003 were as follows.

                     INDIVIDUAL STOCK OPTION GRANTS
------------------------------------------------------------------------------       POTENTIAL REALIZABLE VALUE
                       NUMBER OF        % OF TOTAL                                    AT ASSUMED ANNUAL RATES
                         SHARES          OPTIONS                                    OF STOCK PRICE APPRECIATION
                       UNDERLYING       GRANTED TO     EXERCISE                          FOR OPTION TERM(3)
                        OPTIONS         EMPLOYEES      PRICE PER   EXPIRATION   ----------------------------------
NAME                    GRANTED          IN 2003       SHARE(1)      DATE(2)           5%               10%
------------------  ----------------  --------------  -----------  -----------  ----------------  ----------------
James E. Buncher                  --             --   $        --           --  $            --   $            --
Stephen J. Baker              50,000           22.7%         1.60     Jul 2013           50,312           127,499
Dennis L. Gates                   --             --            --           --               --                --
Ronald I. Brendzel                --             --            --           --               --                --
Kenneth E. Keating                --             --            --           --               --                --

_________________________
(1) The exercise price per share of each of the options is equal to or greater than the market price of the Company's common stock on the date of the grant. Subject to the terms of each option agreement, the exercise price may be paid in cash or in shares of common stock owned by the option holder, or by a combination of the foregoing.
(2) Each of the options becomes exercisable in three equal annual installments. The dates on which the options can be exercised may be accelerated in the event of a commencement of a tender offer for shares of the Company, the signing of an agreement for certain mergers or consolidations involving the Company, the sale of all or substantially all of the assets of the Company, a change of control, or certain other extraordinary corporate transactions. The options are subject to early termination in the event the option holder's employment is terminated.
(3) There is no assurance that the actual stock appreciation over the term of the options will be at the assumed five percent (5%) or ten percent (10%) levels or at any other assumed level. Unless the market price of the common stock does in fact appreciate over the option term, the Named Executive Officers will realize no value from the option grants.

STOCK OPTION EXERCISES AND YEAR-END STOCK OPTION VALUES

There were no stock options exercised by any of the Named Executive Officers during the year ended December 31, 2003. Stock options held by the Named Executive Officers at December 31, 2003 are shown in the following table. There were no stock appreciation rights outstanding as of December 31, 2003.

                      STOCK OPTIONS EXERCISED        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                    --------------------------      UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                       SHARES                     OPTIONS AT FISCAL YEAR-END        AT FISCAL YEAR-END
                      ACQUIRED       VALUE      ------------------------------  ----------------------------
NAME                ON EXERCISE     REALIZED      EXERCISABLE    UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
------------------  ------------  ------------  ---------------  -------------  ------------  --------------
James E. Buncher              --  $         --          666,667         33,333  $    553,334  $       21,666
Stephen J. Baker              --            --          200,000        150,000       121,667          73,333
Dennis L. Gates               --            --          381,667         13,333       322,750           8,000
Ronald I. Brendzel            --            --          189,167        138,333       144,834          85,666
Kenneth E. Keating            --            --          120,833          1,667       102,500           1,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
          AND RELATED STOCKHOLDER MATTERS
          -------------------------------

The following table shows the number of shares of common stock beneficially owned as of March 31, 2004, by each director, each Named Executive Officer, each entity that, to the Company's knowledge, beneficially owned 5% or more of the total outstanding convertible preferred stock and/or common stock of the Company, and all directors and Named Executive Officers as a group. The number of shares beneficially owned includes the number of shares of common stock into which the convertible preferred stock held by each person is convertible. To the Company's knowledge, the named person has sole voting and investment power with respect to all shares of common stock listed, except where indicated otherwise. The total number of shares of common stock outstanding as of March 31, 2004 was 5,770,590 and the total number of shares of preferred stock outstanding as of that date was 30,000,000, which is convertible into 30,000,000 shares of common stock. The following table includes the common share equivalents of the convertible preferred stock, because the Company believes the convertible preferred stock is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. Each of the officers and directors may be contacted in care of the Company at 95 Enterprise, Suite 100, Aliso Viejo, California 92656-2605

                                                             NUMBER OF SHARES     % OF TOTAL
                                                               BENEFICIALLY         SHARES
                OFFICER OR DIRECTOR                              OWNED(1)       OUTSTANDING(2)
-----------------------------------------------------------  -----------------  --------------
John Hancock Life Insurance Company (3)                             17,857,143            46.2
CAI Capital Partners & Company II, Limited Partnership (4)          14,867,671            35.3
Leslie B. Daniels (5)                                                   84,500               *
Jack R. Anderson (6)                                                 3,887,414            10.6
The Burton Partnerships (7)                                          3,471,542             9.4
Steven J. Baileys (8)                                                2,911,267             8.1
James E. Buncher (9)                                                   914,667             2.5
Dennis L. Gates (10)                                                   488,333             1.4
Ronald I. Brendzel (11)                                                422,340             1.2
Stephen J. Baker (12)                                                  304,533               *
Kenneth E. Keating (13)                                                127,667               *
Neil R. Anderson                                                        18,000               *
Stephen J. Blewitt (3)                                                      --               *
Other officers (6 persons) (14)                                      1,993,842             5.4
All directors, Named Executive Officers and other officers
  as a group (15 persons)                                           39,905,463            83.0

All principal stockholders in total                                 47,264,419            94.2

*    Indicates less than one percent (1%)

(1) Includes the number of shares of common stock into which the convertible preferred stock held by each person is convertible. Also includes shares issuable pursuant to stock options and convertible notes that are exercisable within 60 days of March 31, 2004. Some of the stockholders included in this table reside in states having community property laws under which the spouse of a stockholder in whose name securities are registered may be entitled to share in the management of their community property, which may include the right to vote or dispose of such shares.

(2) For purposes of computing all the percentages shown, the total shares outstanding includes the shares of common stock into which all outstanding shares of convertible preferred stock are convertible. For purposes of computing the percentage for each individual, the total shares outstanding includes the shares issuable to that person pursuant to stock options and convertible notes that are exercisable within 60 days of March 31, 2004. For purposes of computing the percentages for all other officers as a group, and all directors and officers as a group, the total shares outstanding includes the shares issuable to the persons in each respective group pursuant to stock options and convertible notes that are exercisable within 60 days of March 31, 2004. For purposes of computing the percentages for all principal stockholders as a group, the total shares outstanding includes all the shares issuable pursuant to stock options and convertible notes that are included in the above table.

(3) Mr. Blewitt is employed by John Hancock Life Insurance Company, which has beneficial ownership of 15,000,000 shares issuable upon conversion of shares of convertible preferred stock and 2,857,143 shares issuable upon conversion of convertible notes, all as to which Mr. Blewitt disclaims beneficial ownership. The address of Mr. Blewitt and John Hancock Life Insurance Company is John Hancock Place, P.O. Box 111, Boston, Massachusetts 02117.

(4) Includes 84,500 shares of common stock owned directly by Mr. Daniels, 2,780,786 shares issuable upon conversion of shares of convertible preferred stock and 2,260,198 shares issuable upon conversion of convertible notes owned by CAI Partners & Company II, Limited Partnership, and 5,649,293 shares issuable upon conversion of shares of convertible preferred stock and 4,092,894 shares issuable upon conversion of convertible notes owned by CAI Capital Partners & Company II, Limited Partnership (collectively "CAI"). Mr. Daniels is a principal of both entities. The address of CAI and Mr. Daniels is 540 Madison Avenue, 22nd Floor, New York, New York 10022.

(5) Represents 84,500 shares of common stock owned directly by Mr. Daniels. Does not include 2,780,786 shares issuable upon conversion of shares of convertible preferred stock and 2,260,198 shares issuable upon conversion of convertible notes owned by CAI Partners & Company II, Limited Partnership, and 5,649,293 shares issuable upon conversion of shares of convertible preferred stock and 4,092,894 shares issuable upon conversion of convertible notes owned by CAI Capital Partners & Company II, Limited Partnership (collectively "CAI"). Mr. Daniels is a principal of both entities. The address of Mr. Daniels is 540 Madison Avenue, 22nd Floor, New York, New York 10022.

(6) Includes 1,532,885 shares issuable upon conversion of shares of convertible preferred stock, 226,000 shares of common stock, and 946,799 shares issuable upon conversion of convertible notes, all owned by Mr. Anderson. Also includes 1,081,730 shares issuable upon conversion of shares of convertible preferred stock and 100,000 shares of common stock owned by Mr. Anderson's spouse as separate property, as to which Mr. Anderson disclaims beneficial ownership. The address of Mr. Anderson is 16475 Dallas Parkway, Suite 735, Addison, Texas 77001.

(7) Includes 162,700 shares of common stock, 419,470 shares issuable upon conversion of shares of convertible preferred stock, and 285,714 shares issuable upon conversion of convertible notes, all owned by the Burton Partnership, Limited Partnership ("BPLP"), and 488,100 shares of common stock, 1,258,415 shares issuable upon conversion of shares of convertible preferred stock, and 857,143 shares issuable upon conversion of convertible notes, all owned by the Burton Partnership (QP), Limited Partnership ("QP"). Mr. Donald W. Burton is a principal of both entities. The address of BPLP, QP and Mr. Burton is P.O. Box 4643, Jackson, Wyoming 83001.

(8) Includes 645,000 shares of common stock held by Dr. Baileys directly, 912,500 shares issuable upon conversion of shares of convertible preferred stock held by the Baileys Family Trust and affiliated trusts for the benefit of various relatives of Dr. Baileys, 700,767 shares of common stock owned by the Baileys Family Trust, 303,000 shares of common stock held in various trusts for relatives of Dr. Baileys, as to all of which Dr. Baileys is trustee and for which Dr. Baileys has sole power to vote the securities, 150,000 shares of common stock held by the Alvin and Geraldine Baileys Foundation, for which Dr. Baileys is an officer and director and for which Dr. Baileys has shared power to vote the securities, and options to purchase 200,000 shares of common stock. Dr. Baileys disclaims beneficial ownership of any of the shares in the trusts or the foundation referenced above.

(9) Includes 48,000 shares of common stock, 200,000 shares issuable upon conversion of shares of convertible preferred stock, and options to purchase 666,667 shares of common stock.

(10) Includes 100,000 shares issuable upon conversion of shares of convertible preferred stock, and options to purchase 388,333 shares of common stock.

(11) Includes 130,673 shares of common stock, 100,000 shares issuable upon conversion of shares of convertible preferred stock, and options to purchase 191,667 shares of common stock.

(12) Includes 21,200 shares of common stock and options to purchase 283,333 shares of common stock.

(13) Includes 6,000 shares of common stock and options to purchase 121,667 shares of common stock.

(14) Includes 724,557 shares of common stock, 985,618 shares issuable upon conversion of a convertible note, and options to purchase 283,667 shares of common stock.

The following is a summary of the Company's equity compensation plans as of December 31, 2003:

                                                      SHARES OF       WEIGHTED        NUMBER
                                                     STOCK TO BE      AVERAGE       OF SHARES
                                                     ISSUED UPON      EXERCISE      AVAILABLE
                                                     EXERCISE OF      PRICE OF     FOR ISSUANCE
                                                     OUTSTANDING    OUTSTANDING    UNDER STOCK
                                                    STOCK OPTIONS  STOCK OPTIONS   OPTION PLAN
                                                    -------------  --------------  ------------
Equity compensation plans approved by stockholders      2,940,334  $         1.17     1,059,666
Equity compensation plans not approved by
  stockholders                                                 --              --            --
                                                    -------------  --------------  ------------

Total                                                   2,940,334  $         1.17     1,059,666
                                                    =============  ==============  ============

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

CERTAIN AGREEMENTS

As of January 31, 2001, in connection with the completion of a recapitalization transaction, the Company and certain stockholders, including CAI Partners and Company II, L.P., CAI Capital Partners and Company II, L.P., Jack R. Anderson, John Hancock Life Insurance Company and the Baileys Family Trust (collectively, the "Investors"), entered into an Agreement Among Stockholders which, among other things, provides that the Investors will vote their shares of capital stock of the Company to maintain the size of the board of directors of the Company at seven (7) members and also contains provisions requiring the Investors to sell their shares of capital stock in the Company under certain conditions applicable to an acquisition of all outstanding shares of capital stock of the Company by a third party. In addition, as of January 31, 2001, the Company entered into a Registration Rights Agreement with the Investors, under which it granted certain registration rights to the Investors with respect to all shares of common stock owned by the Investors and into which the convertible preferred stock owned by the Investors is convertible. See Note 9 to the accompanying consolidated financial statements for more information on the recapitalization transaction.

CONSULTING SERVICES

The Company paid $10,000, $153,000 and $200,000 of consulting fees to the chairman of its board of directors during the years ended December 31, 2003, 2002 and 2001, respectively. This consulting arrangement terminated effective January 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

The Company's principal accountant is Deloitte & Touche LLP ("Deloitte"). The aggregate fees billed by Deloitte, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, for professional services rendered for the years ended December 31, 2003 and 2002 are as shown below.

                                                           2003      2002
                                                         --------  --------
Audit fees                                               $309,500  $232,000
Audit related fees, which consist of fees for the audit
  of the Company's 401(k) plan                             15,000    14,600
Tax services                                               22,500    20,000
                                                         --------  --------
  Total fees                                             $347,000  $266,600
                                                         ========  ========

The Audit Committee must approve in advance any significant audit or non-audit engagement or relationship between the Company and its independent public accountants. As a result, the Audit Committee pre-approved the provision of audit related services and tax services provided by Deloitte as described above. The

Audit Committee has determined that the provision of certain non-audit services by Deloitte is compatible with maintaining Deloitte's independence.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  FINANCIAL  STATEMENTS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  EXHIBITS

The consolidated financial statements and financial statement schedule of SafeGuard Health Enterprises, Inc. filed as part of this 2003 Annual Report on Form 10-K are listed in the accompanying Index to Financial Statements on Page F-1. An "Exhibit Index" is included in this 2003 Annual Report on Form 10-K beginning on Page E-1. All Exhibits are either attached hereto or are on file with the Securities and Exchange Commission.

(b)  REPORTS  ON  FORM  8-K

The Company filed a Current Report on Form 8-K/A on January 13, 2004, which amended the Current Report on Form 8-K filed on November 7, 2003, which reported the completion of the acquisition of HN Dental, HN Vision and the related dental and vision PPO/indemnity business effective October 31, 2003. The report on Form 8-K/A included the financial information required under Item 7 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SAFEGUARD HEALTH ENTERPRISES, INC.

     By:  /s/ James E. Buncher                Date:   April 12, 2004
          -----------------------                  --------------------
     James E. Buncher
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     By:  /s/ Dennis L. Gates                 Date:   April 12, 2004
          -----------------------                  --------------------
     Dennis L. Gates
     Senior Vice President, Chief Financial Officer and Director
     (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report below on behalf of the registrant and in the capacities and on the dates indicated.

     By:  /s/ James E. Buncher                Date:   April 12, 2004
          -----------------------                  --------------------
     James E. Buncher
     President, Chief Executive Officer
     and Director

     By:  /s/ Steven J. Baileys               Date:   April 12, 2004
          ------------------------                 --------------------
     Steven J. Baileys
     Chairman of the Board of Directors

     By:  /s/ Ronald I. Brendzel              Date:   April 12, 2004
          -------------------------                --------------------
     Ronald I. Brendzel
     Senior Vice President, General Counsel,
     Secretary and Director

     By:  /s/ Dennis L. Gates                 Date:   April 12, 2004
          ----------------------                   --------------------
     Dennis L. Gates
     Senior Vice President, Chief Financial
     Officer and Director

     By:  /s/ Neil R. Anderson                Date:   April 12, 2004
          -----------------------                  --------------------
     Neil R. Anderson
     Director

     By:  /s/ Stephen J. Blewitt              Date:   April 12, 2004
          -------------------------                --------------------
     Stephen J. Blewitt
     Director

     By:  /s/ Leslie B. Daniels               Date:   April 12, 2004
          ------------------------                 --------------------
     Leslie B. Daniels
     Director

                                                EXHIBIT INDEX

EXHIBIT
NUMBER                                               DESCRIPTION
-------  ----------------------------------------------------------------------------------------------------
2.1      Plans of Acquisition (5)
3.1      Articles of Incorporation (3)
3.1.1    Amended and Restated Certificate of Incorporation (11)
3.1.2    Amended and Restated Certificate of Incorporation (15)
3.1.3    Amended and Restated Certificate of Incorporation (17)
3.1.4    Certificate of Designation of Preferred Stock (11)
3.1.5    2002 Certificate of Designation of Preferred Stock
3.1.6    Amendment to Restated Certificate of Incorporation (22)
3.2      Amended and Restated Bylaws (19)
10.1     1984 Stock Option Plan (2)
10.2     Stock Option Plan Amendment (1)
10.3     Stock Option Plan Amendment (3)
10.4     Stock Option Plan Amendment (4)
10.5     2000 Stock Option Plan Amendment (12)
10.5.1   Amended and Restated Stock Option Plan (17)
10.5.2   2003 Stock Option Plan Amendment (22)
10.6     Form of Employment Agreement between the Company and the Named Executive Officers (12)
10.7     Form of Rights Agreement, dated as of March 22, 1996, between the Company and American
         StockTransfer and Trust Company, as Rights Agent (5)
10.8     Default Forbearance Agreement and Irrevocable Power of Attorney (6)
10.9     First Waiver and Amendment to Note Purchase Agreement (7)
10.10    Amended and Restated Loan and Security Agreement (7)
10.11    Debenture and Note Purchase Agreement (8)
10.12    Stockholder Agreement (8)
10.13    First Amendment to Debenture and Note Purchase Agreement (9)
10.14    Second Amendment to Debenture and Note Purchase Agreement (9)
10.15    Term Sheet Agreement dated as of March 1, 2000 (10)
10.16    Loan Document and Purchase Agreement (11)
10.17    Agreement among Stockholders and the Company (11)
10.18    Registration Rights Agreement between certain Stockholders and the Company (11)
10.19    Consulting Agreement between the Company and Steven J. Baileys (12)
10.20    Asset Purchase Agreement between the Company and Total Dental Administrators Health Plan, Inc.
         (13)
10.21    Administrative Services Agreement between the Company and Total Dental Administrators Health
         Plan, Inc. (13)
10.22    Stock Purchase Agreement between the Company and Total Dental Administrators, Inc. (13)
10.23    Promissory Note and Security Interest given by Total Dental Administrators, Inc. to the Company (13)
10.24    Administrative Services Agreement between the Company and Total Dental Administrators, Inc. (13)
10.25    Stock Purchase Agreement between the Company and Dental Source of Missouri and Kansas, Inc. (13)
10.26    First Amendment to Stock Purchase Agreement between the Company and Dental Source of Missouri and Kansas, Inc. (13)
10.27    Administrative Services Agreement between the Company and Dental Source of Missouri and Kansas,
         Inc. (13)
10.28    Amended and Restated 401(k) Plan (13)
10.29    First Amendment to Amended and Restated 401(k) Plan (13)
10.30    Stock Purchase Agreement dated as of April 24, 2002 by and between the Company and Nicholas M.
         Kavouklis (14)
10.31    First Amendment to Stock Purchase Agreement dated as of June 17, 2002 between the Company and
         Nicholas M. Kavouklis (16)
10.32    Secured Convertible Promissory Note dated as of August 30, 2002 issued by the Company to Nicholas
         M. Kavouklis in connection with Exhibit 10.31 above (16)


10.33    Registration Rights Agreement dated as of August 30, 2002 between the Company and Nicholas M.
         Kavouklis in connection with Exhibit 10.31 above (16)
10.34    Employment Agreement dated as of August 30, 2002 between the Company and Nicholas M.
         Kavouklis (16)
10.35    Lease Agreement dated as of August 30, 2002 between the Company and an affiliate of Nicholas M.
         Kavouklis (16)
10.36    Pledge Agreement dated as of August 30, 2002 between the Company and Nicholas M. Kavouklis in connection with Exhibit 10.31 above (16)
10.37    Guarantee Agreement dated as of August 30, 2002 between the Company and an affiliate of Nicholas
         M. Kavouklis in connection with Exhibit 10.35 above (16)
10.38    Stipulation and Settlement dated as of September 17, 2002 of stockholder class action lawsuit filed against the Company in 1999 (17)
10.39    Order Preliminarily Approving Settlement, providing for notice to the class, and scheduling final approval of settlement dated as of September 19, 2002 (17)
10.40    Convertible Promissory Note dated as of August 8, 2002 issued by the Company to Jack R. Anderson
         (18)
10.41    Registration Rights Agreement dated as of August 8, 2002 between the Company and Jack R.
         Anderson (18)
10.42    Stock Purchase Agreement dated as of January 15, 2003 between a subsidiary of the Company and
         Ameritas Life Insurance Company for the purchase of Ameritas Managed Dental Plan, Inc. (20)
10.43    Purchase and Sale Agreement dated as of April 7, 2003 between the Company and Health Net, Inc.
         relating to the sale of Health Net Dental, Inc. (21)
10.44    Network Access Agreement dated as of April 7, 2003 between the Company and Health Net, Inc. (21)
10.45    Assumption and Indemnity Reinsurance Agreement dated as of April 7, 2003 between the Company and a subsidiary of Health Net, Inc. (21)
10.46    Strategic Relationship Agreement dated as of April 7, 2003 between the Company and Health Net, Inc.
         (21)
10.47    Amendment to Promissory Note dated as of May 6, 2003 between the Company and Jack R. Anderson
         (22)
10.48    Purchase and Sale Agreement dated as of June 30, 2003, between the Company and Health Net, Inc.
         relating to the sale of Health Net Vision, Inc. (23)
10.49    Assumption and Indemnity Reinsurance Agreement dated as of June 30, 2003 between the Company and a subsidiary of Health Net, Inc. (23)
10.50    Network Access Agreement dated as of June 30, 2003 between the Company and Health Net, Inc. (23)
10.51    Administrative Services Agreement dated as of June 30, 2003 between the Company and Health Net,
         Inc. (23)
10.54    Amendment to Purchase and Sale Agreement dated as of October 31, 2003 between the Company and
         Health Net, Inc. relating to the sale of Health Net Dental, Inc. (24)
10.55    Amendment to Assumption and Indemnity Reinsurance Agreement dated as of October 31, 2003 between the Company and Health Net, Inc. relating to the sale of Health Net Dental, Inc. (24)
10.56    Amendment to Purchase and Sale Agreement dated as of October 31, 2003 between the Company and
         Health Net, Inc. relating to the sale of Health Net Vision, Inc. (24)
10.57    Amendment to Assumption and Indemnity Reinsurance Agreement dated as of October 31, 2003 between the Company and Health Net, Inc. relating to the sale of Health Net Vision, Inc. (24)
10.58    Form of 6% Promissory Note used by the Company in connection with the financing of the acquisition of Health Net Dental, Inc., and Health Net Vision, Inc. (24)
10.59    Amended Credit Agreement and Termination of Registration Rights Agreement dated as of December
         3, 2003 between the Company and Nicholas M. Kavouklis
10.60    Amended and Restated Promissory Note dated as of December 3, 2003 between the Company and
         Nicholas M. Kavouklis
21.1     Subsidiaries of the Company
23.1     Independent Auditors' Consent
31.1     Certification of Chief Executive Officer
31.2     Certification of Chief Financial Officer
32       Certification Pursuant to 18 U.S.C. Section 1350

_________________________________________

(1) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Registration Statement on Form S- 1 filed as of September 12, 1983 (File No. 2-86472).
(2) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Registration Statement on Form S-1 filed as of July 3, 1984 (File No. 2-92013).

(3) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Annual Report of Form 10-K for the year ended December 31, 1989.
(4) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Annual Report of Form 10-K for the year ended December 31, 1992.
(5) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Current Report on Form 8-K dated as of September 27, 1996.
(6) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
(7) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Current Report on Form 8-K dated as of June 4, 1999.
(8) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Current Report on Form 8-K dated as of June 30, 1999.
(9) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Current Report on Form 8-K dated as of October 5, 1999.
(10) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Current Report on Form 8-K dated as of March 16, 2000.
(11) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Current Report on Form 8-K dated as of March 6, 2001.
(12) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
(13) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
(14) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Current Report on Form 8-K dated as of April 24, 2002.
(15) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Registration Statement on Form S-8 filed as of August 30, 2002 (File No. 33-2226).
(16) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Current Report on Form 8-K dated as of August 30, 2002.
(17) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Current Report on Form 8-K dated as of September 19, 2002.
(18) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(19) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
(20) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Current Report on Form 8-K dated as of February 14, 2003.
(21) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Current Report on Form 8-K dated as of April 25, 2003.
(22) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(23) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Current Report on Form 8-K dated as of June 30, 2003.
(24) Incorporated by reference herein and disclosed and filed as an exhibit to the Company's Current Report on Form 8-K dated as of November 1, 2003.

                          SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                                               PAGE
                                                                                            -----------
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-2

Financial Statements:

  Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-3

  Consolidated Statements of Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-4

  Consolidated Statements of Stockholders' Equity (Deficit) and Other Comprehensive Income      F-5

  Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . .      F-6

  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  F-8 to F-33

Financial Statement Schedule:

  Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . . . . .      F-34

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  and Stockholders of SafeGuard Health Enterprises,
Inc.:

We have audited the accompanying consolidated balance sheets of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity (deficit) and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2003, 2002 and 2001, included in the Index at Item 15(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SafeGuard Health Enterprises, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

DELOITTE  &  TOUCHE  LLP

Costa  Mesa,  California
March  26,  2004

                          SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                    AS OF DECEMBER 31, 2003 AND 2002
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                     2003       2002
                                                                                   ---------  ---------
                                        ASSETS

Current assets:
  Cash and cash equivalents                                                        $  3,201   $  3,036
  Investments available-for-sale, at fair value                                      24,998      9,668
  Accounts receivable, net of allowances of $544 in 2003 and $325 in 2002             5,486      2,554
  Deferred tax assets, net of valuation allowance of $212 in 2003                     1,871         --
  Other current assets                                                                1,548        853
                                                                                   ---------  ---------
    Total current assets                                                             37,104     16,111

Property and equipment, net of accumulated depreciation and amortization              4,823      3,532
Restricted investments available-for-sale, at fair value                              2,932      3,254
Goodwill                                                                             12,365      8,590
Intangible assets, net of accumulated amortization                                    9,862      2,013
Deferred tax assets, net of valuation allowance of $388 in 2003                       3,432         --
Other assets                                                                            720        614
                                                                                   ---------  ---------
    Total assets                                                                   $ 71,238   $ 34,114
                                                                                   =========  =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                 $  1,716   $  1,661
  Accrued expenses                                                                    7,919      3,526
  Current portion of long-term debt and capital lease obligations                       313      2,430
  Claims payable and claims incurred but not reported                                10,109      4,690
  Deferred premium revenue                                                            3,531      1,786
                                                                                   ---------  ---------
    Total current liabilities                                                        23,588     14,093

Long-term debt and capital lease obligations                                         22,537      2,997
Other long-term liabilities                                                           1,223      1,013
Commitments and contingencies (Note 12)

Stockholders' equity:
  Convertible preferred stock and additional paid-in capital - $0.01 par value;
    31,000,000 shares authorized; 30,000,000 shares issued and outstanding
    in 2003 and 2002; liquidation preference of $30 million                          41,250     41,250
  Common stock and additional paid-in capital - $0.01 par value;
    54,000,000 shares authorized; 8,970,000 shares and 8,900,000 shares issued in 2003 and 2002, respectively; 5,753,000 shares and 5,683,000 shares
    outstanding in 2003 and 2002, respectively                                       22,766     22,662
  Retained earnings (accumulated deficit)                                           (22,357)   (30,170)
  Accumulated other comprehensive income                                                 57         95
  Treasury stock - at cost; 3,217,000 shares in 2003 and 2002                       (17,826)   (17,826)
                                                                                   ---------  ---------
    Total stockholders' equity                                                       23,890     16,011
                                                                                   ---------  ---------
    Total liabilities and stockholders' equity                                     $ 71,238   $ 34,114
                                                                                   =========  =========

                      See accompanying Notes to Consolidated Financial Statements.

                     SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                        YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 2003       2002      2001
                                                               ---------  --------  --------
Premium revenue, net                                           $104,891   $83,043   $84,822

Health care services expense                                     73,194    57,937    58,692
Selling, general and administrative expense                      28,684    24,874    25,391
                                                               ---------  --------  --------
Operating income                                                  3,013       232       739

Investment and other income                                         490       607     1,060
Interest expense on debt that was converted to equity in 2001        --        --      (402)
Other interest expense                                             (530)     (232)     (102)
                                                               ---------  --------  --------
Income before income taxes and extraordinary item                 2,973       607     1,295
Income tax benefit                                               (4,840)     (820)       --
                                                               ---------  --------  --------
Income before extraordinary item                                  7,813     1,427     1,295
Extraordinary item:
  Gain on conversion of debt to convertible preferred stock          --        --    11,251
                                                               ---------  --------  --------

    Net income                                                 $  7,813   $ 1,427   $12,546
                                                               =========  ========  ========

Basic net income per share:
  Income before extraordinary item                             $   0.22   $  0.04   $  0.04
  Extraordinary item                                                 --        --      0.35
                                                               ---------  --------  --------
    Net income                                                 $   0.22   $  0.04   $  0.39
                                                               =========  ========  ========

Weighted average basic shares outstanding                        35,719    35,130    32,253

Diluted net income per share:
  Income before extraordinary item                             $   0.20   $  0.04   $  0.04
  Extraordinary item                                                 --        --      0.34
                                                               ---------  --------  --------
    Net income                                                 $   0.20   $  0.04   $  0.38
                                                               =========  ========  ========

Weighted average diluted shares outstanding                      40,244    35,638    33,009

                See accompanying Notes to Consolidated Financial Statements.

                                   SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
                                               OTHER COMPREHENSIVE INCOME
                                      YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                                     (IN THOUSANDS)

                                                                                                    ACCUMU-
                                    NUMBER OF SHARES         PREFERRED      COMMON      RETAINED     LATED
                             -----------------------------   STOCK AND    STOCK AND     EARNINGS     OTHER
                                             COMMON          ADDITIONAL   ADDITIONAL    (ACCUMU-    COMPRE-
                                        ------------------    PAID-IN      PAID-IN       LATED      HENSIVE    TREASURY
                             PREFERRED  ISSUED   TREASURY     CAPITAL      CAPITAL      DEFICIT)    INCOME      STOCK       TOTAL
                             ---------  -------  ---------  -----------  ------------  ----------  ---------  ----------  ---------
Balance, January 1, 2001            --    8,022    (3,275)                    21,829     (44,254)       119     (18,123)   (40,429)

Net income                          --       --        --            --           --      12,546         --          --     12,546
Other comprehensive
  income:
  Net unrealized losses on
    investments available-                                                                              (56)                   (56)
    for-sale
                                                                                                                          ---------
Total comprehensive income                                                                                                  12,490
Issuance of preferred           30,000       --        --        41,250           --          --         --          --     41,250
  stock
Cancellation of stock               --       --        --            --         (320)        320         --          --         --
  warrants (1)
Repurchase of common stock          --       --       (10)           --           --          --         --         (10)       (10)
Reissuance of treasury
  stock in
  contribution to                   --       --        18            --           --         (59)        --          81         22
  retirement plan
Exercise of stock options           --       43        --            --           43          --         --          --         43
                             ---------  -------  ---------  -----------  ------------  ----------  ---------  ----------  ---------

Balance, December 31, 2001      30,000    8,065    (3,267)       41,250       21,552     (31,447)        63     (18,052)    13,366

Net income                          --       --        --            --           --       1,427         --          --      1,427
Other comprehensive
  income:
  Net unrealized gains on
    investments available-                                                                               32                     32
    for-sale
                                                                                                                          ---------
Total comprehensive income                                                                                                   1,459
Issuance of common stock            --      786        --            --        1,061          --         --          --      1,061
Reissuance of treasury
  stock in
  contribution to                   --       --        50            --           --        (150)        --         226         76
  retirement plan
Exercise of stock options           --       49        --            --           49          --         --          --         49
                             ---------  -------  ---------  -----------  ------------  ----------  ---------  ----------  ---------

Balance, December 31, 2002      30,000    8,900    (3,217)       41,250       22,662     (30,170)        95     (17,826)    16,011

Net income                          --       --        --            --           --       7,813         --          --      7,813
Other comprehensive
  income:
  Net unrealized losses on
    investments available-                                                                              (38)                   (38)
    for-sale
                                                                                                                          ---------
Total comprehensive income                                                                                                   7,775
Issuance of common stock            --       70        --            --          104          --         --          --        104
                             ---------  -------  ---------  -----------  ------------  ----------  ---------  ----------  ---------

Balance, December 31, 2003      30,000    8,970    (3,217)  $    41,250  $    22,766   $ (22,357)  $     57   $ (17,826)  $ 23,890
                             =========  =======  =========  ===========  ============  ==========  =========  ==========  =========

(1)  These warrants were canceled without being exercised as of January 31, 2001, in connection with the conversion of the Senior Notes Payable to convertible preferred stock, as discussed in Note 9.

                              See accompanying Notes to Consolidated Financial Statements.

                        SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                           (IN THOUSANDS)

                                                                       2003       2002      2001
                                                                     ---------  --------  ---------
Cash flows from operating activities:
  Net income                                                         $  7,813   $ 1,427   $ 12,546
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Gain on conversion of debt to convertible preferred stock              --        --    (11,251)
    Deferred income tax benefit                                        (4,887)       --         --
    Loss on impairment of assets                                           --       334         --
    Bad debt expense                                                      476       220        245
    Depreciation and amortization                                       2,110     1,474      1,862
    Gain or loss on sale or disposal of assets                            (19)      (16)      (276)
    Contribution to retirement plan in the form
      of common stock, at fair value                                      118        87         51
  Changes in operating assets and liabilities, net of
    effects of acquisitions:
    Accounts receivable                                                  (479)      103       (306)
    Other current assets                                                  203       241        685
    Other assets                                                         (196)       69         58
    Accounts payable                                                      (61)     (653)      (144)
    Accrued expenses                                                    1,126    (1,271)    (2,063)
    Claims payable and claims incurred but not reported                   632    (1,440)    (1,649)
    Deferred premium revenue                                             (421)      607       (469)
                                                                     ---------  --------  ---------
  Net cash provided by (used in) operating activities                   6,415     1,182       (711)

Cash flows from investing activities:
  Purchases of investments available-for-sale                         (24,610)   (3,448)   (15,599)
  Proceeds from sale/maturity of investments available-for-sale        13,177     7,334     16,878
  Cash paid for acquisitions of businesses, net of cash acquired      (10,028)   (2,708)        --
  Purchases of property and equipment                                  (1,436)     (444)    (1,109)
  Additions to intangible assets                                         (125)       --         --
  Payments received on notes receivable                                   114        14      1,320
  Proceeds from sale of subsidiary                                         --        77         --
                                                                     ---------  --------  ---------
    Net cash (used in) provided by investing activities               (22,908)      825      1,490

Cash flows from financing activities:
  Borrowings on long-term debt                                         19,000     2,000         --
  Increase in accrued interest that was converted to equity in 2001        --        --        321
  Payments on debt and capital lease obligations                       (2,089)   (1,663)      (235)
  Decrease in bank overdrafts                                            (463)     (896)      (674)
  Repurchase of common stock                                               --        --        (10)
  Exercise of stock options                                                --        49         43
  Increase (decrease) in other long-term liabilities                      210        42       (108)
                                                                     ---------  --------  ---------
    Net cash provided by (used in) financing activities                16,658      (468)      (663)
                                                                     ---------  --------  ---------
Net increase in cash and cash equivalents                                 165     1,539        116
Cash and cash equivalents at beginning of year                          3,036     1,497      1,381
                                                                     ---------  --------  ---------

Cash and cash equivalents at end of year                             $  3,201   $ 3,036   $  1,497
                                                                     =========  ========  =========

                                      (Continued on next page)

                    SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                       YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                      (IN THOUSANDS)


                                                                2003       2002     2001
                                                              ---------  --------  -------
Supplementary information:
  Cash paid during the year for interest                      $    342   $   207   $   315
  Cash paid during the year for income taxes                       125        18        --

Supplementary disclosure of non-cash activities:
  Debt converted into convertible preferred stock             $     --   $    --   $41,250
  Purchases of property and equipment through capital leases       447     1,836        --

  Liabilities assumed in acquisitions of businesses:
    Fair value of assets acquired, excluding cash             $ 16,700   $ 2,670   $    --
    Goodwill related to transactions                             4,191     4,670        --
    Less - Secured convertible note issued to seller                --    (2,625)       --
    Less - Common stock issued in transaction                       --    (1,040)       --
    Less - Cash paid in transactions, net of cash acquired     (10,028)   (2,708)       --
                                                              ---------  --------  -------
      Liabilities assumed in acquisitions of businesses       $ 10,863   $   967   $    --
                                                              =========  ========  =======

               See accompanying Notes to Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1.ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
------------------------------------------------------------

SafeGuard Health Enterprises, Inc., a Delaware corporation (the "Company"), provides a wide range of dental benefit plans, vision benefit plans, and other related products. The Company's operations are primarily in California, Florida and Texas, but it also operates in several other states. The Company conducts its operations through several subsidiaries, one of which is an insurance company that is licensed in several states, and several of which are licensed as dental or vision health maintenance organization ("HMO") plans in the states in which they operate. The Company provides dental benefits, vision benefits or other related products to approximately 1.5 million individuals. The Company has been providing dental benefit plans in California since the Company was organized in 1974.

Over 90% of the Company's total premium revenue is derived from providing dental benefit plans. Under the dental HMO plan designs provided by the Company, a majority of the total health care services expense consists of capitation payments to dental service providers, which are fixed monthly payments for each covered individual. These capitation arrangements limit the amount of risk assumed by the Company. Under the dental preferred provider organization ("PPO")/indemnity plan designs provided by the Company, all health care services expense consists of claims that are paid each time a covered individual receives dental services. Under this type of plan design, the Company assumes all of the utilization risk. Capitation payments comprised 32%, 33% and 37% of the Company's total health care services expense during the years ended December 31, 2003, 2002 and 2001, respectively.

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

RESTRICTED DEPOSITS AND MINIMUM NET WORTH REQUIREMENTS

Several of the Company's subsidiaries are subject to state regulations that require them to maintain restricted deposits in the form of cash or investments. The Company had total restricted deposits of $2.9 million and $3.3 million as of December 31, 2003 and 2002, respectively.

In addition, several of the Company's subsidiaries are subject to state regulations that require them to maintain minimum amounts of statutory capital and surplus, and that otherwise restrict the Company's access to the assets of its regulated subsidiaries. As a result of these regulatory restrictions, substantially all of the Company's consolidated stockholders' equity as of December 31, 2003, was not available for distribution to the Company's stockholders.

INVESTMENTS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its investments as "available-for-sale."

Investments classified as available-for-sale are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of applicable income taxes, are reported in stockholders' equity under the caption "Accumulated other comprehensive income." In the event there was an unrealized loss on an investment that the Company believed to be other than temporary, the loss would be reported in the statement of income, instead of in a separate caption of stockholders' equity. As of December 31, 2003, there were no unrealized losses that the Company believed to be other than temporary.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The accompanying consolidated balance sheets include the following financial instruments as of December 31, 2003: cash and cash equivalents, investments, accounts receivable, accounts payable, accrued expenses, short-term and long-term debt, and other long-term liabilities. All of these financial instruments, except for long-term debt and other long-term liabilities, are current assets or current liabilities. The Company expects to realize the current assets, and to pay the current liabilities, within a short period of time. Therefore, the carrying amount of these financial instruments approximates fair value. Long-term debt and other long-term liabilities are stated at the estimated amount of the future payments, which approximates fair value.

PROPERTY  AND  EQUIPMENT

Property and equipment is recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements is calculated based on the shorter of the estimated useful lives of the assets, or the length of the related lease. The Company uses the following useful lives to record depreciation expense: leasehold improvements - 4 to 10 years; computer hardware and software - 3 to 4 years; and furniture, fixtures and other office equipment
- 4 to 7 years. The cost of maintenance and repairs is expensed as incurred, while significant improvements that add functionality to an asset or extend the estimated useful life of an asset are capitalized. Upon the sale or other retirement of assets, the cost of any such assets and the related accumulated depreciation are removed from the books and any resulting gain or loss is recognized.

GOODWILL

Goodwill as of December 31, 2003 is related to the following acquisitions:

      Health Net Dental, Inc. ("HN Dental") and
        Health Net Vision, Inc. ("HN Vision") - October 2003                  $ 3,181
      Paramount Dental Plan, Inc. ("Paramount") - August 2002                   5,264
      First American Dental Benefits, Inc. ("First American") - October 1996    3,920
                                                                              -------
        Total                                                                 $12,365
                                                                              =======

See Note 2 for more information on the HN Dental, HN Vision, and Paramount acquisitions. In the case of each acquisition, goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired, and in the case of the First American acquisition, the balance is net of accumulated amortization and an adjustment in 1999 to reduce the carrying value of the goodwill to its estimated realizable value. The Company estimated that the goodwill related to the First American acquisition had a useful life of 40 years from the date of acquisition, and amortized the goodwill over that period through December 31, 2001. See Recently Adopted Accounting Principles below in Note 1 for information on the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill effective January 1, 2002.

INTANGIBLE  ASSETS

Intangible assets as of December 31, 2003 consist of customer relationships, provider networks and other intangible assets with an aggregate net book value of $9.9 million, all of which are related to the acquisitions of HN Dental, HN Vision, Ameritas Managed Dental Plan, Inc. ("Ameritas") and Paramount, which are discussed in Note 2. The amount of the purchase price in each acquisition that was allocated to the intangible assets was equal to the Company's estimate of the fair value of each intangible asset. Each intangible asset is being amortized over its estimated useful life on a straight-line basis.

LONG-LIVED ASSETS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying values may not be recoverable. The Company's principal long-lived assets as of December 31, 2003 are property and equipment and intangible assets. The Company is not aware of any events or circumstances that may have impaired the fair value of these long-lived assets.

RECOGNITION OF PREMIUM REVENUE AND COMMISSION EXPENSE

Premium revenue is recognized in the period during which dental or vision coverage is provided to the covered individuals. Payments received from customers in advance of the related period of coverage are reflected on the accompanying consolidated balance sheets as deferred premium revenue.

In connection with its acquisition of new customers, the Company pays broker and consultant commissions, which are generally based on a percentage of premium revenue collected. The Company also pays internal sales commissions, some of which are based on a percentage of premium revenue collected, and some of which consist of a one-time payment at the beginning of a customer contract.
Commissions that are based on a percentage of premium revenue collected are recognized as expenses in the period in which the related premium revenue is recognized. Commissions that consist of a one-time payment at the beginning of a customer contract are recognized as expenses at the beginning of the related customer contract. As stated in SFAS No. 60, "Accounting and Reporting by Insurance Companies," commissions related to insurance contracts should be capitalized and charged to expense over the term of the customer contract, in proportion to premium revenue recognized. In the case of the PPO/indemnity insurance policies issued by the Company, the customers have the ability to cancel the policy at any time with 30 days advance written notice. Because of this ability, one-time commissions paid at the beginning of a customer contract are charged to expense at the beginning of the related customer contract.

RECOGNITION  OF  HEALTH  CARE  SERVICES  EXPENSE

Capitation payments to providers are recognized as expense in the period in which the providers are obligated to deliver the related health care services. Other payments for health care services are recognized as expense in the period in which the services are delivered.

The estimated liability for claims payable and claims incurred but not reported is based primarily on the average historical lag time between the date of service and the date the related claim is paid by the Company, and the recent trend in payment rates and the average number of incurred claims per covered individual. Since the liability for claims payable and claims incurred but not reported is an actuarial estimate, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are included in the consolidated statements of income for the period in which the differences are identified.

ADMINISTRATIVE  SERVICES  ARRANGEMENTS

The Company processed approximately $5.2 million, $2.6 million, and $3.2 million of dental and vision claims under administrative services only ("ASO") agreements during the years ended December 31, 2003, 2002 and 2001, respectively. The revenue recognized by the Company from ASO agreements consists only of the ASO fees received from its clients, and the claims processed by the Company under ASO agreements are not included in the accompanying consolidated statements of income.

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

The Company has chosen to use the accounting method described in APB No. 25. All stock options granted by the Company have an exercise price equal to the market value of the Company's common stock on the date of grant, and accordingly, there is no employee compensation expense related to stock options reflected in the accompanying consolidated statements of income. The weighted average fair value of stock options granted by the Company was $0.90, $0.75, and $1.13 per share during the years ended December 31, 2003, 2002 and 2001, respectively. Stock options granted generally become exercisable in equal annual installments over a three-year period after the date of grant.

The following table shows the pro forma effect of using the fair value method of accounting for stock options, as described by SFAS No. 123, on the Company's net income and net income per share (in thousands, except per share amounts):

                                                                   YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                2003        2002        2001
                                                             ----------  -----------  ---------
    Net income, as reported                                  $   7,813   $    1,427   $ 12,546
    Less - Employee compensation expense based on
      the fair value method of accounting for stock options       (416)        (856)      (833)
                                                             ----------  -----------  ---------
    Pro forma net income                                     $   7,397   $      571   $ 11,713
                                                             ==========  ===========  =========

    Basic net income per share, as reported                  $    0.22   $     0.04   $   0.39
    Pro forma basic net income per share                          0.21         0.02       0.36

    Diluted net income per share, as reported                $    0.20   $     0.04   $   0.38
    Pro forma diluted net income per share                        0.19         0.02       0.35

SFAS No. 123 requires a publicly traded entity to estimate the fair value of stock-based compensation by using an option-pricing model that takes into account certain facts and assumptions. The facts and assumptions that must be taken into account are the exercise price, the expected life of the option, the current stock price, the expected volatility of the stock price, the expected dividends on the stock, and the risk-free interest rate. The option-pricing models commonly used were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the stock options granted by the Company. The Company estimated the fair value of each stock option as of the date of grant by using the Black-Scholes option-pricing model. The facts and assumptions used to determine the fair value of stock options granted were: an average expected life of four years; expected volatility of 75% in 2003, 82% in 2002, and 160% in 2001; no expected dividends; and a risk-free interest rate of approximately 2.2% in 2003, 2.0% in 2002, and 3.8% in 2001. The assumptions regarding the expected life of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts.

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

RELATED  PARTY  TRANSACTIONS

See Notes 2 and 8 for information on $19.0 million of unsecured convertible promissory notes that were issued to certain of the Company's principal stockholders in October 2003 in connection with the Company's acquisition of HN Dental and HN Vision effective October 31, 2003.

See Notes 2 and 8 for information on a secured convertible promissory note payable to a member of the Company's senior management, the outstanding balance of which was $1.6 million as of December 31, 2003. The convertible note was issued in September 2002 in connection with the acquisition of Paramount, and the former owner of Paramount is currently a member of the Company's senior management.

See Note 8 for information on an unsecured convertible promissory note payable to one of the Company's principal stockholders, the outstanding balance of which was $1.5 million as of December 31, 2003. The note was issued in August 2002 to obtain working capital for various purposes.

The Company paid $10,000, $153,000 and $200,000 of consulting fees to the chairman of its board of directors during the years ended December 31, 2003, 2002 and 2001, respectively.

ADVERTISING

Advertising expense was $148,000, $185,000, and $110,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

NET  INCOME  PER  SHARE

Net income per share is presented in accordance with SFAS No. 128, "Earnings Per Share." Basic net income per share is based on the weighted average common shares outstanding, including the common shares into which the convertible preferred stock is convertible, but excluding the effect of other potentially dilutive securities. The number of basic common shares outstanding includes the common share equivalents of the convertible preferred stock, because the holders of the convertible preferred stock participate in any dividends paid on the Company's common stock on an as-converted basis, and because the Company believes the convertible preferred stock is a participating security that is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. Diluted net income per share is based on the weighted average common shares outstanding, including the effect of all potentially dilutive securities. During the three years ended December 31, 2003, the potentially dilutive securities of the Company that were outstanding consisted of convertible notes, stock options, and warrants. See Note 8 for information on convertible notes that were outstanding during 2003 and 2002. The calculation of diluted net income per share for 2003 includes the effect of all the outstanding convertible notes. Each of these convertible notes would have an anti-dilutive effect on net income per share in 2002, and accordingly, they are excluded from the calculation of diluted net income per share for this period. The calculation of diluted net income per share for 2003, 2002 and 2001 includes the effect of all outstanding stock options with an exercise price below the average market price of the Company's common stock during each period. The only warrants issued by the Company were canceled without being exercised effective January 31, 2001, as discussed in Note 9.

The differences between weighted average basic shares outstanding and weighted average diluted shares outstanding in each of the three years ended December 31, 2003, are as follows (in thousands):

                                                    2003    2002    2001
                                                   ------  ------  ------
    Weighted average basic shares outstanding      35,719  35,130  32,253
    Effect of convertible notes                     3,806      --      --
    Effect of dilutive stock options                  719     508     756
                                                   ------  ------  ------
      Weighted average diluted shares outstanding  40,244  35,638  33,009
                                                   ======  ======  ======

For purposes of computing the net income per diluted share of common stock, the Company's net income was adjusted as follows (in thousands):

                                                               2003    2002    2001
                                                              ------  ------  -------
    Net income, as reported                                   $7,813  $1,427  $12,546
    Interest expense on convertible notes, net of tax effect     272      --       --
                                                              ------  ------  -------
      Adjusted Net Income                                     $8,085  $1,427  $12,546
                                                              ======  ======  =======

RECENTLY ADOPTED ACCOUNTING PRINCIPLES

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives not be amortized. SFAS No. 142 also requires that all goodwill be evaluated for possible impairment as of January 1, 2002, on an annual basis thereafter, and any time an event that may have affected the value of the goodwill occurs. SFAS No. 142 also establishes a new method of testing goodwill for possible impairment. The adoption of SFAS No. 142 had no significant effect on the Company's consolidated financial statements. See Notes 5 and 6 for more information.

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

In October 2002, the Emerging Issues Task Force ("EITF") of the FASB issued EITF 02-17, which addresses issues raised in the interpretation of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," and the identification and valuation of intangible assets. EITF 02-17 provides guidance on determining when, as a result of a business combination, a customer-related intangible asset exists that should be separately valued from goodwill. EITF No. 02-17 is effective for business combinations consummated and goodwill impairment tests performed after October 25, 2002. The adoption of EITF 02-17 had no significant effect on the Company's consolidated financial statements.

In  November  2002,  the  FASB  issued  FASB  Interpretation  ("FIN")  No.  45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 is an interpretation of FASB Statements No. 5, 57, and 107, and a rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a guarantor recognize a liability for the fair value of certain types of guarantees, at the time the guarantee is initially made. It also elaborates on the financial statement disclosures to be made by a guarantor about its obligations under certain types of guarantees. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 had no significant effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which is an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 had no significant effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by the investing company if the investing company is obligated to absorb a majority of the losses incurred by the variable interest entity, or is entitled to receive a majority of the profits earned by the entity, or both. The consolidation requirements of FIN No. 46 are effective for all periods with respect variable interest entities that are created after January 31, 2003. The consolidation requirements with respect to variable interest entities created prior to February 1, 2003 are effective for periods beginning after June 15, 2003. The adoption of FIN No. 46 had no significant effect on the Company's consolidated financial statements. In December 2003, the FASB issued FIN No. 46R, which revised the implementation date for FIN No. 46 with respect to variable interest entities created prior to January 31, 2003, among other things. The adoption of FIN No. 46R had no significant effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The adoption of SFAS No. 149 had no significant effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments that have characteristics of both debt and equity, and requires an issuer to classify certain instruments as liabilities in its balance sheet. SFAS No. 150 is effective for financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no significant effect on the Company's consolidated financial statements. In November 2003, the FASB issued FASB Staff Position No. 150-3 ("FSP 150-3"), which deferred the effective dates for applying certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments. The adoption of FSP 150-3 had no significant effect on the Company's consolidated financial statements.

RECLASSIFICATION

Certain amounts in the financial statements for prior years have been reclassified to conform to the current year presentation.

NOTE  2.  ACQUISITIONS
----------------------

HEALTH NET DENTAL, INC. AND HEALTH NET VISION, INC.

Effective October 31, 2003, the Company acquired all of the outstanding capital stock of HN Dental, which is a California dental HMO, and certain PPO/indemnity dental business underwritten by Health Net Life Insurance

Company ("HN Life"), which was formerly an affiliate of HN Dental, for $10.7 million in cash, and an agreement to provide private label dental HMO and PPO/indemnity products to be sold in the marketplace by subsidiaries of Health Net, Inc., the former parent company of HN Dental, for a period of at least five years following the transaction, subject to certain conditions. Effective October 31, 2003, the Company also acquired all of the outstanding capital stock of HN Vision, which is a California vision HMO and a former affiliate of HN Dental, and certain PPO/indemnity vision business underwritten by HN Life, for $4.5 million in cash. The combined revenue of the acquired businesses was approximately $61 million during the ten months ended October 31, 2003. The operations of HN Dental, HN Vision, and the related dental and vision PPO/indemnity business are included in the Company's consolidated financial statements beginning on November 1, 2003.

The dental and vision PPO/indemnity business referred to above was transferred to the Company through two Assumption and Indemnity Reinsurance Agreements with HN Life (the "Agreements"). In connection with the Agreements, the Company assumed an estimated amount of claims payable and claims incurred but not reported, and certain other assets and liabilities, in exchange for a cash payment from HN Life. Also in connection with the Agreements, the Company and HN Life agreed to adjust the cash payment approximately six months after the effective date of the Agreements, based on subsequent payment of claims, subsequent collection of receivables, and other information that becomes available to the parties during the six months after the effective date.

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

The acquisitions were financed through the issuance of $19.0 million of unsecured convertible promissory notes to certain of the Company's principal stockholders in October 2003. The proceeds from the convertible notes were used to finance the acquisitions, to satisfy the increase in the Company's regulatory net worth requirements related to the PPO/indemnity dental and vision business that was acquired, which is estimated to be $3.8 million, to provide working capital that may be required in connection with the integration of the acquired businesses into the Company's pre-existing operations, and other purposes.

The convertible notes bear interest at 6.0% annually, and are convertible into the Company's common stock at the rate of $1.75 per share, at the option of the holder. There are no principal payments due under the convertible notes prior to January 31, 2010, then principal payments are due beginning on January 31, 2010, and each three months thereafter through July 31, 2013, pursuant to a ten-year amortization schedule, and the remaining balance is payable in full on October 31, 2013. The convertible notes are payable in full upon a change in control of the Company, at the holder's option. The Company has the option of redeeming the convertible notes for 229% of face value during the first seven years after the date of issuance, for 257% of face value during the eighth year after issuance, for 286% of face value during the ninth year after issuance, and for 323% of face value during the tenth year after issuance, provided that it redeems all the convertible notes held by each holder for which it redeems any of the notes.

The aggregate cost of the acquisitions was allocated among the assets acquired as follows (in thousands):

    Cost of acquisitions:
      Cash purchase price, including estimated post-closing adjustments  $15,158
      Transaction expenses incurred by the Company                            68
                                                                         --------
        Total cost                                                       $15,226
                                                                         ========

    Fair value of net assets acquired (liabilities assumed):
      Cash and cash equivalents                                          $ 5,672
      Investments, including restricted investments                        3,147
      Accounts receivable                                                  2,864
      Property and equipment                                                 795
      Goodwill                                                             4,191
      Intangible assets                                                    7,768
      Other assets                                                         1,110
      Accounts payable                                                      (537)
      Accrued expenses                                                    (3,121)
      Claims payable and claims incurred but not reported                 (4,755)
      Deferred premium revenue                                            (1,908)
                                                                         --------
        Net assets acquired                                              $15,226
                                                                         ========

The intangible assets acquired consist of the following (in thousands):

                                           WEIGHTED
                                           AVERAGE
                               AMOUNT    AMORTIZATION
                             ALLOCATED      PERIOD
                             ----------  ------------
    Customer relationships   $    5,237     6.2 years
    Provider networks             2,230    20.0 years
    Other intangible assets         301    11.7 years
                             ----------
      Total                  $    7,768    10.4 years
                             ==========

The Company plans to make an election under Section 338 of the Internal Revenue Code to treat the acquisition of HN Dental as an asset purchase for tax purposes. Assuming this election is made, the Company estimates that approximately $8.9 million of goodwill and intangible assets related to the HN Dental and HN Vision acquisitions will be amortized over 15 years on a straight-line basis for income tax purposes.

AMERITAS  MANAGED  DENTAL  PLAN,  INC.

Effective March 31, 2003, the Company acquired all of the outstanding capital stock of Ameritas for $1.0 million in cash, including a post-closing adjustment, plus contingent monthly payments during the five years following the acquisition date. Each contingent monthly payment is equal to 10% of the actual premium revenue during the month from customers of Ameritas that existed as of March 31, 2003. As of December 31, 2003, the Company has accrued a total of $301,000 of contingent purchase price, which has been added to the cost of the acquisition for accounting purposes. This amount represents contingent monthly payments related to the period from the acquisition date through December 31, 2003, plus the estimated contingent monthly payments related to the remaining portion of annual customer contracts that are in force as of January 1, 2004. The Company intends to accrue additional portions of the contingent purchase price in the future, if and when the payment of such amounts becomes probable, based on the renewal of existing customer contracts. Based on the amount of premium revenue during the period from April 1, 2003 to December 31, 2003, from customers of Ameritas that existed as of March 31, 2003, the maximum aggregate amount of the contingent monthly payments would be approximately $1.5 million, if the Company retained all of the existing customers of Ameritas for five years after the acquisition date at the premium rates in effect during 2003. The operations of Ameritas are included in the Company's consolidated financial statements beginning on April 1, 2003.

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

The cost of the acquisition was allocated among the assets acquired as follows (in thousands):

    Cost of acquisition:
      Cash purchase price, net of post-closing adjustments       $1,034
      Contingent purchase price accrued as of December 31, 2003     301
                                                                 -------
        Total cost                                               $1,335
                                                                 =======

    Fair value of net assets acquired (liabilities assumed):
      Cash and cash equivalents                                  $  276
      Investments                                                   465
      Intangible assets                                             810
      Other assets                                                  150
      Deferred premium revenue                                     (258)
      Other current liabilities                                    (108)
                                                                 -------
        Total cost of acquisition                                $1,335
                                                                 =======

The intangible assets acquired consist of the following (in thousands):

                                           WEIGHTED
                                           AVERAGE
                               AMOUNT    AMORTIZATION
                             ALLOCATED      PERIOD
                             ----------  ------------
    Customer relationships   $      635     9.5 years
    Other intangible assets         175    10.8 years
                             ----------
      Total                  $      810     9.8 years
                             ==========

The Company estimates that approximately $0.1 million of the intangible assets related to the acquisition of Ameritas will be amortized over 15 years on a straight-line basis for income tax purposes.

PARAMOUNT  DENTAL  PLAN,  INC.

Effective August 30, 2002, the Company acquired all of the outstanding capital stock of Paramount for approximately $6.7 million, consisting of $3.0 million in cash, a secured convertible note for $2,625,000, and 769,231 shares of the Company's common stock. Paramount was a dental benefits company located in Florida, and was merged into the Company's Florida dental HMO subsidiary effective August 30, 2002. The secured convertible note bears interest at 7.0% annually, and was originally payable in 36 equal monthly installments of principal and interest, beginning in October 2002. The terms of the note were amended in the fourth quarter of 2003, and the outstanding balance is now payable in monthly installments of interest only until a date to be specified by the holder of the convertible note at least 90 days in advance of such date, which must be no earlier than January 1, 2005, and no later than January 1, 2007. Effective on the date specified by the holder, the convertible note will be payable in 21 equal monthly installments of principal and interest. The outstanding balance under the secured convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share. The convertible note is secured by the stock of the Company's dental HMO subsidiary in Florida. The operations of Paramount are included in the accompanying consolidated financial statements beginning on September 1, 2002.

The business purpose of the acquisition was to increase the Company's market penetration in Florida, which is one of the Company's primary geographic markets. The acquisition increased the number of members in Florida for which the Company provides dental benefits from approximately 50,000 members to approximately 275,000 members.

In connection with this transaction, the Company entered into a three-year employment agreement with the seller of Paramount, who is currently employed as president of the Company's operations in Florida. Also in connection with this transaction, the Company entered into a three-year office lease agreement with the seller of Paramount, the term of which started in November 2002, related to the office space that is currently used as the Company's primary sales and administrative office in Florida.

The cost of the acquisition was allocated among the assets acquired as follows (in thousands):

    Cost of acquisition:
      Cash portion of purchase price                          $3,000
      Secured convertible note issued to seller                2,625
      Common stock issued to seller                            1,040
                                                              -------
        Purchase price paid to seller                          6,665
      Transaction expenses incurred by the Company               164
                                                              -------
        Total cost                                            $6,829
                                                              =======

    Fair value of net assets acquired (liabilities assumed):
      Cash and cash equivalents                               $  456
      Restricted investment                                       50
      Property and equipment                                     121
      Goodwill                                                 4,670
      Intangible assets                                        2,270
      Other assets                                               229
      Accounts payable and accrued expenses                     (386)
      Claims payable and claims incurred but not reported       (225)
      Deferred premium revenue                                  (356)
                                                              -------
        Net assets acquired                                   $6,829
                                                              =======

The value indicated above for the Company's common stock issued in the acquisition is based on 769,231 shares of common stock issued, and a market value of $1.35 per share. The market value of $1.35 per share is the average closing price of the Company's common stock during the period from five business days prior to execution of the Stock Purchase Agreement to five business days after execution of the agreement. The Stock Purchase Agreement was executed on April 24, 2002.

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
                             ----------
      Total                  $    2,270     5.3 years
                             ==========

None of the goodwill or intangible assets related to the acquisition of Paramount will be amortized for income tax purposes.

PRO  FORMA  RESULTS  OF  OPERATIONS

Following is certain unaudited pro forma statement of income information, which reflects adjustments to the Company's historical financial statements as if the acquisitions of HN Dental, HN Vision, and Paramount had been completed as of the beginning of each period presented (in thousands):

                                            YEARS ENDED DECEMBER 31,
                                          ----------------------------
                                              2003           2002
                                          ------------  --------------
                                                 (unaudited)
    Premium revenue, net                  $    150,629  $     139,521
    Operating income (loss)                      3,222         (3,461)
    Net income (loss)                            7,281         (3,171)

    Basic net income (loss) per share     $       0.20  $       (0.09)
    Diluted net income (loss) per share           0.17          (0.09)

The above unaudited pro forma statement of income information is not intended to indicate the results that would have occurred if the acquisitions had actually been completed on the dates indicated, or the results that may occur in any future period. The above pro forma information does not reflect the pro forma effect of the acquisition of Ameritas, because such pro forma effect is not significant.

NOTE  3.  INVESTMENTS
---------------------

Gross realized gains on sales of investments were $1,000, $2,000, and $101,000 for the years ended December 31, 2003, 2002, and 2001, respectively. There were no gross realized losses on sales of investments during the three years ended December 31, 2003. The historical cost of specific securities sold is used to compute the gain or loss on the sale of investments. At December 31, 2003, the Company had net unrealized gains of $57,000, which is included in stockholders' equity under the caption "Accumulated other comprehensive income."

The Company's investments as of December 31, 2003 are summarized below (in thousands):

                                              COST/                                ESTIMATED
                                            AMORTIZED   UNREALIZED    UNREALIZED      FAIR
                                               COST        GAINS        LOSSES       VALUE
                                            ----------  -----------  ------------  ----------
    Classified as available-for-sale:
      U.S. government securities            $    5,842  $        55  $        --   $    5,897
      U.S. government agency securities          6,238            2           (1)       6,239
      Corporate bonds and commercial paper       3,109            3           --        3,112
      Other marketable debt securities          12,684           --           (2)      12,682
                                            ----------  -----------  ------------  ----------

        Total available-for-sale            $   27,873  $        60  $        (3)  $   27,930
                                            ==========  ===========  ============  ==========

The maturity dates of the Company's investments as of December 31, 2003 are summarized below (in thousands):

                                     COST/     ESTIMATED
                                   AMORTIZED      FAIR
                                      COST       VALUE
                                   ----------  ----------
    Classified as available-for-sale:
      Due in 2004                  $   23,121  $   23,126
      Due in 2005                       1,544       1,581
      Due in 2006 and thereafter        3,208       3,223
                                   ----------  ----------

        Total available-for-sale   $   27,873  $   27,930
                                   ==========  ==========

The Company's investments as of December 31, 2002 are summarized below (in thousands):

                                          COST/                               ESTIMATED
                                        AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                           COST        GAINS       LOSSES       VALUE
                                        ----------  -----------  -----------  ----------
    Classified as available-for-sale:
      U.S. government and its agencies  $    2,303  $        87  $        --  $    2,390
      State and municipal obligations          255            8           --         263
      Other marketable debt securities      10,269           --           --      10,269
                                        ----------  -----------  -----------  ----------

        Total available-for-sale        $   12,827  $        95  $        --  $   12,922
                                        ==========  ===========  ===========  ==========

NOTE  4.  PROPERTY  AND  EQUIPMENT
----------------------------------

The  Company's  property and equipment consists of the following (in thousands):

                                                                   DECEMBER 31,
                                                               -------------------
                                                                 2003      2002
                                                               --------  ---------
    Leasehold improvements                                     $   950   $    842
    Furniture and office equipment                               1,871      1,504
    Computer hardware and software                               9,957      7,767
                                                               --------  ---------
      Total, at cost                                            12,778     10,113
    Less - accumulated depreciation and amortization            (7,955)    (6,581)
                                                               --------  ---------

      Total, net of accumulated depreciation and amortization  $ 4,823   $  3,532
                                                               ========  =========

Property and equipment that was acquired through capital leases with an outstanding balance as of the balance sheet date consists of the following, which is included above (in thousands):

                                                                  DECEMBER 31,
                                                               ------------------
                                                                2003      2002
                                                               -------  ---------
    Furniture and office equipment                             $1,135   $    950
    Computer hardware and software                                250      1,250
                                                               -------  ---------
      Total cost of property acquired through capital leases    1,385      2,200
    Less - accumulated depreciation and amortization             (297)      (344)
                                                               -------  ---------

      Total, net of accumulated depreciation and amortization  $1,088   $  1,856
                                                               =======  =========

NOTE 5.  GOODWILL
-----------------

Changes in the carrying amount of goodwill were as follows (in thousands):

                                             YEARS ENDED DECEMBER 31,
                                           ----------------------------
                                               2003           2002
                                           -------------  -------------
    Balance at beginning of year           $      8,590   $       3,920
    Goodwill acquired (see Note 2)                4,191           4,670
    Adjustments to goodwill (see Note 11)          (416)             --
                                           -------------  -------------

      Balance at end of year               $     12,365   $       8,590
                                           =============  =============

In accordance with SFAS No. 142, the Company ceased amortizing its goodwill effective January 1, 2002. The Company recorded $113,000 of amortization expense related to goodwill during the year ended December 31, 2001. The Company's adjusted results of operations for the year ended December 31, 2001, which are adjusted to assume the non-amortization provision of SFAS No. 142 was applied as of January 1, 2001, are as follows (in thousands):

    Income before extraordinary item, as reported  $ 1,295
    Add back - Goodwill amortization                   113
                                                   -------
    Income before extraordinary item, as adjusted  $ 1,408
                                                   =======

    Net income, as reported                        $12,546
    Add back - Goodwill amortization                   113
                                                   -------
    Net income, as adjusted                        $12,659
                                                   =======

None of the Company's reported net income per share amounts for the year ended December 31, 2001 would change as a result of the above adjustment for goodwill amortization expense, due to the relatively small amount of this adjustment.

SFAS No. 142 requires that all goodwill be evaluated for possible impairment as of January 1, 2002, on an annual basis thereafter, and any time an event that may have affected the value of the goodwill occurs. SFAS No. 142 also establishes a new method of testing for possible impairment. The Company has established October 1 as the date on which it conducts its annual evaluation of goodwill for possible impairment. In accordance with SFAS No. 142, the Company tested its goodwill for possible impairment by estimating the fair value of each of its reporting units that include goodwill, and comparing the fair value of each reporting unit to the book value of the net assets of each reporting unit. For purposes of this test, the Company has three reporting units, which are its operations in California, Florida and Texas. As of December 31, 2003, the Company has goodwill in each of the three reporting units. The fair value of each reporting unit was determined primarily by estimating the discounted future cash flows of the reporting unit, and estimating the amount for which the reporting unit could be sold to a third party, based on a market multiple of earnings. The Company had no impairment of its goodwill as of January 1, 2002, or as of October 1, 2003, based on the method of testing for possible impairment established by SFAS No. 142. The Company is not aware of any events that have occurred since October 1, 2003, that may have resulted in impairment of the value of its goodwill.

NOTE  6.  INTANGIBLE  ASSETS
----------------------------

The Company's intangible assets consist of the following (in thousands):

                                                  DECEMBER 31,
                                              -------------------
                                                2003      2002
                                              --------  ---------
    Customer relationships                    $ 7,798   $  1,926
    Provider networks                           2,461         --
    Other intangible assets                       589        344
                                              --------  ---------
      Total, at cost                           10,848      2,270
    Less - accumulated amortization              (986)      (257)
                                              --------  ---------

      Total, net of accumulated amortization  $ 9,862   $  2,013
                                              ========  =========

Amortization expense related to intangible assets was $729,000 and $257,000 during the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, the Company expects future amortization expense related to intangible assets to be as follows (in thousands):

                    2004                 $1,909
                    2005                  1,580
                    2006                  1,188
                    2007                    904
                    2008                    755
                    Thereafter            3,526

NOTE 7.   CLAIMS PAYABLE AND CLAIMS INCURRED BUT NOT REPORTED ("IBNR")
----------------------------------------------------------------------

The Company is responsible for paying claims submitted by dental and vision providers for services provided to patients who have purchased dental or vision coverage from the Company. The liability for claims payable and claims IBNR is an estimate of the claims related to services delivered prior to the balance sheet date, which have not yet been paid by the Company as of the balance sheet date. The estimate of claims payable and claims IBNR is based primarily on the average historical lag time between the date of service and the date the related claim is paid by the Company, the recent trend in payment rates, and the recent trend in the average number of incurred claims per covered individual. Since the liability for claims payable and claims IBNR is an actuarial estimate, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are included in the consolidated statement of income for the period in which the differences are identified.

A summary of the activity in the liability for claims payable and claims IBNR during the two years ended December 31, 2003 is shown below (in thousands):

                                           CLAIMS LIABILITY BY TYPEOF COVERAGE
                                      ---------------------------------------------
                                                                       VISION HMO
                                        DENTAL PPO/       DENTAL        AND PPO/
                                         INDEMNITY          HMO         INDEMNITY      TOTAL
                                      ---------------  -------------  -------------  ---------
    Balance at January 1, 2002        $        4,252   $      1,653   $         --   $  5,905

    Incurred claims related to:
      Current year - 2002                     23,133         10,566             --     33,669
      Prior years                               (594)          (206)            --       (800)
    Balance assumed in acquisition                --            225             --        225
    Paid claims related to:
      Current year - 2002                    (20,092)        (8,928)            --    (29,020)
      Prior years                             (3,658)        (1,447)            --     (5,105)
      Balance assumed in acquisition              --           (214)            --       (214)
                                      ---------------  -------------  -------------  ---------

    Balance at December 31, 2002               3,041          1,649             --      4,690

    Incurred claims related to:
      Current year - 2003                     28,134         14,492            716     43,342
      Prior years                               (378)          (371)            --       (749)
    Balance assumed in acquisitions            2,344          1,945            466      4,755
    Paid claims related to:
      Current year - 2003                    (22,608)       (11,798)          (297)   (34,703)
      Prior years                             (2,663)        (1,278)            --     (3,941)
      Balance assumed in acquisition          (1,621)        (1,360)          (304)    (3,285)
                                      ---------------  -------------  -------------  ---------

    Balance at December 31, 2003      $        6,249   $      3,279   $        581   $ 10,109
                                      ===============  =============  =============  =========

The liability for claims payable and claims IBNR is adjusted each year to reflect any differences between claims actually paid and previous estimates of the liability. During each of the years ended December 31, 2003 and 2002, the aggregate adjustments to the liability to reflect these differences, which are reflected in the above table, were not material.

NOTE  8.  LONG-TERM  DEBT  AND  CAPITAL  LEASE  OBLIGATIONS
-----------------------------------------------------------

Long-term debt and capital lease obligations consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                           -------------------
                                                             2003      2002
                                                           --------  ---------
    Unsecured convertible promissory notes - October 2003  $19,000   $     --
    Secured convertible promissory note - September 2002     1,602      2,427
    Unsecured convertible promissory note - August 2002      1,538      1,798
    Capital lease obligations                                  710      1,202
                                                           --------  ---------
      Total debt                                            22,850      5,427
    Less - short-term portion                                 (313)    (2,430)
                                                           --------  ---------

      Long-term debt and capital lease obligations         $22,537   $  2,997
                                                           ========  =========

See Note 2 for descriptions of the unsecured convertible promissory notes issued in October 2003 in connection with the acquisition of HN Dental and HN Vision, and the secured convertible promissory note issued in September 2002 in connection with the acquisition of Paramount. None of the outstanding convertible notes include any financial covenants or similar restrictions.

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

The Company has several capital leases outstanding, which are related to the purchase of certain office and computer equipment.

Annual maturities of long-term debt and future minimum lease payments under capital lease obligations were as follows, as of December 31, 2003 (in thousands):

                                                        CAPITAL      LESS - AMOUNT
                                          LONG-TERM      LEASE       REPRESENTING
                                             DEBT     OBLIGATIONS      INTEREST       TOTAL
                                          ----------  ------------  ---------------  -------
    Payable in 2004                       $       --  $        372  $          (59)  $   313
    Payable in 2005                              886           169             (35)    1,020
    Payable in 2006                            1,092           166             (22)    1,236
    Payable in 2007                              681            98             (12)      767
    Payable in 2008                              481            35              (2)      514
    Payable thereafter                        19,000            --              --    19,000
                                          ----------  ------------  ---------------  -------

      Total balance at December 31, 2003  $   22,140  $        840  $         (130)  $22,850
                                          ==========  ============  ===============  =======

NOTE 9.  CONVERSION OF DEBT TO CONVERTIBLE PREFERRED STOCK
----------------------------------------------------------

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

Effective as of January 31, 2001, the Company completed the conversion of the investor senior loan ($8.0 million), the outstanding balance under the revolving credit facility ($7.0 million), the senior notes payable ($32.5 million), and the accrued interest on the revolving credit facility and the senior notes payable ($5.3 million) into 30 million shares of convertible preferred stock. The estimated value of the convertible preferred stock was $1.375 per share as of January 31, 2001, which is based on the closing price of the Company's common stock on January 31, 2001, which was $1.375 per share, and the fact that each share of convertible preferred stock is convertible into one share of common stock. The number of shares of convertible preferred stock, the estimated value per share, and the conversion ratio indicated above have all been adjusted to reflect an exchange of the Company's outstanding shares of convertible preferred stock that was completed in May 2002. See Note 13 for more information on this exchange.

Based on the estimated value of the convertible preferred stock as of January 31, 2001, the debt conversion resulted in an extraordinary gain of $11.3 million, which is net of approximately $350,000 of transaction costs. There was no income tax effect related to the conversion, due to the Company's net operating loss carryforwards for tax purposes, as discussed in Note 11.

See Note 13 for a description of the convertible preferred stock. As a result of the debt conversion, the ownership interest of the previously existing common stockholders of the Company was reduced to approximately 14% of the common stock interests of the Company. The holders of the convertible preferred stock issued to the Investors in the debt conversion (Series A convertible preferred stock) have the right to elect four members of the Company's board of directors, voting as a separate class, which constitutes a majority of the board of directors, which has a total of seven members. In addition, the holders of the convertible preferred stock issued to the Bank and the Senior Note Holder in the debt conversion (Series B, C and D convertible preferred stock) have the right to elect one member of the Company's board of directors, voting as a separate class. The holders of the Company's common stock have the right to elect the remaining two members of the Company's board of directors, voting as a separate class.

In 1999, in connection with a previous restructuring of the senior notes payable, the Company issued warrants to purchase 382,000 shares of its common stock for $4.51 per share to the Senior Note Holder. The Company estimated that the fair value of these warrants was $320,000, based on an option-pricing model. Accordingly, this amount was charged to interest expense and credited to additional paid-in capital during 1999. The warrants were canceled without being exercised, in connection with the conversion of the senior notes payable into convertible preferred stock effective January 31, 2001. Accordingly, the estimated fair value of the warrants, which was $320,000, was debited to additional paid-in capital and credited to retained earnings during 2001.

NOTE  10.  OTHER  LONG-TERM  LIABILITIES
----------------------------------------

Other long-term liabilities consist primarily of deferred rent related to an office lease with monthly payments that increase over the term of the lease, an accrued lease obligation related to a dental office sold by the Company in 1998 (see Note 12), deferred compensation payments to a former employee of a dental HMO company acquired by the Company in 1996, and certain other liabilities.

Annual maturities of other long-term liabilities as of December 31, 2003 are as follows (in thousands):

                    2005                                         $280
                    2006                                          312
                    2007                                          311
                    2008                                          208
                    Thereafter                                    112
                                                               ------

                      Total  other  long-term  liabilities     $1,223
                                                               ======

NOTE  11.  INCOME  TAXES
------------------------

The Company's federal and state income tax expense (benefit) is as follows (in thousands):

                                             YEARS ENDED DECEMBER 31,
                                        ---------------------------------
                                           2003        2002       2001
                                        ----------  ----------  ---------
    Currently payable:   Federal        $      64   $    (120)  $      --
                         State                (17)       (700)         --
    Deferred:            Federal              860          --          --
                         State                (22)         --          --
    Decrease in valuation allowance        (5,725)         --          --
                                        ----------  ----------  ---------

    Total income tax expense (benefit)  $  (4,840)  $    (820)  $      --
                                        ==========  ==========  =========

The Company's taxable income for federal income tax purposes in 2003 was completely offset by net operating loss carryforwards from previous years, but the Company recognized a current federal income tax expense in 2003 due to the alternative minimum tax. The State of California suspended the use of net operating loss carryforwards to offset current taxable income in 2003 for all corporations, and accordingly, the Company recognized a current state income tax expense for 2003, which was more than offset by a decrease in the Company's accrual for estimated income tax liabilities related to certain transactions that occurred in prior years. The Company incurred net losses for federal and state income tax purposes during the years ended December 31, 2002 and 2001, primarily due to temporary differences that reduced the Company's income for tax purposes, and the fact that the Company's gain on the conversion of debt to equity in 2001 (see Note 9) was not taxable. The income tax benefit in 2002 primarily represents a decrease in the Company's accrual for estimated income tax liabilities related to certain transactions that occurred in prior years.

In the fourth quarter of 2003, the Company reduced the valuation allowance on its net deferred tax assets by $5.7 million, based on its determination that this amount of the net deferred tax assets is more likely than not to be realized, primarily due to a significant improvement in the Company's reported operating results and its expected future operating results. Accordingly, the Company recognized deferred federal income tax expense and a deferred state income tax benefit in 2003. The Company's net deferred tax assets were fully reserved during the years ended December 31, 2002 and 2001, as the Company believed at that time that it was more likely than not that the net deferred tax assets would not be realized. Accordingly, the Company's deferred income tax expense in both of these years was completely offset by adjustments to decrease the valuation allowance against its net deferred tax assets.

A reconciliation of the expected federal income tax expense (benefit) based on the statutory rate to the actual income tax expense (benefit) is as follows (in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                   ------------------------------------------------------------
                                          2003                  2002                 2001
                                   ------------------  --------------------  ------------------
                                    AMOUNT      %        AMOUNT       %       AMOUNT       %
                                   --------  --------  ----------  --------  ---------  -------
Expected federal income tax
  expense                          $ 1,011      34.0%  $     206      34.0%  $  4,266     34.0%
State income tax expense, net of
  effect on federal income tax         123       4.1          23       3.7         --       --
Amortization of goodwill                --        --          --        --         35      0.3
Other items                            (49)     (1.6)        132      21.8        855      6.8
Decrease in income tax accrual        (200)     (6.7)       (820)   (135.1)        --       --
Expiration of net operating loss
  carryforwards due to change
  of control                            --        --          --        --      6,774     54.0
Change in valuation allowance       (5,725)   (192.6)       (361)    (59.5)   (11,930)   (95.1)
                                   --------  --------  ----------  --------  ---------  -------
Actual income tax
  expense (benefit)                $(4,840)  (162.8)%  $    (820)  (135.1)%  $     --       --%
                                   ========  ========  ==========  ========  =========  =======

Deferred tax assets and liabilities are related to the following items (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                             2003      2002
                                                           -------  ---------
    Deferred tax assets:
      Net operating loss carryforward                      $2,612   $  3,690
      Depreciation and amortization                           960      1,498
      Accrued expenses                                      1,720        948
      Capital loss carryforward                               600        610
      Other items                                             547        166
                                                           -------  ---------
        Total deferred tax assets                           6,439      6,912

    Deferred tax liabilities:
      State income taxes                                      253        321
      Prepaid expenses                                        184         --
      Other items                                              99        266
                                                           -------  ---------
        Total deferred tax liabilities                        536        587
                                                           -------  ---------

    Net deferred tax assets                                 5,903      6,325
      Valuation allowance                                    (600)    (6,325)
                                                           -------  ---------

        Net deferred tax assets after valuation allowance  $5,303   $     --
                                                           =======  =========

As noted above, the Company reduced the valuation allowance on its net deferred tax assets by $5.7 million in 2003. The Company evaluated all the available positive and negative evidence regarding whether it was more likely than not that the Company would realize the value of its net deferred tax assets in the future. As a result of this evaluation, the Company concluded that it is more likely than not that the Company will realize its net deferred tax assets. In reaching this conclusion, significant weight was given to the significant improvement in the Company's operating results, including its operating results for the two months ended December 31, 2003, during which time the Company's results included the operations of HN Dental and HN Vision. The remaining valuation allowance of $0.6 million as of December 31, 2003, is related to a deferred tax asset that represents an unused capital loss carryforward. The Company retained the valuation allowance on this deferred tax asset because the Company can only use the capital loss carryforward by offsetting it against capital gains, and there are no capital gains expected in the foreseeable future.

Due to the conversion of outstanding debt into convertible preferred stock, as described in Note 9, there was a "change of control" of the Company for purposes of Internal Revenue Code Section 382, effective January 31, 2001. As a result, effective January 31, 2001, the amount of pre-existing net operating loss carryforwards that can be used to offset current taxable income on the Company's federal income tax return is limited to approximately $350,000 per year. As of December 31, 2003, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $6.7 million and $5.2 million, respectively, which are net of the amounts that will expire unused due to the change of control limitation. The federal and state net operating loss carryforwards will begin to expire in 2020 and 2012, respectively.

In 2003, as a result of the decrease in the valuation allowance on the Company's net deferred tax assets, the Company reduced the goodwill related to the acquisition of HN Dental and HN Vision in October 2003 by $1,010,000, and increased the goodwill related to the acquisition of Paramount in August 2002 by $594,000, to recognize the deferred tax assets and liabilities that were acquired in these transactions. See Note 5 for more information on goodwill.

NOTE  12.  COMMITMENTS  AND  CONTINGENCIES
------------------------------------------

LEASE  COMMITMENTS

The Company leases administrative office space and office equipment under a number of operating leases. Rent expense was $2,632,000, $2,960,000, and $3,465,000 in 2003, 2002, and 2001, respectively. The Company has subleased certain of its office space to unrelated third parties, which office space is subject to lease agreements for which the Company remains contingently liable in the event the sublessees fail to make the lease payments. Future minimum rental payments required under non-cancelable operating leases are as follows, net of payments the Company expects to receive pursuant to subleases (in thousands):

                                 TOTAL      EXPECTED       NET
                                 LEASE      SUBLEASE      LEASE
                              OBLIGATION    PAYMENTS   OBLIGATION
                              -----------  ----------  -----------
    2004                      $     2,281  $    (183)  $     2,098
    2005                            2,093         (9)        2,084
    2006                            1,853         --         1,853
    2007                            1,841         --         1,841
    2008                            1,226         --         1,226
    Thereafter                         --         --            --
                              -----------  ----------  -----------

      Total minimum payments  $     9,294  $    (192)  $     9,102
                              ===========  ==========  ===========

LITIGATION

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company believes all pending claims either are covered by liability insurance maintained by the Company or by providers in the Company's network, or will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In December 1999, a stockholder lawsuit against the Company was filed, which alleged that the Company and certain of its officers, who were then in office, violated certain securities laws by issuing alleged false and misleading statements concerning the Company's publicly reported revenues and earnings during a specified class period. During 2002 the Company settled the lawsuit for a payment of $1.25 million to the plaintiffs, without an admission of liability. The settlement was approved by the District Court in September 2002, and the lawsuit has been dismissed with prejudice. The Company's insurer paid $1.0 million of the cost of the settlement, and the Company recorded a $250,000 expense during 2002, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

CONTINGENT  LEASE  OBLIGATIONS

The Company sold all of its general dental practices and orthodontic practices in 1996, 1997 and 1998. The office lease agreements related to all of the practices sold by the Company either have been assigned to the respective purchasers of the practices, or have expired.

In the case of the assigned leases, the Company is secondarily liable for the lease payments in the event the purchasers of those practices fail to make the payments. As of December 31, 2003, the total of the minimum annual payments under these leases was approximately $1.1 million, and the aggregate contingent liability of the Company related to these leases was approximately $2.0 million over the terms of the lease agreements, which expire at various dates through 2009. In the event the parties to which these lease agreements have been assigned defaulted on the leases, the aggregate contingent liability of approximately $2.0 million could be mitigated by the Company by subleasing the related office space to other parties, although there can be no assurance it would be able to do so. The aggregate contingent lease obligation of $2.0 million excludes $350,000 of estimated lease obligations that have been accrued as of December 31, 2003, due to the failure by one of the entities to make the lease payments under a lease that was assigned to that entity by the Company.
This estimated lease obligation is included in the accompanying consolidated balance sheet under the caption "Accrued expenses." The Company has not been notified of any other defaults under these leases that would have a material effect on the Company's consolidated financial position.

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

EMPLOYMENT  AGREEMENT  COMMITMENTS

The Company has an employment agreement with one of its senior officers, which expires on August 30, 2005, and has severance agreements with certain other officers of the Company, which continue for as long as each officer remains employed by the Company. In the event there is a change in control of the Company, each officer with a severance agreement would receive a severance payment under certain circumstances, which is equal to that officer's annual salary then in effect, plus the amount of the bonus, if any, earned by the officer for the previous calendar year. The maximum aggregate commitment under the employment agreement and the severance agreements is approximately $3.2 million as of December 31, 2003. None of the future commitments under the employment agreement or the severance agreements are accrued as of December 31, 2003, as these commitments are all related to services to be performed by the officers subsequent to 2003.

RETENTION  BONUS  PLAN

In January 2003, the Company implemented a Retention Bonus Plan (the "Plan") with respect to certain senior executives of the Company. The purpose of the Plan is to provide an incentive for the senior management of the Company to remain employed during a reasonable transition period in the event of the sale of the Company to a third party. In the event that more than 50% of the Company is sold to an entity that is not otherwise a current stockholder of the Company, each eligible officer would receive a variable retention bonus that is based on the amount of proceeds from the sale transaction, subject to the officer remaining an employee of the Company for a specified period of time. The aggregate amount of retention bonuses paid by the Company under the Plan would be approximately $1.3 million for each $1.00 of proceeds per share of common stock realized by the Company's stockholders in a sale of the Company.

EMPLOYEE  RETIREMENT  PLAN

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code (the "Plan"). Under the Plan, employees are permitted to make contributions to a retirement account through payroll deductions from pre-tax earnings. Employees are fully vested in contributions made from payroll deductions. In addition, the Company may, at its discretion, make additional contributions to the Plan. The Company made $118,000, $87,000 and $51,000 of matching contributions to the Plan for the years ended December 31, 2003, 2002 and 2001, respectively, in the form of 73,000 shares, 66,000 shares and 33,000 shares of its common stock, respectively. Of the total of 73,000 shares of common stock related to 2003, 55,000 shares were contributed in 2003, and an additional 18,000 shares were contributed in 2004, the value of which is included in accrued expenses as of December 31, 2003. Employees become vested in the matching contributions at the rate of 20% per year during the first five years of employment with the Company, with employees receiving credit for past years of service. There are no restrictions on the ability of employees to liquidate the Company's common stock that is credited to their account, except for vesting requirements.

PROFESSIONAL  LIABILITY  INSURANCE

The Company maintains professional liability insurance that covers losses on a claims-made basis. The Company's professional liability insurance policy provides $5 million of coverage and has an aggregate deductible of $250,000.

GOVERNMENT  REGULATION

The dental benefits industry is subject to extensive state and local laws, rules and regulations. Several of the Company's operating subsidiaries are subject to various requirements imposed by state laws and regulations related to the operation of a dental or vision HMO plan or an insurance company, including the maintenance of a minimum amount of net worth and compliance with numerous other financial requirements. In addition, regulations applicable to dental or vision benefit plans could be changed in the future. There can be no assurance that the Company will be able to meet all applicable regulatory requirements in the future.

During the years ended December 31, 2003, 2002 and 2001, certain of the Company's subsidiaries were not in compliance with regulatory requirements that limit the amount of the subsidiary's administrative expenses as a percentage of its premium revenue. The Company has discussed this noncompliance with the applicable regulatory agencies, and those agencies have taken no action with respect to this noncompliance. The Company believes these instances of noncompliance with regulatory requirements will have no significant effect on its consolidated financial statements.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 ("HIPAA")

HIPAA imposes various responsibilities on the Company, including but not limited to, the issuance of privacy notices to members of the Company's benefit plans, the security and privacy of individually identifiable health information, the use of unique identifiers for all of the contractual relationships the Company has with members, providers and group and individual contract holders, the adoption of standardized electronic transaction code sets, and prevention of unauthorized use or disclosure of personal data maintained by the Company. The Company has developed policies and procedures to comply with these requirements and has provided privacy notices as required by HIPAA and the Gramm-Leach-Bliley Act.

CONCENTRATIONS  OF  CREDIT  RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of bank deposits, investments and accounts receivable. As of December 31, 2003, the Company had bank deposits that were approximately $7.0 million in excess of the amounts insured by the Federal Deposit Insurance Corporation. The Company's investments consist entirely of high-quality marketable securities.

NOTE  13.  CAPITAL  STOCK
-------------------------

CONVERTIBLE  PREFERRED  STOCK

The convertible preferred stock does not accrue dividends of any kind, but participates in any dividends paid on the Company's common stock on an as-converted basis. Each share of convertible preferred stock is convertible into one share of common stock at the option of the holder. The convertible preferred stock entitles the holder to one vote for each share of common stock into which the preferred stock is convertible, with respect to all matters voted on by the common stockholders of the Company, except for the election of directors. The holders of the convertible preferred stock have the right to elect a total of five members of the board of directors, and the holders of the common stock have the right to elect the remaining two directors. In the aggregate, the convertible preferred stock has a $30 million liquidation preference over the Company's common stock.

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

TREASURY  STOCK  AND  STOCK  REPURCHASES

As of December 31, 2003 and 2002, the Company had 3,216,978 shares of treasury stock, which were acquired by the Company for an aggregate of $17.8 million. In December 2000, the board of directors of the Company authorized management to repurchase up to 500,000 shares of the Company's outstanding common stock, of which 10,000 shares had been repurchased as of December 31, 2003.

PENDING  REVERSE  STOCK  SPLIT

In November 2003 the Company's board of directors approved a reverse stock split and certain related transactions, pursuant to which: (i) each 1,500 shares of the Company's outstanding common stock would be converted into one share of new common stock; (ii) the Company would pay cash for fractional shares that result from the reverse stock split at the rate of $2.25 per share of existing common stock; (iii) the Company would acquire all the shares of its common stock that are held by the Company's 401(k) retirement plan (approximately 172,000 shares) for a price of $2.25 per share of existing common stock; (iv) each outstanding option to purchase 1,500 shares of common stock would be converted into an option to purchase one share of new common stock, at an exercise price per share that is equal to 1,500 times the existing exercise price per share; and (v) the Company would pay cash equal to the excess, if any, of $2.25 per existing share over the existing exercise price per share, for the fractional options that result from the reverse split.

The purpose of the reverse stock split is to reduce the number of the Company's stockholders below 300, after which the Company intends to de-register its common stock with the United States Securities and Exchange Commission and cease being a publicly traded company. The Company estimates the aggregate cost of the reverse stock split and related transactions to be approximately $1.2 million, including the cost of acquiring shares of stock and fractional stock options and transaction expenses. The reverse stock split and related transactions are currently pending stockholder approval.

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

STOCK  OPTION  PLAN

The Company has a stock option plan (the "Plan") that authorizes the granting of both incentive and non-qualified stock options to purchase an aggregate of 4,000,000 shares of common stock. Either incentive or non-qualified stock options may be granted to executive officers and other employees of the Company. Only non-qualified stock options may be granted to non-employee directors of the Company. Under the Plan, the exercise price of any stock option granted must be at least equal to the market value of the Company's common stock on the date the option is granted. The Compensation and Stock Option Committee of the board of directors of the Company administers the Plan.

The following is a summary of stock options outstanding as of December 31, 2003:

                         TOTAL STOCK OPTIONS OUTSTANDING          STOCK OPTIONS EXERCISABLE
                  --------------------------------------------  -----------------------------
   RANGE OF                        WEIGHTED        WEIGHTED                       WEIGHTED
   EXERCISE          NUMBER        AVERAGE          AVERAGE         NUMBER         AVERAGE
    PRICES         OF SHARES   REMAINING LIFE  EXERCISE PRICE    OF SHARES    EXERCISE PRICE
----------------  -----------  --------------  ---------------  ------------  ---------------
  $ 1.00 - 1.46     2,642,334       6.9 years  $          1.09     2,130,228  $          1.06
    1.50 - 2.00       290,000       8.7 years             1.58        80,004             1.50
    9.00 - 15.75        8,000       3.5 years            10.64         8,000            10.64
                  -----------                                   ------------

    Total           2,940,334       7.1 years  $          1.17     2,218,232  $          1.11
                  ===========                                   ============

The following is a summary of activity in stock options:

                                                                  YEARS ENDED DECEMBER 31,
                                                            -------------------------------------
                                                               2003         2002         2001
                                                            -----------  -----------  -----------
    Outstanding at beginning of year                         2,725,834    2,614,500    2,216,300
    Stock options granted                                      220,000      404,500      805,000
    Stock options exercised                                         --      (48,332)     (43,332)
    Stock options canceled                                      (5,500)    (244,834)    (363,468)
                                                            -----------  -----------  -----------

    Outstanding at end of year                               2,940,334    2,725,834    2,614,500
                                                            ===========  ===========  ===========

    Exercisable at end of year                               2,218,232    1,319,142      616,107

    Available to issue                                       1,059,666      874,166      385,500

    Weighted average exercise price of options granted      $     1.59   $     1.24   $     1.26
    Weighted average exercise price of options exercised            --         1.00         1.00
    Weighted average exercise price of options canceled          10.91         1.16         3.81
    Weighted average exercise price of options outstanding        1.17         1.15         1.14
    Weighted average exercise price of options exercisable        1.11         1.15         1.23

NOTE  14.  INVESTMENT  AND  OTHER  INCOME
-----------------------------------------

Investment and other income consists of the following (in thousands):

                                                     YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                   2003       2002       2001
                                                 ---------  ---------  ---------
    Investment income, including realized gains  $     226  $     318  $   1,046
    Other income, net                                  264        289         14
                                                 ---------  ---------  ---------

      Total investment and other income          $     490  $     607  $   1,060
                                                 =========  =========  =========

NOTE 15.  UNAUDITED SELECTED  QUARTERLY  INFORMATION
----------------------------------------------------

QUARTERLY  RESULTS  OF  OPERATIONS

Unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 are shown below (in thousands, except per share data). This information was derived from the Company's unaudited interim financial statements, which were prepared on the same basis as the accompanying consolidated financial statements for the years ended December 31, 2003 and 2002, and include all necessary adjustments, which consist only of normal recurring adjustments. The unaudited quarterly results should be read in conjunction with the accompanying audited consolidated financial statements.

                                                        YEAR ENDED DECEMBER 31, 2003
                                                 -------------------------------------------
                                                   FIRST     SECOND      THIRD      FOURTH
                                                  QUARTER    QUARTER    QUARTER    QUARTER
                                                 ---------  ---------  ---------  ----------
    Premium revenue, net                         $ 21,912   $ 23,129   $ 23,009   $  36,841
    Health care services expense                   15,093     15,947     16,118      26,036
    Selling, general and administrative expense     6,354      6,565      6,243       9,522
                                                 ---------  ---------  ---------  ----------

    Operating income                                  465        617        648       1,283

    Investment and other income                        79         79         73         259
    Interest expense                                 (100)       (86)       (76)       (268)
                                                 ---------  ---------  ---------  ----------

    Income before income taxes                        444        610        645       1,274
    Income tax expense                                 --         60         81      (4,981)
                                                 ---------  ---------  ---------  ----------

      Net income                                 $    444   $    550   $    564   $   6,255
                                                 =========  =========  =========  ==========

    Basic net income per share                   $   0.01   $   0.02   $   0.02   $    0.18
    Weighted average basic shares outstanding      35,693     35,711     35,729      35,741

    Diluted net income per share                 $   0.01   $   0.02   $   0.02   $    0.14
    Weighted average diluted shares outstanding    35,989     36,366     36,421      46,228

FOURTH  QUARTER  ADJUSTMENTS  IN  2003

During the fourth quarter of 2003, the Company recorded a $5.0 million income tax benefit, which primarily represents a decrease in the valuation allowance for the Company's net deferred tax assets and a decrease in the Company's accrual for estimated income tax liabilities related to certain transactions that occurred in prior years, as discussed in Note 11.

                                                          YEAR ENDED DECEMBER 31, 2002
                                                  --------------------------------------------
                                                    FIRST     SECOND      THIRD       FOURTH
                                                   QUARTER    QUARTER    QUARTER     QUARTER
                                                  ---------  ---------  ----------  ----------
    Premium revenue, net                          $ 20,688   $ 20,174   $  20,682   $  21,499
    Health care services expense                    14,550     14,676      14,546      14,165
    Selling, general and administrative expense      5,839      5,777       6,040       6,884
    Loss on impairment of assets                        --         --          --         334
                                                  ---------  ---------  ----------  ----------

    Operating income (loss)                            299       (279)         96         116

    Investment and other income                        116        103          92         296
    Interest expense                                    (7)       (24)        (84)       (117)
                                                  ---------  ---------  ----------  ----------

    Income (loss) before income taxes                  408       (200)        104         295
    Income tax expense                                  --         --          --        (820)
                                                  ---------  ---------  ----------  ----------

      Net income (loss)                           $    408   $   (200)  $     104   $   1,115
                                                  =========  =========  ==========  ==========

    Basic net income (loss) per share             $   0.01   $  (0.01)  $    0.00   $    0.03
    Weighted average basic shares outstanding       34,812     34,857      35,161      35,677

    Diluted net income (loss) per share           $   0.01   $  (0.01)  $    0.00   $    0.03
    Weighted average diluted shares outstanding     35,568     34,857      35,526      36,010

FOURTH  QUARTER  ADJUSTMENTS  IN  2002

During the fourth quarter of 2002, the Company recorded an $820,000 income tax benefit, which primarily represents a decrease in the Company's accrual for estimated income tax liabilities related to certain transactions that occurred in prior years, as discussed in Note 11. During the fourth quarter of 2002, the Company also increased the bad debt reserve on its notes receivable by $334,000 to reduce the carrying value of those notes to their estimated realizable values.

                        SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                                            SCHEDULE II
                                 VALUATION AND QUALIFYING ACCOUNTS
                           YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                          (IN THOUSANDS)


                                  BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE AT
                                   BEGINNING    COSTS AND      OTHER                       END
                                    OF YEAR     EXPENSES     ACCOUNTS     WRITE-OFFS     OF YEAR
                                  -----------  -----------  -----------  ------------  -----------
YEAR ENDED DECEMBER 31, 2001:

Allowance for doubtful accounts:
  Accounts receivable             $       868  $       245  $        --  $      (605)  $       508
  Long-term notes receivable      $     2,806  $        --  $        --  $    (2,339)  $       467

YEAR ENDED DECEMBER 31, 2002:

Allowance for doubtful accounts:
  Accounts receivable             $       508  $       220  $        --  $      (403)  $       325
  Long-term notes receivable      $       467  $       334  $        --  $        --   $       801

YEAR ENDED DECEMBER 31, 2003:

Allowance for doubtful accounts:
  Accounts receivable             $       325  $       476  $        --  $      (257)  $       544
  Long-term notes receivable      $       801  $        --  $        --  $       (21)  $       780