Form 10-Q
period 2004-03-31
SAFEGUARD HEALTH ENTERPRISES INC
filed 2004-05-14
CIK 727303

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

As of May 1, 2004, the number of shares of registrant's common stock, par value $0.01 per share, outstanding was 5,770,590 shares (not including 3,216,978 shares of common stock held in treasury), and the number of shares of registrant's convertible preferred stock, par value $0.01 per share, outstanding was 30,000,000 shares.

                                   SAFEGUARD HEALTH ENTERPRISES, INC.
                         INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004



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

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                              SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (IN THOUSANDS)
                                                  (UNAUDITED)


                                                                                    MARCH 31,    DECEMBER 31,
                                                                                      2004           2003
                                                                                   -----------  --------------
ASSETS
Current assets:
  Cash and cash equivalents                                                        $    4,799   $       3,201
  Investments available-for-sale, at fair value                                        24,467          24,998
  Accounts receivable, net of allowances                                                4,949           5,486
  Deferred tax assets, net of valuation allowance                                       1,538           1,871
  Other current assets                                                                  1,284           1,548
                                                                                   -----------  --------------
    Total current assets                                                               37,037          37,104

Property and equipment, net of accumulated depreciation and amortization                4,869           4,823
Restricted investments available-for-sale, at fair value                                2,940           2,932
Goodwill                                                                               12,347          12,365
Intangible assets, net of accumulated amortization                                      9,817           9,862
Deferred tax assets, net of valuation allowance                                         2,778           3,432
Other assets                                                                              739             720
                                                                                   -----------  --------------
    Total assets                                                                   $   70,527   $      71,238
                                                                                   ===========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $    2,114   $       1,716
  Accrued expenses                                                                      7,014           7,919
  Current portion of long-term convertible debt and capital lease obligations             253             313
  Claims payable and claims incurred but not reported                                   9,763          10,109
  Deferred premium revenue                                                              2,675           3,531
                                                                                   -----------  --------------
    Total current liabilities                                                          21,819          23,588

Long-term convertible debt and capital lease obligations, net of current portion       22,502          22,537
Other long-term liabilities                                                             1,167           1,223
Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock and additional paid-in capital                           41,250          41,250
  Common stock and additional paid-in capital                                          22,798          22,766
  Retained earnings (accumulated deficit)                                             (21,248)        (22,357)
  Accumulated other comprehensive income                                                   65              57
  Treasury stock, at cost                                                             (17,826)        (17,826)
                                                                                   -----------  --------------
    Total stockholders' equity                                                         25,039          23,890
                                                                                   -----------  --------------

    Total liabilities and stockholders' equity                                     $   70,527   $      71,238
                                                                                   ===========  ==============

                    See accompanying Notes to Condensed Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                2004      2003
                                                              --------  --------
Premium revenue, net                                          $43,496   $21,912

Health care services expense                                   31,195    15,093
Selling, general and administrative expense                    10,383     6,354
                                                              --------  --------

Operating income                                                1,918       465

Investment and other income                                       122        79
Interest expense                                                 (356)     (100)
                                                              --------  --------

Income before income taxes                                      1,684       444
Income tax expense                                                575        --
                                                              --------  --------

    Net income                                                $ 1,109   $   444
                                                              ========  ========

Basic net income per share                                    $  0.03   $  0.01
Weighted average basic shares outstanding                      35,758    35,693

Diluted net income per share                                  $  0.03   $  0.01
Weighted average diluted shares outstanding                    49,768    35,989

     See accompanying Notes to Condensed Consolidated Financial Statements.


                         SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                            (IN THOUSANDS)
                                             (UNAUDITED)



                                                                                    2004       2003
                                                                                  ---------  --------
Cash flows from operating activities:
  Net income                                                                      $  1,109   $   444
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                    1,073       420
    Deferred income tax expense                                                        547        --
    Bad debt expense                                                                    75        39
    Contribution to retirement plan in the form of common stock, at fair value          42        24
  Changes in operating assets and liabilities, excluding effects of acquisition:
    Accounts receivable                                                                462       396
    Other current assets                                                               264       264
    Other assets                                                                       (26)       10
    Accounts payable                                                                  (229)     (124)
    Accrued expenses                                                                  (915)     (244)
    Claims payable and claims incurred but not reported                               (346)      134
    Deferred premium revenue                                                          (856)       82
                                                                                  ---------  --------
      Net cash provided by operating activities                                      1,200     1,445

Cash flows from investing activities:
  Purchase of investments available-for-sale                                       (28,027)     (777)
  Proceeds from sale/maturity of investments available-for-sale                     28,558       760
  Cash acquired in acquisition of business                                              --       287
  Purchases of property and equipment                                                 (563)     (131)
  Payments received on notes receivable                                                  7        10
  Additions to intangible assets                                                       (38)       --
                                                                                  ---------  --------
      Net cash (used in) provided by investing activities                              (63)      149

Cash flows from financing activities:
  Increase in bank overdrafts                                                          627        96
  Payments on convertible debt and capital lease obligations                          (110)     (623)
  Decrease in other long-term liabilities                                              (56)      (42)
                                                                                  ---------  --------
      Net cash provided by (used in) financing activities                              461      (569)
                                                                                  ---------  --------
Net increase in cash and cash equivalents                                            1,598     1,025
Cash and cash equivalents at beginning of period                                     3,201     3,036
                                                                                  ---------  --------
Cash and cash equivalents at end of period                                        $  4,799   $ 4,061
                                                                                  =========  ========

Supplementary information:
  Cash paid during the period for interest                                        $    265   $   102

Supplementary disclosure of non-cash activities:
  Liabilities assumed in acquisition of business:
    Fair value of identifiable assets acquired, excluding cash                    $     --   $   660
    Goodwill related to transaction                                                     --       699
    Add - Cash received in transaction                                                  --       287
    Less - Liability for purchase price, which was paid in April 2003                   --    (1,100)
    Less - Liability for contingent purchase price                                      --      (176)
                                                                                  ---------  --------
      Liabilities assumed in acquisition of business                              $     --   $   370
                                                                                  =========  ========

                See accompanying Notes to Condensed Consolidated Financial Statements.

               SAFEGUARD HEALTH ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE  1.  GENERAL
-----------------

The accompanying unaudited condensed consolidated financial statements of SafeGuard Health Enterprises, Inc. and subsidiaries (the "Company") as of March 31, 2004, and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America with respect to interim periods. The accompanying financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods. In accordance with the regulations of the Securities and Exchange Commission, these financial statements omit certain footnote disclosures and other information that would be necessary to present the Company's financial position and results of operations in accordance with accounting principles generally accepted in the United States of America with respect to annual periods. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which includes the Company's Consolidated Financial Statements and Notes thereto for that period.

NOTE  2.  SIGNIFICANT  ACCOUNTING  POLICIES  ANDRECENTLY  ADOPTED  ACCOUNTING
-----------------------------------------------------------------------------
PRINCIPLES
----------

GOODWILL

The Company's accounting for goodwill is in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Goodwill as of March 31, 2004 is related to the following acquisitions (in thousands):

   Health Net Dental, Inc. ("HN Dental") and
     Health Net Vision, Inc. ("HN Vision") - October 2003                  $ 3,163
   Paramount Dental Plan, Inc. ("Paramount") - August 2002                   5,264
   First American Dental Benefits, Inc. ("First American") - October 1996    3,920
                                                                           -------
       Total                                                               $12,347
                                                                           =======

See Note 3 for more information on the HN Dental and HN Vision acquisitions. In the case of each acquisition, goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired, and in the case of the First American acquisition, the balance is net of previously accumulated amortization and an adjustment in 1999 to reduce the carrying value of the goodwill to its estimated realizable value.

Changes  in  the  carrying  amount  of  goodwill were as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -----------------------
                                                              2004         2003
                                                           -----------  ----------
   Balance at beginning of period                          $   12,365   $    8,590
   Goodwill acquired                                               --          699
   Adjustment to goodwill, related to purchase accounting         (18)          --
                                                           -----------  ----------
     Balance at end of period                              $   12,347   $    9,289
                                                           ===========  ==========

SFAS No. 142 requires that all goodwill be evaluated for possible impairment on an annual basis and any time an event that may have affected the value of the goodwill occurs. SFAS No. 142 also established the appropriate method of testing for possible impairment. The Company has established October 1 as the date on which it conducts its annual evaluation of goodwill for possible impairment. In accordance with SFAS No. 142, the Company tested its goodwill for possible impairment as of October 1, 2003, by estimating the fair value of each of its reporting units that include goodwill, and comparing the fair value of each reporting unit to the book value of the net assets of each reporting unit. For purposes of this test, the Company has three reporting units, which are its operations in California, Florida and Texas. The Company had goodwill in two of the three reporting units as of October 1, 2003.

The fair value of each reporting unit was determined primarily by estimating the discounted future cash flows of the reporting unit, and estimating the amount for which the reporting unit could be sold to a third party, based on a market multiple of earnings. The Company had no impairment of its goodwill as of October 1, 2003, based on the method of testing for possible impairment established by SFAS No. 142. The estimates to which the results of the Company's test are the most sensitive are the amount of shared administrative expenses charged to each reporting unit, and the market multiple of earnings used to estimate the fair value of each reporting unit. The Company believes the estimates used in its test are reasonable and appropriate, but a significant change in either of these estimates could result in the indication of an impairment of goodwill. The Company is not aware of any events that have occurred since October 1, 2003, that may have resulted in impairment of the value of its goodwill.

INTANGIBLE  ASSETS

Intangible assets as of March 31, 2004 consist of customer relationships, provider networks and other intangible assets with an aggregate net book value of $9.8 million, all of which were acquired in connection with the acquisition of HN Dental and HN Vision in October 2003, the acquisition of Paramount in August 2002, and the acquisition of Ameritas Managed Dental Plan, Inc. ("Ameritas") in March 2003. See Note 3 for more information on the HN Dental, HN Vision and Ameritas acquisitions. The amount of the purchase price that was allocated to each of the intangible assets was equal to the Company's estimate of the fair value of each asset. Each intangible asset is being amortized over its estimated useful life on a straight-line basis.

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

STOCK-BASED  COMPENSATION

The Company's accounting for stock options is in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." All stock options granted by the Company have an exercise price equal to the market value of the Company's common stock on the date of grant, and accordingly, there is no employee compensation expense related to stock options reflected in the accompanying condensed consolidated statements of income. Stock options granted generally become exercisable in equal annual installments over a three-year period after the date of grant.

The following table shows the pro forma effect of using the fair value method of accounting for stock options, as described by SFAS No. 123, "Accounting for Stock-Based Compensation," on the Company's net income and net income per share (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                    ------------------------
                                                       2004         2003
                                                    -----------  -----------
   Net income, as reported                          $    1,109   $      444
   Less -  Employee compensation expense based on
     the fair value method of accounting for stock
     options, net of applicable income tax effect          (49)        (161)
                                                    -----------  -----------
   Pro forma net income                             $    1,060   $      283
                                                    ===========  ===========

   Basic net income per share, as reported          $     0.03   $     0.01
   Pro forma basic net income per share                   0.03         0.01

   Diluted net income per share, as reported        $     0.03   $     0.01
   Pro forma diluted net income per share                 0.03         0.01



SFAS No. 123 requires an entity to estimate the fair value of stock-based compensation by using an option-pricing model that takes into account certain facts and assumptions. The facts and assumptions that must be taken into account are the exercise price, the expected life of the option, the current stock price, the expected volatility of the stock price, the expected dividends on the stock, and the risk-free interest rate. The option-pricing models commonly used were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the stock options granted by the Company. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. The assumptions used to determine the fair value of stock options granted in 2003 were: an average expected life of four years; expected volatility of 75%; no expected dividends; and a risk-free annual interest rate of 2.2%. There were no stock options granted in 2004. The assumptions regarding the expected life of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts.

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

Diluted net income per share is based on the weighted average common shares outstanding, including the effect of all potentially dilutive securities. During the three months ended March 31, 2004 and 2003, the potentially dilutive securities outstanding consisted of stock options and convertible notes. Diluted net income per share includes the effect of all outstanding stock options with an exercise price below the average market price of the Company's common stock during each applicable period. The calculation of diluted net income per share for 2004 includes the effect of all outstanding convertible notes. All outstanding convertible notes would have had an anti-dilutive effect on net income per share in 2003, and accordingly, they are excluded from the calculation of diluted net income per share for this period. See Note 4 for information on convertible notes that were outstanding during the three months ended March 31, 2004 and 2003.

The differences between weighted average basic shares outstanding and weighted average diluted shares outstanding are as follows (in thousands):

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               --------------------
                                                                 2004       2003
                                                               ---------  ---------
   Weighted average basic shares outstanding                      35,758     35,693
   Effect of convertible notes                                    12,790         --
   Effect of dilutive stock options                                1,220        296
                                                               ---------  ---------
     Weighted average diluted shares outstanding                  49,768     35,989
                                                               =========  =========

For purposes of computing the net income per diluted share of common stock, the Company's net income was adjusted as follows (in thousands):

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             ----------------------
                                                                2004        2003
                                                             ----------  ----------
   Net income, as reported                                   $    1,109  $      444
   Interest expense on convertible notes, net of tax effect         208          --
                                                             ----------  ----------
     Adjusted net income                                     $    1,317  $      444
                                                             ==========  ==========

RECENTLY  ADOPTED  ACCOUNTING  PRINCIPLES

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." In November 2003, the FASB issued FASB Staff Position No. 150-3 ("FSP 150-3"), which deferred indefinitely the effective dates for applying certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments. The adoption of SFAS No. 150 had no significant effect on the Company's consolidated financial statements.

NOTE  3.  ACQUISITIONS
----------------------

HEALTH  NET  DENTAL,  INC.  AND  HEALTH  NET  VISION,  INC.

Effective October 31, 2003, the Company acquired all of the outstanding capital stock of HN Dental, which was a California dental HMO, and certain PPO/indemnity dental business underwritten by Health Net Life Insurance Company ("HN Life"), which was formerly an affiliate of HN Dental, for $10.7 million in cash, and an agreement to provide private label dental HMO and PPO/indemnity products to be sold in the marketplace by subsidiaries of Health Net, Inc., the former parent company of HN Dental, for a period of at least five years following the transaction, subject to certain conditions. Effective October 31, 2003, the Company also acquired all of the outstanding capital stock of HN Vision, which was a California vision HMO and a former affiliate of HN Dental, and certain PPO/indemnity vision business underwritten by HN Life, for $4.5 million in cash. The combined revenue of the acquired businesses was approximately $61 million during the ten months ended October 31, 2003. The operations of HN Dental, HN Vision, and the related dental and vision PPO/indemnity business are included in the Company's consolidated financial statements beginning on November 1, 2003.

The dental and vision PPO/indemnity business referred to above was transferred to the Company through two Assumption and Indemnity Reinsurance Agreements with HN Life (the "Agreements"). In connection with the Agreements, the Company assumed an estimated amount of claims payable and claims incurred but not reported, and certain other assets and liabilities, in exchange for a cash payment from HN Life. Also in connection with the Agreements, the Company and HN Life agreed to adjust the cash payment subsequently, based on subsequent payment of claims, subsequent collection of receivables, and other information that becomes available to the parties during the six months after the effective date.

The business purpose of these acquisitions was to increase the Company's market penetration in California, which is one of the Company's primary geographic markets, and to gain vision benefit products that are internally administered by the Company. As a result of the acquisitions, the number of individuals in California for which the Company provides dental benefits increased from approximately 350,000 members to approximately 800,000 members, and the number of individuals in California for which the Company provides vision benefits increased from approximately 20,000 members to approximately 170,000 members.

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

The aggregate cost of the acquisitions was allocated among the assets acquired as follows (in thousands):

   Cost of acquisitions:
     Cash purchase price, including estimated post-closing adjustments  $15,158
     Transaction expenses incurred by the Company                            68
                                                                        -------
      Total cost                                                        $15,226
                                                                        =======

   Fair value of net assets acquired (liabilities assumed):
     Cash and cash equivalents                                          $ 5,672
     Investments, including restricted investments                        3,147
     Accounts receivable                                                  2,864
     Property and equipment                                                 795
     Goodwill                                                             4,191
     Intangible assets                                                    7,768
     Other assets                                                         1,110
     Accounts payable                                                      (537)
     Accrued expenses                                                    (3,121)
     Claims payable and claims incurred but not reported                 (4,755)
     Deferred premium revenue                                            (1,908)
                                                                        -------
      Net assets acquired                                               $15,226
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

AMERITAS  MANAGED  DENTAL  PLAN,  INC.

Effective March 31, 2003, the Company acquired all of the outstanding capital stock of Ameritas for $1.0 million in cash, plus contingent monthly payments during the five years following the acquisition date. Each contingent monthly payment is equal to 10% of the actual premium revenue during the month from customers of Ameritas that existed as of March 31, 2003. As of March 31, 2004, the Company has accrued a total of $341,000 of contingent purchase price, which has been added to the cost of the acquisition for accounting purposes. This amount represents contingent monthly payments related to the period from the acquisition date through March 31, 2004, plus the estimated contingent monthly payments related to the remaining portion of annual customer contracts that are in force as of April 1, 2004. The Company intends to accrue additional portions of the contingent purchase price in the future, if and when the payment of such amounts becomes probable, based on the renewal of existing customer contracts. Based on the amount of premium revenue during the period from April 1, 2003 to March 31, 2004, from customers of Ameritas that existed as of March 31, 2003, the maximum aggregate amount of the contingent monthly payments would be approximately $1.2 million, if the Company retained all of the existing customers of Ameritas for five years after the acquisition date at the premium rates in effect during the twelve months ended March 31, 2004. The operations of Ameritas are included in the Company's consolidated financial statements beginning on April 1, 2003.

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

The cost of the acquisition was allocated among the assets acquired as follows (in thousands):

  Cost of acquisition:
    Cash purchase price, net of post-closing adjustments    $1,034
    Contingent purchase price accrued as of March 31, 2004     341
                                                            ------
     Total cost                                             $1,375
                                                            ======

  Fair value of net assets acquired (liabilities assumed):
    Cash and cash equivalents                               $  276
    Investments                                                465
    Intangible assets                                        1,308
    Other assets                                               150
    Deferred income tax liability                             (458)
    Deferred premium revenue                                  (258)
    Other current liabilities                                 (108)
                                                            ------
     Total cost of acquisition                              $1,375
                                                            ======

The  intangible  assets  acquired  consist  of  the  following  (in  thousands):

                                                                      WEIGHTED
                                                                      AVERAGE
                                                          AMOUNT    AMORTIZATION
                                                        ALLOCATED      PERIOD
                                                        ----------  ------------
  Customer relationships                                $    1,079     9.5 years
  Other intangible assets                                      229    10.8 years
                                                        ----------
    Total                                               $    1,308     9.8 years
                                                        ==========

The Company estimates that approximately $0.1 million of the intangible assets related to the acquisition of Ameritas will be amortized over 15 years on a straight-line basis for income tax purposes.

PRO  FORMA  RESULTS  OF  OPERATIONS

Following is certain pro forma statement of income information, which reflects adjustments to the Company's historical financial statements for the three months ended March 31, 2003, as if the acquisition of HN Dental and HN Vision had been completed as of the beginning of that period (in thousands):

  Premium revenue, net                                              $35,434
  Operating income                                                      247
  Net income                                                            120

  Basic net income per share                                        $  0.00
  Diluted net income per share                                         0.00

The above pro forma statement of income information is not intended to indicate the results that would have occurred if the acquisition had actually been completed on the date indicated, or the results that may occur in any future period. The above pro forma information does not reflect any adjustments related to the acquisition of Ameritas, because any such pro forma adjustments would not be significant.

NOTE  4.  LONG-TERM  DEBT  AND  CAPITAL  LEASE  OBLIGATIONS
-----------------------------------------------------------

Long-term debt and capital lease obligations consisted of the following (in thousands):

                                                          MARCH 31,    DECEMBER 31,
                                                            2004           2003
                                                         ----------   -------------
  Unsecured convertible promissory notes - October 2003  $   19,000   $      19,000
  Secured convertible promissory note - September 2002        1,602           1,602
  Unsecured convertible promissory note - August 2002         1,538           1,538
  Capital lease obligations                                     615             710
                                                         ----------   -------------
    Total debt                                               22,755          22,850
  Less - short-term portion                                    (253)           (313)
                                                         ----------   -------------
    Long-term debt and capital lease obligations         $   22,502   $      22,537
                                                         ==========   =============

See Note 3 for a description of $19.0 million of unsecured convertible promissory notes that were issued in October 2003, in connection with the acquisitions of HN Dental and HN Vision. None of the outstanding convertible notes include any financial covenants or similar restrictions.

In September 2002, the Company issued a secured convertible promissory note for $2,625,000. The secured convertible note bears interest at 7.0% annually, and was originally payable in 36 equal monthly installments of principal and interest, beginning in October 2002. The terms of the note were amended in the fourth quarter of 2003, and the outstanding balance is now payable in monthly installments of interest only until a date to be specified by the holder of the convertible note at least 90 days in advance of such date, which must be no later than January 1, 2007. Effective on the date specified by the holder, the convertible note will be payable in 21 equal monthly installments of principal and interest. The outstanding balance under the secured convertible note is convertible into common stock of the Company at a conversion price of $1.625 per share. The convertible note is secured by the stock of the Company's dental HMO subsidiary in Florida.

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

NOTE  5.  INCOME  TAXES
-----------------------

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

In the fourth quarter of 2003, the Company reduced the valuation allowance on its net deferred tax assets by $5.7 million, based on its determination that this amount of the net deferred tax assets is more likely than not to be realized, primarily due to a significant improvement in the Company's reported operating results and its expected future operating results. Accordingly, the Company recognized deferred income tax expenses and benefits in 2004.

The Company incurred a net loss for income tax purposes during the three months ended March 31, 2003, primarily due to temporary differences that reduced the Company's income for tax purposes. Accordingly, the Company recognized no current income tax expense for this period. The Company's net deferred tax assets were fully reserved during the period from the third quarter of 1999 through the third quarter of 2003, as the Company believed at the time that it was more likely than not that the net deferred tax assets would not be realized. Accordingly, the Company's deferred income tax expense in 2003 was completely offset by adjustments to the valuation allowance against its net deferred tax assets.

Due to the conversion of outstanding debt into convertible preferred stock in January 2001, there was a "change of control" of the Company for purposes of Internal Revenue Code Section 382, effective January 31, 2001. As a result, effective January 31, 2001, the amount of pre-existing net operating loss carryforwards that can be used to offset current taxable income on the Company's federal income tax return is limited to approximately $350,000 per year. As of December 31, 2003, the Company had net operating loss carryforwards for federal and California state tax purposes of approximately $6.7 million and $5.2 million, respectively, which are net of the amounts that will expire unused due to the change of control limitation. The federal and California state net operating loss carryforwards will begin to expire in 2020 and 2012, respectively.

NOTE  6.  TOTAL  COMPREHENSIVE  INCOME
--------------------------------------

Total comprehensive income includes the change in stockholders' equity during the period from transactions and other events and circumstances from non-stockholder sources. Total comprehensive income of the Company for the three months ended March 31, 2004 and 2003, includes net income and other comprehensive income or loss, which consists of unrealized gains and losses on marketable securities, net of realized gains and losses that occurred during the period. Other comprehensive income (loss) was $8,000 and $(10,000) for the three months ended March 31, 2004 and 2003, respectively. Total comprehensive income was $1,117,000 and $434,000 for the three months ended March 31, 2004 and 2003, respectively.

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

In the case of the assigned leases, the Company is secondarily liable for the lease payments in the event the purchasers of those practices fail to make the payments. As of March 31, 2004, the total of the minimum annual payments under these leases was approximately $0.9 million, and the aggregate contingent liability of the Company related to these leases was approximately $1.6 million over the terms of the lease agreements, which expire at various dates through 2009. In the event the parties to which these lease agreements have been assigned defaulted on the leases, the aggregate contingent liability of approximately $1.6 million could be mitigated by the Company by subleasing the related office space to other parties, although there can be no assurance it would be able to do so. The aggregate contingent lease obligation of $1.6 million excludes $337,000 of estimated lease obligations that have been accrued as of December 31, 2003, due to the failure by one of the entities to make the lease payments under a lease that was assigned to that entity by the Company.
This estimated lease obligation is included in the accompanying condensed consolidated balance sheet under the caption "Accrued expenses." The Company has not been notified of any other defaults under these leases that would have a material effect on the Company's consolidated financial position.

GUARANTEES  AND  INDEMNITIES

As discussed above, the Company has contingent lease obligations under which it is secondarily liable for the lease payments under dental office leases that have been assigned to third parties. In the event those third parties fail to make the lease payments, the Company could be obligated to make the lease payments itself. The Company has also purchased a letter of credit for $250,000 in connection with a customer agreement. In the event the Company fails to meet its financial obligations to the customer, the customer would be able to use the letter of credit to satisfy the Company's obligations, in which case the Company would be obligated to repay the issuer of the letter of credit. The Company also indemnifies its directors and officers to the maximum extent permitted by Delaware law. In addition, the Company makes indemnities to its customers in connection with the sale of dental and vision benefit plans in the ordinary course of business. The maximum amount of potential future payments under all of the preceding guarantees and indemnities cannot be determined. The Company has recorded no liabilities related to these guarantees and indemnities in the accompanying condensed consolidated balance sheets, except as described above under "Contingent Lease Obligations." The Company issued no guarantees during the three months ended March 31, 2004.

GOVERNMENT  REGULATION

During the three months ended March 31, 2004 and 2003, certain of the Company's subsidiaries were not in compliance with regulatory requirements that limit the amount of the subsidiary's administrative expenses as a percentage of its premium revenue. The Company has discussed this noncompliance with the applicable regulatory agencies, and those agencies have taken no action with respect to this noncompliance. The Company believes these instances of noncompliance with regulatory requirements will have no significant effect on its consolidated financial statements.

NOTE  8.  CAPITAL  STOCK
------------------------

PENDING  REVERSE  STOCK  SPLIT

In November 2003, the Company's board of directors approved a reverse stock split and certain related transactions, pursuant to which: (i) each 1,500 shares of the Company's outstanding common stock would be converted into one share of new common stock; (ii) the Company would pay cash for fractional shares that result from the reverse stock split at the rate of $2.25 per share of existing common stock; (iii) the Company would acquire all the shares of its common stock that are held by the Company's 401(k) retirement plan (approximately 172,000 shares) for a price of $2.25 per share of existing common stock; (iv) each outstanding option to purchase 1,500 shares of common stock would be converted into an option to purchase one share of new common stock, at an exercise price per share that is equal to 1,500 times the existing exercise price per share; and (v) the Company would pay cash equal to the excess, if any, of $2.25 per existing share over the existing exercise price per share, for the fractional options that result from the reverse split.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. The Company desires to take advantage of these safe harbor provisions. The following risk factors, as well as the risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which has been filed with the Securities and Exchange Commission, should be read in conjunction with this Management's
Discussion  and  Analysis  of  Financial  Condition  and  Results  of Operations
("MD&A").

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

RISK  FACTORS
-------------

The Company's business and competitive environment includes numerous factors that expose the Company to risk and uncertainty. Some risks are related to the dental or vision benefits industry in general and other risks are related to the Company specifically. Due to the risks and uncertainties described below, there can be no assurance that the Company will be able to maintain its current market position. Some of the risk factors described below have adversely affected the Company's operating results in the past, and all of these risk factors could affect the Company's future operating results.

INTEGRATION  OF  ACQUIRED  BUSINESS

The Company completed the acquisition of HN Dental, HN Vision, and certain PPO/indemnity dental and vision business underwritten by HN Life in the fourth quarter of 2003. See Note 3 to the accompanying condensed consolidated financial statements for more information on these transactions. The combined revenue of the acquired businesses was approximately $74 million for the year ended December 31, 2003, which is significant compared to the size of the Company's pre-existing operations. The Company is in the process of integrating the acquired business into its pre-existing operations. Due to the relatively large size of the business acquired, and the complexities inherent in this process, there is a risk that the Company may not be able to complete such integration in a timely and effective manner. In such case, the Company may not be able to retain all of the customers of the acquired companies, resulting in a loss of revenue, and the Company's health care services or general and administrative expenses could be higher than expected, which could have a negative impact on the Company's overall profitability.

GOVERNMENT  REGULATION

The dental and vision benefits industries are subject to extensive state and local laws, rules and regulations. Several of the Company's operating subsidiaries are subject to various requirements imposed by state laws and regulations related to the operation of a dental or vision HMO plan or a dental insurance company, including the maintenance of a minimum amount of net worth, and these requirements could be changed in the future. There can be no assurance that the Company will be able to meet all applicable regulatory requirements in the future.

CONTINGENT  LEASE  OBLIGATIONS

The Company sold all of its general dental practices and orthodontic practices in 1996, 1997 and 1998. All of the office lease agreements related to those practices either have been assigned to the respective purchasers of the practices, or have expired. As of March 31, 2004, the Company is contingently liable for an aggregate of approximately $1.6 million of office lease obligations related to those practices for which the leases have been assigned. Although the leases have been assigned to the purchasers of those practices, there can be no assurance that the persons and/or entities to which these office leases were assigned will make the lease payments, and that the Company will not become liable for those payments.

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

COMPETITIVE  MARKET

The Company operates in a highly competitive industry. Its ability to operate on a profitable basis is affected by significant competition for employer groups and for contracting dental and vision providers. Dental and vision providers are becoming more sophisticated, their practices are busier, and they are less willing to join the Company's networks under capitation arrangements or discounted fees. There can be no assurance the Company will be able to compete successfully enough to be profitable. Existing or new competitors could have a negative impact on the Company's revenues, earnings and growth prospects. The Company expects the level of competition to remain high for the foreseeable future.

UTILIZATION  OF  DENTAL  AND  VISION  SERVICES

Under the Company's dental PPO/indemnity plan designs and its vision benefit plans, the Company assumes the entire underwriting risk related to the frequency and cost of dental or vision services provided to the covered individuals. Under the Company's dental HMO plan designs, the Company assumes a portion of the underwriting risk, primarily related to the frequency and cost of specialist services, the cost of supplemental payments made to general dentists, and the frequency and cost of dental services provided by general dentists with whom the Company does not have standard capitation arrangements. If the Company does not accurately assess these underwriting risks, the premium rates charged to its customers may not be sufficient to cover the cost of the dental services delivered to subscribers and dependents. This could have a material adverse effect on the Company's operating results.

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

RELATIONSHIPS  WITH  PROVIDERS

The Company's success is dependent on maintaining competitive provider networks in each of the Company's geographic markets. Generally, the Company and the network providers enter into nonexclusive contracts that may be terminated by either party with limited notice. The Company's operating results could be negatively affected if it is unable to establish and maintain contracts with a competitive number of providers in locations that are convenient for the subscribers and dependents enrolled in the Company's benefit plans.

DEPENDENCE  ON  KEY  PERSONNEL

The Company believes its success is dependent to a significant degree upon the abilities and experience of its senior management team. The loss of the services of one or more of its senior executives could negatively affect the Company's operating results.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

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

ACCOUNTS  RECEIVABLE

Accounts receivable represent uncollected premiums related to coverage periods prior to the balance sheet date, and are stated at the estimated collectible amounts, net of an allowance for bad debts. The Company continuously monitors the timing and amount of its premium collections, and maintains a reserve for estimated bad debt losses. The amount of the reserve is based primarily on the Company's historical experience and any customer-specific collection issues that are identified. The Company believes its reserve for bad debt losses is adequate as of March 31, 2004. However, there can be no assurance that the bad debt losses ultimately incurred will not exceed the reserve for bad debts established by the Company.

GOODWILL

The Company's accounting for goodwill is in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Goodwill as of March 31, 2004 consists of $3.1 million of goodwill related to the acquisition of HN Dental and HN Vision in October 2003, $5.3 million of goodwill related to the acquisition of Paramount in 2002, and $3.9 million of goodwill related to the acquisition of First American in 1996. See
Note 3 to the accompanying consolidated financial statements for more information on the acquisition of HN Dental and HN Vision. In the case of each acquisition, goodwill represents the excess of the purchase price of the acquired company over the fair value of the net assets acquired, and in the case of the First American acquisition, the balance is net of previously accumulated amortization and an adjustment in 1999 to reduce the carrying value of the goodwill to its estimated realizable value.

SFAS No. 142 requires that all goodwill be evaluated for possible impairment on an annual basis, and any time an event that may have affected the value of the goodwill occurs. SFAS No. 142 also established the appropriate method of testing for possible impairment. The Company has established October 1 as the date on which it conducts its annual evaluation of goodwill for possible impairment. In accordance with SFAS No. 142, the Company tested its goodwill for possible impairment by estimating the fair value of each of its reporting units that include goodwill, and comparing the fair value of each reporting unit to the book value of the net assets of each reporting unit. The fair value of each reporting unit was determined primarily by estimating the discounted future cash flows of the reporting unit, and by estimating the amount for which the reporting unit could be sold to a third party, based on a market multiple of earnings. The Company had no impairment of its goodwill as of October 1, 2003, based on the method of testing for possible impairment established by SFAS No.
142. The estimates to which the results of the Company's test are the most sensitive are the amount of shared administrative expenses that are charged to each reporting unit, and the market multiple of earnings that is used to estimate the fair value of each reporting unit. The Company believes the estimates used in its test are reasonable and appropriate, but a significant change in either of these estimates could result in the indication of an impairment of goodwill. The Company is not aware of any events that have occurred since October 1, 2003 that may have affected the value of its goodwill. However, there can be no assurance that impairment will not occur in the future.

INTANGIBLE  ASSETS

Intangible assets as of March 31, 2004 consist of customer relationships, provider networks, and other intangible assets with an aggregate net book value of $9.8 million, all of which were acquired in connection with the acquisitions of HN Dental and HN Vision in October 2003, Ameritas in March 2003, and Paramount in August 2002. See Note 3 to the accompanying consolidated financial statements for more information on the acquisitions of HN Dental, HN Vision and Ameritas. The amount of the purchase price that was allocated to each of the intangible assets was equal to the Company's estimate of the fair value of each asset. Each intangible asset is being amortized over its estimated useful life on a straight-line basis. The estimates to which the fair value of each intangible asset are the most sensitive are the estimate of future cash flows related to the asset, the estimated useful life of the asset, and the weighted average cost of capital assumed. The Company believes the estimates used in determining the fair value of each intangible asset are reasonable and appropriate, but a significant change in any of these estimates could result in a significant change in the fair values of the intangible assets, or the amortization periods of those assets, or both.

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

In the fourth quarter of 2003, the Company reduced the valuation allowance on its net deferred tax assets by $5.7 million, based on its determination that this amount of the net deferred tax assets is more likely than not to be realized, primarily due to a significant improvement in the Company's reported operating results and its expected future operating results. Accordingly, the Company recognized deferred income tax expenses and benefits during the three months ended March 31, 2004. The Company's net deferred tax assets were fully reserved during the comparable period in 2003, as the Company believed at that time that it was more likely than not that the net deferred tax assets would not be realized.

RESULTS  OF  OPERATIONS

The following table shows the Company's results of operations as a percentage of premium revenue, and is used in the period-to-period comparisons discussed below.

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ----------------------
                                                             2004        2003
                                                          ----------  ----------
Premium revenue, net                                          100.0%      100.0%

Health care services expense                                   71.7        68.9
Selling, general and administrative expense                    23.9        29.0
                                                          ----------  ----------
  Operating income                                              4.4         2.1

Investment and other income                                     0.3         0.4
Interest expense                                               (0.8)       (0.5)
                                                          ----------  ----------
  Income before income taxes                                    3.9         2.0
Income tax expense                                              1.3          --
                                                          ----------  ----------

  Net income                                                    2.6%        2.0%
                                                          ==========  ==========

THREE  MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Premium revenue increased by $21.6 million, or 98.5%, from $21.9 million in 2003 to $43.5 million in 2004, primarily due to the acquisition of HN Dental and HN Vision effective October 31, 2003, and the acquisition of Ameritas effective March 31, 2003. See Note 3 to the accompanying condensed consolidated financial statements for more information on these acquisitions. The operations of HN
Dental and HN Vision are included in the Company's financial statements beginning on November 1, 2003, and the operations of Ameritas are included beginning on April 1, 2003. The average membership for which the Company provided dental or vision coverage increased by approximately 674,000 members, or 87.1%, from 774,000 members in 2003 to 1,448,000 members in 2004. Average membership increased in 2004 by approximately 621,000 members due to the HN Dental and HN

Vision acquisition, and by approximately 26,000 members due to the Ameritas acquisition, and the remaining increase of 3.5% was due to net internal membership growth.

Premium revenue increased by 98.5% while average membership increased 87.1%. The increase in premium revenue per member was primarily due to the acquisition of HN Dental and HN Vision, as the acquired business has higher average revenue per member than the Company's pre-existing business. The Company believes this is because the product mix of the acquired business includes benefit plans with higher levels of coverage on average, compared to the Company's pre-existing business. The increase in premium revenue per member from 2003 to 2004 is also partially due to increases in premium rates.

Health care services expense increased by $16.1 million, or 106.7%, from $15.1 million in 2003 to $31.2 million in 2004, primarily due to the acquisitions of HN Dental, HN Vision and Ameritas, as discussed above. Health care services expense as a percentage of premium revenue (the "loss ratio") increased from 68.9% in 2003 to 71.7% in 2004. The increase in the loss ratio was primarily due to the acquisition of HN Dental and HN Vision, as the acquired business had a higher loss ratio than the pre-existing operations of the Company.

Selling, general and administrative ("SG&A") expense increased by $4.0 million, or 63.4%, from $6.4 million in 2003 to $10.4 million in 2004, primarily due to the acquisitions of HN Dental, HN Vision and Ameritas, as discussed above. SG&A expense as a percentage of premium revenue decreased from 29.0% in 2003 to 23.9% in 2004. The increase in SG&A expenses is primarily due to the increase in membership and premium revenue, as discussed above, while the decrease in SG&A expense as a percentage of premium revenue is primarily due to economies of scale that were realized by the Company as a result of the acquisition of HN Dental and HN Vision.

Investment and other income decreased from $79,000 in 2003 to $122,000 in 2004, which was primarily due to an increase in the amount of investments held by the Company. The increase in the amount of investments held by the Company was primarily due to the investments of HN Dental and HN Vision, and the increase in investments held by the Company's insurance subsidiary, which was necessary to support the PPO/indemnity dental and vision business acquired in connection with the acquisition of HN Dental and HN Vision. See Note 3 to the accompanying condensed consolidated financial statements for more information on the acquisition of HN Dental and HN Vision. The increase in investments held by the Company's insurance subsidiary was financed by the issuance of convertible notes in October 2003, as discussed in Note 3 to the accompanying condensed consolidated financial statements.

Interest expense increased from $100,000 in 2003 to $356,000 in 2004, which was primarily due to the issuance of $19.0 million of convertible notes in October 2003, as discussed in Note 3 to the accompanying condensed consolidated financial statements.

Income before income taxes improved significantly, from $444,000 in 2003 to $1.7 million in 2004, which was primarily due to a 98.5% increase in premium revenue, and a decrease in SG&A expense as a percentage of premium revenue, from 29.0% in 2002 to 23.9% in 2003, as discussed above.

Income tax expense increased from zero in 2003 to $575,000 in 2004. The Company had a loss for tax purposes in 2003, and its net deferred tax assets were fully reserved at the time, and accordingly, the Company recorded no income tax expense in 2003. See Note 5 to the accompanying condensed consolidated financial statements for more information on income tax expense.

LIQUIDITY  AND  CAPITAL  RESOURCES

The  Company's  net  working capital increased from $13.5 million as of December
31, 2003, to $15.2 million as of March 31, 2004. The increase in net working capital was primarily due to $1.1 million of net income plus $0.5 million of deferred income tax expense.

The  Company's  total  debt decreased slightly from $22.9 million as of December
31, 2003, to $22.8 million as of March 31, 2004, as there were no principal payments due on any of its debt during the first quarter of 2004, except for the capital lease obligations. The aggregate principal payments due under all of the Company's debt, including its capital leases, are $0.2 million during the remainder of 2004, $0.1 million in 2005, $0.5 million in 2006, $1.7 million in 2007, $1.2 million in 2008, and $19.0 million from 2009 through 2013.

Effective March 31, 2003, the Company acquired all of the outstanding capital stock of Ameritas for $1.0 million in cash, plus contingent monthly payments during the five years following the acquisition date. Each contingent monthly payment is equal to 10% of the actual premium revenue during the month from customers of Ameritas that existed as of March 31, 2003. As of March 31, 2004, the Company has accrued a total of $341,000 of contingent purchase price, which has been added to the cost of the acquisition for accounting purposes. Based on the amount of premium revenue during the period from April 1, 2003 to March 31, 2004, from customers of Ameritas that existed as of March 31, 2003, the maximum aggregate amount of the contingent monthly payments would be approximately $1.2 million, if the Company retained all of the existing customers of Ameritas for five years after the acquisition date at the premium rates in effect during the twelve months ended March 31, 2004. See Note 3 to the accompanying condensed consolidated financial statements for more information on this acquisition. The operations of Ameritas are included in the Company's consolidated financial statements beginning on April 1, 2003.

Effective October 31, 2003, the Company acquired all of the outstanding capital stock of HN Dental, which was a California dental HMO, and certain PPO/indemnity dental business underwritten by Health Net Life Insurance Company ("HN Life"), which was formerly an affiliate of HN Dental, for $10.7 million in cash, and an agreement to provide private label dental HMO and PPO/indemnity products to be sold in the marketplace by subsidiaries of Health Net, Inc., the former parent company of HN Dental, for a period of at least five years following the transaction, subject to certain conditions. Effective October 31, 2003, the Company also acquired all of the outstanding capital stock of HN Vision, which was a California vision HMO and a former affiliate of HN Dental, and certain PPO/indemnity vision business underwritten by HN Life, for $4.5 million in cash. HN Dental and HN Vision were merged into the Company's pre-existing California dental HMO subsidiary effective April 1, 2004.

The business purpose of these acquisitions was to increase the Company's market penetration in California, which is one of the Company's primary geographic markets, and to gain vision benefit products that are internally administered by the Company. As a result of the acquisitions, the number of individuals in California for which the Company provides dental benefits increased from approximately 350,000 members to approximately 800,000 members, and the number of individuals in California for which the Company provides vision benefits increased from approximately 20,000 members to approximately 170,000 members.

The acquisitions were financed through the issuance of $19.0 million of unsecured convertible promissory notes to certain of the Company's principal stockholders in October 2003. The proceeds from the convertible notes were used to finance the acquisitions, to satisfy the increase in the Company's regulatory net worth requirements related to the PPO/indemnity dental and vision business that was acquired, which is estimated to be $3.8 million, to provide working capital that may be required in connection with the integration of the acquired businesses into the Company's existing operations, and other purposes.

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

The Company's primary source of funds is cash flows from operations and investment income. The Company believes that cash flows from operations and investment income will be adequate to meet the Company's cash requirements for at least the next twelve months, except for financing that may be required to complete additional potential acquisitions. The Company does not expect any significant changes in its cash requirements in the foreseeable future, except for any financing that may be required in connection with potential acquisitions.

The Company believes it has adequate financial resources to continue its current operations for the foreseeable future, and that it will be able to meet its financial obligations from its existing financial resources and future cash flows from its operations. However, there can be no assurance that there will not be unforeseen events that could prevent the Company from doing so.

Net cash provided by operating activities decreased from $1.4 million in 2003 to $1.2 million in 2004. Net cash provided by net income plus depreciation, amortization and deferred income tax expense increased from $864,000 in 2003 to $2.7 million in 2004, which was offset by $1.8 million of net cash used to decrease accrued expenses and deferred premium revenue in 2004, compared to $0.2 million of net cash used to decrease those items in 2003. The $0.9 million decrease in accrued expenses in 2004 was primarily due to a $1.3 million payment to the seller of HN Dental and HN Vision in connection with the acquisition of those entities in October 2003. The $0.9 million decrease in deferred premium revenue in 2004 was primarily due to a change in the timing of monthly billings to customers of HN Dental and HN Vision during the first quarter of 2004, which was implemented in connection with the integration of HN Dental and HN Vision into the Company's pre-existing operations.

Net cash used by investing activities was $0.1 million in 2004, compared to $0.1 million of net cash provided by investing activities in 2003. Net proceeds from the sale or maturity of investments were $0.5 million in 2004, which was used to finance $0.6 million of purchases of property and equipment. Net cash provided by financing activities was $0.5 million in 2004, compared to $0.6 million of net cash used by financing activities in 2003. Payments on debt and capital lease obligations decreased from $0.6 million in 2003 to $0.1 million in 2004, due to amendments to two of the outstanding convertible notes, which deferred principal payments on the notes. See Note 4 to the accompanying condensed consolidated financial statements for more information on the convertible notes.

RECENT  ACCOUNTING  PRONOUNCEMENTS

See Note 2 to the accompanying condensed consolidated financial statements for a discussion of recently adopted accounting principles and recently issued accounting pronouncements.

IMPACT  OF  INFLATION

The Company's operations are potentially impacted by inflation, which can affect premium rates, health care services expense, and selling, general and administrative expense. The Company expects that its earnings will be positively impacted by inflation in premium rates, because premium rates for dental and vision benefit plans in general have been increasing due to inflation in recent years. The Company expects that its earnings will be negatively impacted by inflation in health care costs, because fees charged by dentists and vision care providers have been increasing due to inflation in recent years. The impact of inflation on the Company's health care expenses is partially mitigated in the short-term by the fact that approximately 30% of total health care services expense consists of capitation (fixed) payments to providers. In addition, most of the Company's selling, general and administrative expenses are impacted by general inflation in the economy.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to risk related to changes in short-term interest rates, due to its investments in interest-bearing securities. As of March 31, 2004, the Company's total cash and investments were approximately $32.6 million. Therefore, a one percentage-point change in short-term interest rates would have a $326,000 impact on the Company's annual investment income. The Company is not subject to a material amount of risk related to changes in foreign currency exchange rates.

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

The Company completed an evaluation as of March 31, 2004, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the

Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information related to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission.

CHANGES  IN  INTERNAL  CONTROLS

No significant changes to the Company's internal controls were made during the periods covered by this report.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is subject to various claims and legal actions arising in the ordinary course of business. The Company believes all pending claims either are covered by liability insurance maintained by the Company or by providers in the Company's provider networks, or will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      31.1  Certification of Chief Executive Officer
      31.2  Certification of Chief Financial Officer
      31.1  Certification pursuant to 18 U.S.C. Section 1350

(b)   REPORTS  ON  FORM  8-K.

The Company filed a Current Report on Form 8-K/A on January 13, 2004, which amended the Current Report on Form 8-K filed on November 7, 2003, and which includes historical financial statements of HN Dental and HN Vision and pro forma financial information for the Company related to the acquisition of HN Dental and HN Vision. See Note 3 to the accompanying condensed consolidated financial statements for more information on this acquisition.

The Company filed a Current Report on Form 8-K on April 15, 2004, to report the issuance of a news release containing information on the Company's results of operations for the quarter and year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on the 13th day of May 2004.

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